Form 10-Q
period 1999-08-31
LIBERATE TECHNOLOGIES
filed 1999-10-13
CIK 1085776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended August 31, 1999


                        Commission File Number 000-26565


                              LIBERATE TECHNOLOGIES
             (Exact name of registrant as specified in its charter)


         Delaware                                       94-3245315
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)


2 Circle Star Way, San Carlos, California               94070-6200
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code:     (650) 701-4000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X ] No [  ]

Although the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the registrant was required to file such reports, the registrant did not become subject to such filing requirements until the registration statement on Form S-1 was declared effective by the Securities and Exchange Commission on July 27, 1999.

The number of shares outstanding of the Registrant's common stock as of September 30, 1999 was 41,783,770.

                              LIBERATE TECHNOLOGIES

                                    FORM 10-Q

                      For The Quarter Ended August 31, 1999

                                TABLE OF CONTENTS

                                                                                                      PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at August 31, 1999
                      and May 31, 1999...............................................................    1
                  Condensed Consolidated Statements of Operations and Comprehensive
                      Loss for the Three Months Ended August 31, 1999 and 1998.......................    2
                  Condensed Consolidated Statements of Cash Flows for the Three Months
                      Ended August 31, 1999 and 1998.................................................    3
                  Notes to Condensed Consolidated Financial Statements...............................    4

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations............................................    7

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........................   22


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................................   23

         Item 2.  Changes in Securities and Use of Proceeds..........................................   23

         Item 3.  Defaults in Securities.............................................................   24

         Item 4.  Submission of Matters to a Vote of Security Holders................................   24

         Item 5.  Other Information..................................................................   25

         Item 6.  Exhibits and Reports on Form 8-K...................................................   25

         Signature...................................................................................   26


Part I.  Financial Information
Item 1.  Financial Statements

                                             LIBERATE TECHNOLOGIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (in thousands)
                                                   Unaudited

                                                                                        August 31,        May 31,
                                                                                           1999            1999
                                                                                        -----------     -----------
                                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents......................................................       $   82,464        $ 33,657
   Short term investments.........................................................           63,896          19,751
   Accounts receivable, net ......................................................            1,515             644
   Receivable from affiliate, net.................................................              989             482
   Prepaid warrants...............................................................            3,310           1,504
   Prepaid expenses and other current assets......................................            2,523           1,911
                                                                                        -----------     -----------
     Total current assets.........................................................          154,697          57,949
PROPERTY AND EQUIPMENT, net.......................................................            4,135           2,269
OTHER ASSETS:
   Advanced royalties.............................................................              824             279
   Purchased intangibles, net.....................................................            6,085           7,606
   Other..........................................................................               78              79
                                                                                        -----------     -----------
     Total assets.................................................................        $ 165,819        $ 68,182
                                                                                        ===========     ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable...............................................................      $     1,025       $   1,643
   Accrued liabilities............................................................            8,209           8,911
   Accrued payroll and related expenses...........................................            2,156           2,248
   Deferred revenues..............................................................           36,804          38,787
   Note payable to affiliate......................................................               52              52
                                                                                        -----------     -----------
     Total current liabilities....................................................           48,246          51,641
LONG TERM DEBT....................................................................               --           4,315

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
   Convertible preferred stock....................................................               --             330
   Common stock...................................................................              418               6
   Contributed and paid-in-capital................................................          283,421         166,979
   Deferred stock compensation....................................................           (7,501)         (6,579)
   Warrants.......................................................................            3,687           1,522
   Stockholder notes receivable...................................................             (247)           (348)
   Accumulated other comprehensive income.........................................               13              28
   Accumulated deficit............................................................         (162,218)       (149,712)
                                                                                        -----------     -----------
     Total stockholders' equity ..................................................          117,573          12,226
                                                                                        -----------     -----------
     Total liabilities and stockholders' equity...................................        $ 165,819        $ 68,182
                                                                                        ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              LIBERATE TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)
                                    Unaudited

                                                                                            Three months ended
                                                                                        --------------------------
                                                                                        August 31,      August 31,
                                                                                           1999            1998
                                                                                       ------------   -------------
REVENUES:
   License and royalty.............................................................     $    1,482      $   1,139
   Service.........................................................................          3,806          2,169
                                                                                       ------------   -------------
     Total revenues................................................................          5,288          3,308
                                                                                       ------------   -------------

COST OF REVENUES:
   License and royalty.............................................................            522            600
   Service.........................................................................          5,562          1,199
                                                                                       ------------   -------------
     Total cost of revenues........................................................          6,084          1,799
                                                                                       ------------   -------------
     Gross margin..................................................................           (796)         1,509
                                                                                       ------------   -------------

OPERATING EXPENSES:
   Research and development........................................................          5,342          4,041
   Sales and marketing.............................................................          3,216          2,145
   General and administrative......................................................          1,424            814
   Amortization of purchased intangibles...........................................          1,521          1,521
   Amortization of warrants........................................................            359             --
   Amortization of deferred stock compensation.....................................            504              7
                                                                                       ------------   -------------
     Total operating expenses......................................................         12,366          8,528
                                                                                       ------------   -------------
     Loss from operations..........................................................        (13,162)        (7,019)
INTEREST AND OTHER INCOME, net.....................................................            697             81
                                                                                       ------------   -------------
     Loss before income tax (provision) benefit....................................        (12,465)        (6,938)
INCOME TAX (PROVISION) BENEFIT.....................................................            (41)           271
                                                                                       ------------   -------------
     Net loss......................................................................        (12,506)        (6,667)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT............................................            (15)            --
                                                                                       ------------   -------------
     Comprehensive loss............................................................      $ (12,521)      $ (6,667)
                                                                                       ============   =============

BASIC NET LOSS PER SHARE...........................................................     $    (0.91)      $ (31.01)
                                                                                       ============   =============

SHARES USED IN COMPUTING BASIC NET LOSS PER SHARE..................................         13,777            215
                                                                                       ============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              LIBERATE TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                           Three months ended
                                                                                        --------------------------
                                                                                        August 31,     August 31,
                                                                                           1999           1998
                                                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................................        $(12,506)       $(6,667)
  Adjustment to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization................................................          1,870          1,866
     Amortization of warrants.....................................................            359             --
     Provision for doubtful accounts..............................................             75            120
     Loss on disposal of property and equipment...................................            300             --
     Non-cash compensation expense................................................            504              7
     Changes in operating assets and liabilities, net of acquisition:
       Increase in accounts receivable............................................           (946)          (146)
       Increase in receivable from affiliate, net.................................           (507)          (121)
       Increase in prepaid expenses and other current assets......................           (612)          (254)
       Increase in other assets...................................................           (544)           (24)
       Decrease in accounts payable...............................................           (618)           (80)
       Increase (decrease) in accrued liabilities.................................           (702)           466
       Decrease in accrued payroll and related expenses...........................            (92)          (232)
       Decrease in deferred revenues..............................................         (1,983)          (120)
       Increase in interest payable...............................................             --             50
                                                                                       ------------   ------------
         Net cash used in operating activities....................................        (15,402)        (5,135)
                                                                                       ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment............................................         (2,515)          (182)
   Purchase of short term investments.............................................        (44,145)            --
                                                                                       ------------   ------------
          Net cash used in investing activities...................................        (46,660)          (182)
                                                                                       ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial public offering, net.....................................         97,970             --
   Proceeds from private placement, net...........................................         12,125             --
   Proceeds from issuance of stock option exercises, net..........................            789             50
                                                                                       ------------   ------------
         Net cash provided by financing activities................................        110,884             50
                                                                                       ------------   ------------

Effect of exchange rates on cash..................................................            (15)            --
                                                                                       ------------   ------------
Net increase (decrease) in cash and cash equivalents..............................         48,807         (5,267)
Cash and cash equivalents, beginning of period....................................         33,657         12,138
                                                                                       ------------   ------------
Cash and cash equivalents, end of period..........................................       $ 82,464        $ 6,871
                                                                                       ============   ============

Supplemental non-cash activities:
   Conversion of debt and accrued interest to equity..............................       $   4,343       $    --
                                                                                       ============   ============
   Issuance of warrants for common stock in connection with network operator
    agreements....................................................................       $   2,165       $    --
                                                                                       ============   ============
   Deferred stock compensation....................................................       $   1,426       $   127
                                                                                       ============   ============
   Income taxes...................................................................       $      41       $    21
                                                                                       ============   ============
   Stockholder notes receivable...................................................       $     101       $     5
                                                                                       ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              LIBERATE TECHNOLOGIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements include the accounts of Liberate Technologies ("Liberate" or "the Company") and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

  The condensed consolidated financial statements included herein have been prepared by Liberate, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Liberate believes that disclosures are adequate to make the information presented not misleading.

  In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are necessary for the fair presentation of results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with Liberate's audited consolidated financial statements and notes to consolidated financial statements included in Liberate's initial public offering on Form S-1/A filed with the Securities and Exchange Commission on July 27, 1999.

NOTE 2. OFFERINGS OF COMMON STOCK

  On August 2, 1999, Liberate completed an initial public offering in which it sold 6,250,000 shares of common stock at $16 per share. In addition, Liberate sold 451,050 shares of common stock at $16 per share in connection with the exercise of the underwriters' overallotment. The total aggregate proceeds from these transactions were $107.2 million. Underwriters' discounts and other related costs were $9.2 million resulting in net proceeds of $98.0 million. The net proceeds were predominately held in cash equivalents and short term investments at August 31, 1999. Shortly before the offering, Liberate recorded a one-for-six reverse stock split of its outstanding stock. Upon the closing of the offering, all of our preferred stock, par value $0.01 per share, automatically converted into 33,089,335 shares of common stock. Immediately following the closing of the offering, Liberate sold 813,802 shares of common stock in a private placement to Lucent Technologies for an aggregate of $12.1 million. In addition, we issued 421,940 shares of common stock to Middlefield Ventures, an affiliate of Intel, in connection with the cancellation of a convertible promissory note in the amount of $4.0 million payable by Liberate to Middlefield. Related to this transaction, the accrued interest on the convertible promissory note was charged to additional paid in capital. Finally, during the quarter ended August 31, 1999, we issued 247,889 shares of common stock, calculated on a post reverse stock split basis, to employees, consultants and other service providers pursuant to the exercise of stock options.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to stockholders. SFAS 131 was effective for the Company's year ending May 31, 1999. The Company operates solely in one segment, the development, manufacturing and sale of information appliance software for consumer, corporate and educational marketplaces. As of August 31, 1999, the Company's long term assets are located primarily in the United States. The Company's revenues by geographic area are as follows:

                                                                        Three Months Ended
                                                               -------------------------------------
                                                                August 31,               August 31,
(in thousands)                                                     1999                     1998
                                                               -------------           -------------
United States                                                      $2,782                    $1,688
Japan                                                                 797                       781
England                                                               960                       367
Canada                                                                 53                       360
Other                                                                 696                       112
                                                               -----------               -----------

Total revenues                                                     $5,288                    $3,308
                                                               ===========               ===========

  Export sales consist of sales to customers in foreign countries. During the three months ended August 31, 1999 and 1998 export sales were 47% and 49%, respectively.

NOTE 4. CALCULATION OF NET LOSS PER SHARE

  Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive. Previously issued preferred stock, which converted to common stock, is weighted from the time the shares were converted. At August 31, 1999 options to purchase 6,879,405 shares of common stock and warrants to purchase 374,999 shares of common stock were outstanding and were excluded from the calculation of loss per share.

                                                                       Three Months Ended
                                                              -------------------------------------
                                                                 August 31,            August 31,
(in thousands, except per share data)                               1999                  1998
                                                              ---------------       ---------------
Net loss                                                          $ (12,506)             $(6,667)
                                                              ===============       ===============

Weighted average shares of common stock outstanding                   13,777                 215
                                                              ---------------       ---------------

Basic and diluted net loss per share                             $    (0.91)             $ (31.01)
                                                              ===============       ===============

NOTE 5. COMMITMENTS AND CONTINGENCIES

LITIGATION. In December 1998, one of the Company's former employees filed an action in the California Superior Court for the County of San Mateo against the Company for, among other things, unpaid commissions of approximately $1.5 million, constructive employment termination, intentional misrepresentation and negligent misrepresentation. In September 1999, that former employee sought to amend his complaint against the Company, adding a claim for damages for failure to pay wages under the California Labor Code and seeking the imposition of a constructive trust over withheld commissions and any enhancement in value of that money. The plaintiff in this case alleges that the Company did not honor the terms of a proposed bonus plan, and that the Company sought to change the bonus plan arrangement only after the Company had discovered that the proposed plan would have resulted in substantial payments to the plaintiff. The Company believes that these claims are without merit and that it has strong defenses against this lawsuit. Accordingly, the Company intends to vigorously defend this action.

COMMITMENTS. During the quarter ended August 31, 1999, the Company signed a first amendment to the Technology License and Distribution Agreement with Sun Microsystems, Inc. The amendment calls for Liberate to pay certain minimum royalties in exchange for the right to certain of Sun's technology and to maintain the status as a preferred vendor of Sun technology. The minimum guaranteed royalties of approximately $3.8 million are to be paid to Sun through the period ended December 31, 2004.

  In September 1999, the Company relocated its headquarters to a new, approximately 78,000 square foot, facility in San Carlos, California. The lease provides for initial monthly rent payments of approximately $0.2 million with annual increases of 3 percent. The lease terminates in August 2009. Oracle
Corporation initially provided a $10.0 million guarantee to our landlord. The Oracle guarantee has subsequently been replaced with a security deposit provided by the Company in the form of an Irrevocable Letter of Credit of approximately $2.5 million. The Irrevocable Letter of Credit is secured by a Certificate of Deposit in the amount equal to the Irrevocable Letter of Credit. Over the term of the lease total payments will be approximately $33.4 million.

  The Company has subsequently exercised its option to lease additional space of approximately 100,000 square feet in an adjacent building currently under construction. The initial monthly rent is estimated at approximately $0.3 million with annual increases of 3 percent. Over the term of this lease total payments are estimated to be approximately $45.3 million. This lease will terminate 10 years from occupancy, estimated to be late spring or early summer of 2000. The security deposit will increase to approximately $5.0 million for both buildings. The Company intends to sublease three-quarters of this building through short term subleases ranging from one to three years to ensure that additional space is available for the Company's growth and expansion in the future.

  The Company previously leased its headquarters, furniture and equipment from Oracle. Oracle has agreed to terminate the Company's Redwood Shores, California office lease, furniture and equipment lease and service agreement lease without penalty, effective September 1999.

  In August 1999, the Company entered into a master lease agreement with Steelcase Financial Services Inc. for office furniture. In October 1999, the initial office equipment lease schedule was executed for approximately $0.8 million. Payments for the initial lease schedule will total approximately $0.9 million over the three-year term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to future events or our future financial performance. Any statements contained in this document that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

  The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Risk Factors," and the factors and risks discussed in our Registration Statement on Form S-1/A declared effective on July 27, 1999 by the Securities and Exchange Commission (No. 333-78781).

OVERVIEW

  Liberate is a leading provider of a complete software platform for delivering Internet-enhanced content and applications to information appliances, such as television set-top boxes and game consoles. Liberate's Internet-based client and server software allows network operators, such as telecommunications companies, cable and satellite television operators and Internet service providers to provide consumers access to network operator-branded applications and services. We began operations in December 1995 as a division of Oracle to develop server and client software for the consumer, corporate and educational markets. In April 1996, we were incorporated as a Delaware corporation. In August 1997, we acquired Navio Communications. Navio was a development stage company involved in designing Internet application and server software for the consumer market.

  We began shipping our initial products and generating revenues in the last quarter of fiscal 1997. We generate revenues by licensing our server and client products and providing related services to network operators and information appliance manufacturers. Network operators generally pay up-front license fees for our server software. We recognize server license revenues upon final delivery of the licensed product, when collection is probable and when the fair market value and the fee for each element of the transaction is fixed and determinable. We also generate service revenues from maintenance provided in connection with server licenses. Maintenance fees typically represent a percentage of associated license fees.

  We license our client software and provide related services to both network operators and information appliance manufacturers. Information appliance manufacturers pay us royalties on a per unit basis. Typically, we recognize these royalty fees upon shipment of the device by the manufacturer. Network operators also pay per subscriber royalty fees when information appliance owners activate the operators' service. Generally, network operators pay these royalty fees upon activation, either in the form of an up front payment or on a subscription basis. Up front royalty fees are recognized when a network operator reports to us that a user has activated the service. These network operators pay an additional per subscriber maintenance fee typically on an annual basis for the duration of the activation period. Subscription based royalty fees are recognized quarterly when reported by the network operators. A portion of this subscription based royalty fee is allocated to service revenues as maintenance and is also recognized quarterly.

  In addition to the maintenance services we offer in connection with our software licenses, which include upgrades and technical support, we also provide comprehensive consulting, engineering and training services to network operators and information appliance manufacturers. Revenues generated from these services generally are recognized as the services are performed while maintenance fees are recognized ratably over the term of the maintenance contract.

  Deferred revenues consist primarily of payments received from customers for prepaid license and royalty fees and prepaid services for undelivered product and services. Deferred revenues decreased from $38.8 million at May 31, 1999 to $36.8 million at August 31, 1999. This decrease resulted primarily from recognition of previously deferred revenue, as well as a conscious effort to de-emphasize customer prepayments of future licenses and royalties.

  For the quarter ended August 31, 1999, the following customers each provided for 10% or more of our total revenues: Wind River, Cable & Wireless, US West and Intel. For the quarter ended August 31, 1998, the following customers each provided for 10% or more of our total revenues: Wind River, Cable & Wireless, Nintendo, Fujitsu and Bell Canada.

  International sales accounted for approximately 47% and 49% of our total revenues for the three months ended August 31, 1999 and 1998, respectively. We anticipate international sales to continue to represent a significant portion of total revenues.

RESULTS OF OPERATIONS

Revenues

  Total revenues were $5.3 million for the quarter ended August 31, 1999, representing an increase of approximately $2.0 million or 60% over the quarter ended August 31, 1998.

  License and royalty revenues totaled $1.5 million for the quarter ended August 31, 1999, representing an increase of approximately $0.3 million or 30% over the quarter ended August 31, 1998. This increase was primarily related to increased royalty revenues reflecting an increase in our customer base, including certain customers entering the trial and deployment phases.

  Service revenues totaled $3.8 million for the quarter ended August 31, 1999, representing an increase of $1.6 million or 75% over the quarter ended August 31, 1998. This increase was primarily related to increases in our consulting revenues resulting from the creation of our professional services organization in the first quarter of fiscal 1999, as well as overall increases in the level of billable custom development projects.

Cost of Revenues

  Total cost of revenues were $6.1 million for the quarter ended August 31, 1999, representing an increase of $4.3 million over the quarter ended August 31, 1998.

  License and royalty. Cost of license and royalty revenues consists primarily of license and support fees paid to third parties for technology incorporated into our products. Cost of license and royalty revenues were $0.5 million and $0.6 million for the quarters ended August 31, 1999 and 1998, respectively. These amounts represented 35% and 53% of license and royalty revenues for the quarters ended August 31, 1999 and 1998, respectively. The decrease in cost of license and royalty revenues in dollar amounts was due primarily to the full amortization of certain prepaid inbound licenses. We expect the cost of license and royalty revenues, as a percentage of license and royalty revenues, to fluctuate in future periods, but with a general decreasing trend. Amortization of certain third party costs will have the effect of decreasing license and royalty costs as a percentage of license and royalty revenues as these revenues increase. However, introduction of new third party technology may offset the effect of the amortized costs or increase cost of license and royalty revenues as a percentage of license and royalty revenues.

  Service. Cost of service revenues consists of employee compensation, payments to independent consultants and related overhead. Cost of service revenues were $5.6 million for the quarter ended August 31, 1999, representing an increase of $4.4 million over the quarter ended August 31, 1998. These amounts represented 146% and 55% of service revenues for the quarters ended August 31, 1999 and 1998, respectively. The increase in dollar amounts and as a percentage of service revenues was due primarily to the expansion of the professional service organization required to meet the growth in customer installation, training and deployment of our products. The increase in cost of services as a percentage of service revenues was due primarily to our investment in the services portion of our business by providing certain services on a discounted basis to our customers in an effort to encourage successful deployment. We expect cost of service revenues to increase in absolute dollar amounts to the extent existing and new customers install and deploy our products. We also expect the cost of service revenues, as a percentage of service revenues, to fluctuate in future periods. We anticipate the percentage will fluctuate in the near term due to continued expansion of services as existing and new customers install and deploy our products and we continue to provide and support limited trial installations of our products at discounted prices to network operators in order to continue to increase our market share.

  Liberate expects total cost of revenues to increase substantially in absolute dollars in future periods as a result of providing continued services to support customer implementations, as well as higher third party license costs as deployments increase.

Research and Development Expenses

  Research and development expenses consist primarily of salary and other related costs for personnel and independent consultants as well as costs related to outsourced development projects to support product development. Research and development expenses were $5.3 million for the quarter ended August 31, 1999, an increase of $1.3 million or 32% over the quarter ended August 31, 1998. The increase is primarily due to an increase in staffing and related expenses, as well as more outsourced development projects, in particular a project with General Instrument. This was offset by an increase in the level of billable custom development projects, which when billable to customers, the related costs are classified as cost of service revenues. The classification of costs between research and development and cost of service revenues may fluctuate between categories depending on the level of projects that are billable at any point in time.

  We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, expect research and development expenses to increase significantly in absolute dollar amounts in future periods. However, if revenues increase, we expect research and development expenses to decline as a percentage of total revenues in the long term.

Sales and Marketing Expenses

  Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, facilities for regional offices, public relations, marketing materials and tradeshows. Sales and marketing expenses were $3.2 million for the quarter ended August 31, 1999, representing an increase of $1.1 million or 50% over the quarter ended August 31, 1998. The increase was primarily related to increased staffing and related expenses, increased commissions and increased spending on trade shows. We believe these expenses will increase in absolute dollar amounts in future periods as we expand our direct sales and marketing efforts domestically and abroad. However, if revenues increase, we expect these costs to decrease as a percentage of total revenues in the long term.

General and Administrative Expenses

  General and administrative expenses consist primarily of salaries and other related costs for legal, human resource and finance employees, as well as legal and other professional fees. General and administrative expenses were $1.4 million for the quarter ended August 31, 1999, representing an increase of $0.6 million or 75% over the quarter ended August 31, 1998. The increase was primarily due to increased staffing which resulted in higher expenses, as well as increased spending on outsourced professional services such as legal and recruiting. We believe these expenses will increase in absolute dollar amounts as we continue to add personnel to support our expanding operations and assume the responsibilities of a public company. However, if revenues increase, we expect general and administrative expenses to decrease as a percentage of total revenues in the long term.

Amortization of Purchased Intangibles

  Amortization of purchased intangibles represents the purchase price of Navio in excess of identified tangible and intangible assets. Approximately $18.3 million of purchased intangibles was recorded in August of 1997 and is being amortized on a straight-line basis over an estimated useful life of three years.

Amortization of Deferred Stock Compensation

  Deferred stock compensation represents the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In fiscal 1999, we began recording deferred stock compensation in connection with stock options granted to employees and others. These amounts are amortized on a straight-line basis over the 48 month vesting period of such options. Amortization of deferred stock compensation was $0.5 million for the quarter ended August 31, 1999 compared to amortization of deferred stock compensation of $7,000 for the quarter ended August 31, 1998. The majority of the stock option grants being amortized were granted in the latter half of fiscal 1999. In June 1999, we recorded approximately $1.4 million, net of terminations, of deferred stock compensation related to additional stock option grants. We expect that deferred stock compensation expense recorded in quarters after August 31, 2002 will decrease ratably from quarter to quarter through the quarter ending August 31, 2003.

Amortization of Warrants

  Warrant expense represents the amortization of warrants based on their estimated fair value, as determined using the Black-Scholes model, as of the earlier of the grant date or the date it becomes probable that the warrants will be earned. Pursuant to Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to establishment of a performance commitment. In April and May 1999, we entered into agreements with several network operators that require us to issue warrants to purchase up to an aggregate of 2,299,996 shares of common stock if the network operators satisfy commercial milestones. For the quarter ended May 31, 1999, we recorded warrants to purchase up to 208,333 shares of common stock as being earned by two network operators for signing license agreements. During the quarter ended August 31, 1999, we recorded additional warrants to purchase up to 166,666 shares of common stock as being earned by two additional network operators for signing license agreements. At August 31, 1999, approximately $3.3 million of prepaid warrants have been recorded on the consolidated balance sheet and will be expensed over the warrants' respective amortization periods. Amortization for the quarter ended August 31, 1999 was approximately $0.4 million.

Interest and Other Income, Net

  Interest and other income, net includes interest income on Liberate's cash, cash equivalents and short term investments, net of expenses, as well as bank charges and losses on disposals of fixed assets. Interest and other income, net was $0.7 million for the quarter ended August 31, 1999, an increase of $0.6 million over the quarter ended August 31, 1998. The increase was primarily due to interest income on proceeds from Liberate's private placement offering, public offering of common stock and Lucent offering, offset slightly by losses on disposals of fixed assets. Proceeds from Liberate's offerings are expected to increase interest income generated in the near term when compared to prior fiscal periods.

Income Tax (Provision) Benefit

  Income tax (provision) benefit includes income tax benefit and foreign withholding tax expense. Income tax provision of approximately $41,000 for the quarter ended August 31, 1999 consisted primarily of foreign withholding tax expense. Income tax benefit of approximately $271,000 for the quarter ended August 31, 1998 was comprised of the benefits received under a tax sharing agreement with Oracle that provides for our consolidation into Oracle's tax group for income tax payment purposes.

LIQUIDITY AND CAPITAL RESOURCES

  As of August 31, 1999, our principal source of liquidity was approximately $146.4 million of cash, cash equivalents and short term investments.

  On August 2, 1999 Liberate completed an initial public offering in which it sold 6,250,000 shares of common stock at $16 per share. In addition, Liberate sold 451,050 shares of common stock at $16 per share in connection with the exercise of the underwriters' overallotment. The total aggregate proceeds from these transactions were $107.2 million. Underwriters' discounts and other related costs were $9.2 million for net proceeds of $98.0 million. The net proceeds were predominately held in cash equivalents and short term investments at August 31, 1999. Immediately following the closing of the offering, Liberate also sold 813,802 shares of common stock in a private placement to Lucent Technologies for an aggregate of $12.1 million.

  Cash used in operations was $15.4 million for the quarter ended August 31, 1999, an increase of $10.3 million over cash used in operations of $5.1 million for quarter ended August 31, 1998. This increase was primarily due to a higher net loss (related primarily to increased staffing), an increase in accounts receivable, a decrease in accrued liabilities and a decrease in deferred revenue for the quarter ended August 31, 1999.

  Net cash used in investing activities was $46.7 million for the quarter ended August 31, 1999, an increase of $46.5 million over cash used in investing activities of $0.2 million for the quarter ended August 31, 1998. This increase was due to the purchase of short term investments during the quarter combined with purchases of property and equipment in connection with the build out of our new facilities.

  Net cash from financing activities was $110.9 million for the quarter ended August 31, 1999, an increase of $110.8 million over net cash from financing activities of $0.1 million for the quarter ended August 31, 1998. This increase was primarily due to cash generated from stock offerings.

  In April 1999, Liberate and General Instrument entered into a manufacturer's agreement whereby General Instrument will develop hardware using Liberate's software. Under the manufacturer's agreement, Liberate will pay General Instrument $10.0 million in development fees for certain services to be performed by General Instrument to help fund the hardware development over a three year period. Amounts expensed under this agreement for the quarter ended August 31, 1999 were approximately $0.8 million.

  See Footnote 5, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for further information.

  We currently anticipate that our current cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, cash generated from operations, if any, may not be sufficient to satisfy our liquidity requirements. We may therefore need to sell additional equity or raise funds by other means. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

YEAR 2000 COMPLIANCE

  Many currently installed computer systems and software products are coded to accept only two digit year entries in the date code field. Consequently, on January 1, 2000, many of these systems could fail or malfunction because they may not be able to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies, including us, our customers and our potential customers, may need to be upgraded to comply with such "Year 2000" requirements.

  We have developed and implemented a company-wide program to identify and remedy the Year 2000 issues. The scope of our Year 2000 readiness program includes the review and evaluation of:

     - Our IT systems, such as hardware and software utilized in the operation of our business;

     - Our non-IT systems or embedded technology, such as micro controllers contained in various equipment and facilities;

     - The readiness of third parties, including customers, suppliers and other key vendors; and

     -    Our client and server software products.

  Although we have inventoried our principal internal information technology systems and believe that they are Year 2000 compliant, some of our internal information technology systems are not yet certified. We anticipate that we will complete our certification of these systems by November 1, 1999. We have received Year 2000 compliance statements from the suppliers of some of our principal internal systems, and have sought similar statements from other vendors. Our review of the internal systems of third parties with whom we have material interactions is ongoing. Because we and our customers are substantially dependent upon the proper functioning of our computer systems, a failure of our systems to be Year 2000 complaint could materially disrupt our operations which could seriously harm our business.

  We have tested our client and server products to determine that they are Year 2000 compliant, when configured and used in accordance with the related documentation and our customer's hardware platform. We have performed operational tests for each of our products by testing various future dates in each of the products' functional areas from installation to standard operation on our customers' platforms. In addition, the transition from year 1999 to year 2000 was simulated for our client and server software. According to the results of our tests, our products should not abnormally end or provide incorrect or invalid results due to date data, including dates that represent a different century, provided the underlying operating system and customer hardware platform are Year 2000 compliant.

  The Year 2000 problem may also affect third party software products that are incorporated into our client and server tools, applications and other software products that we modify and license to our customers. When we incorporate third party software products into our products, we generally discuss Year 2000 issues with these third parties and sometimes perform internal testing on their products. We do not, however, guarantee or certify that the software licensed by these suppliers is Year 2000 compliant. Any failure by third parties to provide Year 2000 compliant software products that we incorporate into our products could result in financial loss, harm to our reputation, and liability to others and could seriously harm our business.

  Although we are in the process of inquiring as to the Year 2000 readiness of our customers, we do not currently have extensive information concerning the Year 2000 compliance status of our customers. We completed the delivery of our customer inquiries to all of our customers then existing at July 31, 1999 and continue to make similar inquiries to new customers after that date. Our current or potential customers may incur significant expense to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have to license our products.

  Because our Year 2000 compliance efforts are part of ongoing system upgrades, we have funded our Year 2000 plan from operating cash flows and have not separately accounted for these costs in the past. To date, these costs have not been material. We may incur additional costs related to Year 2000 compliance for administrative personnel to manage the testing, review and remediation, and outside vendor and contractor assistance. Although we currently do not expect future Year 2000 compliance costs to be material, we may experience material problems and costs with Year 2000 compliance that could seriously harm our business, including:

     - Operational disruptions and inefficiencies for us, our customers and vendors that provide us with internal systems that will divert management's time and attention and financial and human resources from ordinary business activities;

     - Business disputes and claims for pricing adjustments by our customers, some of which could result in litigation or contract termination; and

     - Harm to our reputation to the extent that our customers' products experience errors or interruptions of service.

  The worst case scenario for Year 2000 problems for us would be to cease normal operations for an indefinite period of time while we attempted to respond to Year 2000 problems in our internal systems and our software products without having full internal operations capabilities. Although we do not believe that our business would come to a standstill in the worst case scenario, we could experience severe operational disruptions and inefficiencies resulting in product delivery delays and a corresponding decrease in revenues.

  Although it is not yet fully developed, we expect to complete our Year 2000 contingency plan well in advance of December 31, 1999. We are designing our Year 2000 contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness for our critical operations. The cost of developing and implementing our plan may be material.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY THAT MAKES AN EVALUATION OF OUR BUSINESS DIFFICULT

  We were incorporated in April 1996 and began shipping our initial products to customers in the last quarter of fiscal 1997. Our limited operating history makes evaluation of our business and prospects difficult. Companies in an early stage of development frequently encounter heightened risks and unexpected expenses and difficulties. For us, these risks include the:

     - Limited number of network operators that have deployed products and services incorporating our technology;

     - Limited number of information appliance manufacturers that have incorporated our technology into their products;

     - Delays in deployment of high speed networks and Internet-enhanced services and applications by our network operator customers; and

     - Our unproven long term business model, which depends on generating the majority of our revenues from royalty fees paid by network operators and information appliance manufacturers.

These risks, expenses and difficulties apply particularly to us because our market, the information appliance software market, is new and rapidly evolving.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

  We incurred net losses of approximately $3.3 million in fiscal 1996, $19.0 million in fiscal 1997, $94.4 million for fiscal 1998, $33.1 million in fiscal 1999 and $12.5 million for the quarter ended August 31, 1999. Our net losses of $94.4 million in fiscal 1998 included a $58.1 million charge related to acquired in process research and development. As of August 31, 1999, we had an accumulated deficit of approximately $162.2 million. Since our inception, we have not had a profitable quarter and may never achieve or sustain profitability. Although our revenues increased from fiscal 1997 to fiscal 1998 and from fiscal 1998 to fiscal 1999, we may not be able to sustain our historical revenue growth rates. We also expect to continue to incur increasing cost of revenues, research and development, sales and marketing and general and administrative expenses. If we are to achieve profitability given our planned expenditure levels, we will need to generate and sustain substantially increased license and royalty revenues; however, we are unlikely to be able to do so for the foreseeable future. As a result, we expect to incur significant and increasing losses and negative cash flows for the foreseeable future. In addition, approximately 66% of our revenues through August 31, 1999 have been derived from services provided by us and not from license and royalty fees paid by network operators and information appliance manufacturers in conjunction with the deployment of products and services incorporating our software products. If we are unable to derive a greater proportion of our revenues from these license and royalty fees, our losses will likely continue indefinitely.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

  Our quarterly operating results have varied in the past and are likely to vary significantly from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not a good indication of our future performance. Moreover, we expect to derive substantially all of our revenues for the near term from license fees and related consulting and support services. Over the longer term, to the extent deployments increase, we expect to derive an increasing portion of our revenues from royalties paid by network operators and information appliance manufacturers. If deployments do not increase or this transition otherwise does not occur, we are unlikely to be able to generate or sustain substantially increased revenue and our operating results will be seriously harmed.

  In the short term, we expect our quarterly revenues to be significantly dependent on the sale of a small number of relatively large orders for our products and services, which generally have a long sales cycle. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. In many cases, we recognize revenues from services on a percentage of completion basis. Our ability to recognize these revenues may be delayed if we are unable to meet service milestones on a timely basis. Moreover, because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in losses for the quarter.

  Although we have limited historical financial data, in the past we have experienced seasonality in our quarter ending August 31. These seasonal trends may continue to affect our quarter-to-quarter revenues.

THE MARKET FOR INFORMATION APPLIANCES IS NEW AND MAY NOT DEVELOP AS WE
ANTICIPATE

  Because the information appliance market is newly emerging, the potential size of this new market opportunity and the timing of its development are uncertain. As a result, our profit potential is unproven. We are dependent upon the commercialization and broad acceptance by consumers and businesses of a wide variety of information appliances including, among others, television set-top boxes, game consoles, smart phones and personal digital assistants. Initial commercialization efforts in this industry have been primarily focused on television set-top boxes. Broad acceptance of all information appliances, particularly television set-top boxes, will depend on many factors. These factors include:

     - The willingness of large numbers of consumers to use devices other than personal computers to access the Internet;

     - The development of content and applications for information appliances; and

     - The emergence of industry standards that facilitate the distribution of content over the Internet to these devices.

If the market for information appliances does not develop or develops more slowly than we anticipate, our revenues will not grow as fast as anticipated, if at all.

OUR SUCCESS DEPENDS ON NETWORK OPERATORS INTRODUCING, MARKETING AND PROMOTING PRODUCTS AND SERVICES FOR INFORMATION APPLIANCES BASED ON OUR TECHNOLOGY

  Our success depends on large network operators introducing, marketing and promoting products and services based on our technology. There are, however, only a limited number of large network operators worldwide. Moreover, only a limited number of network operators have introduced or are in the process of deploying products and services incorporating our technology and services for information appliances. In addition, none of our network operator customers are contractually obligated to introduce, market or promote products and services incorporating our technology, nor are any of our network operator customers contractually required to achieve any specific introduction schedule. Accordingly, even if a network operator initiates a customer trial of products incorporating our technology, that operator is under no obligation to continue its relationship with us or to launch a full scale deployment of these products. Further, our agreements with network operators are not exclusive, so network operators with whom we have agreements may enter into similar license agreements with one or more of our competitors.

  Moreover, because the large scale deployment of products and services incorporating our technology by network operators is complex, time consuming and expensive, each deployment of these products and services requires our expertise to tailor our technology to the customer's particular product offering. This customization process requires a lengthy and significant commitment of resources by our customers and us. This commitment of resources may slow deployment, which could, in turn, delay market acceptance of these products and services. Unless network operators introduce, market and promote products and services incorporating our technology in a successful and timely manner, our software platform will not achieve widespread acceptance, information appliance manufacturers will not use our software in their products and our revenues will not grow as fast as anticipated, if at all.

IF INFORMATION APPLIANCE MANUFACTURERS DO NOT MANUFACTURE PRODUCTS THAT INCORPORATE OUR TECHNOLOGY, OR IF THESE PRODUCTS DO NOT ACHIEVE ACCEPTANCE, WE MAY NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS

  We do not manufacture hardware components that incorporate our technology. Rather, we license software technology to information appliance manufacturers. Accordingly, our success will depend, in part, upon our ability to convince a number of information appliance manufacturers to manufacture products incorporating our technology and the successful introduction and commercial acceptance of these products. Our efforts in this regard are significantly dependent on network operators deploying services using our server software.

  While we have entered into a number of agreements with information appliance manufacturers, none of these manufacturers are contractually obligated to introduce or market information appliances incorporating our technology, nor are any of them contractually required to achieve any specific production schedule. Moreover, our agreements with information appliance manufacturers are not exclusive, so information appliance manufacturers with whom we have agreements may enter into similar license agreements with one or more of our competitors. Our failure to convince information appliance manufacturers to incorporate our software platform into their products, or the failure of these products to achieve broad acceptance with consumers and businesses, will result in revenues that do not grow as fast as expected, if at all.

COMPETITION FROM BIGGER, BETTER CAPITALIZED COMPETITORS COULD RESULT IN PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE

  Competition in the information appliance software market is intense. Our principal competitors on the client software side include Microsoft, OpenTV and Spyglass. On the server side, our primary competitor is Microsoft. We expect additional competition from other established and emerging companies. We expect competition to persist and intensify as the information appliance market develops and competitors focus on additional product and service offerings. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues and loss of market share.

  Many of our existing and potential competitors, particularly Microsoft, have longer operating histories, a larger customer base, greater name recognition and significantly greater financial, technical, sales and marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well established relationships with our current and potential customers. Moreover, some of our competitors, particularly Microsoft, have significant financial resources which have enabled them in the past and may enable them in the future to make large strategic investments in our current and potential customers. Such investments may enable competitors to strengthen existing relationships or quickly establish new relationships with our current or potential customers. For example, as a result of a recent investment in AT&T, Microsoft obtained a nonexclusive licensing agreement under which AT&T will purchase at least 7.5 million licenses of Microsoft software for television set-top boxes. Investments such as this may discourage our potential or current customers who receive the investment from deploying our information appliance software, regardless of their views of the relative merits of our products and services.

ORACLE'S OWNERSHIP OF OUR STOCK AND OTHER RELATIONSHIPS WITH US COULD LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER TRANSACTIONS SUBMITTED FOR A VOTE OF OUR STOCKHOLDERS

  Based on 41,779,552 shares outstanding on August 31, 1999, Oracle beneficially owns approximately 47% of our outstanding capital stock. In addition, in May 1999, we entered into a voting agreement with Oracle, Comcast, Cox Communications and MediaOne. Under this agreement, among other things, Comcast, Cox and MediaOne have agreed to vote the shares of our common stock held by them in order to elect a representative designated by Oracle to our board of directors. Currently, two of our six directors are directors and officers of Oracle. As a result, Oracle, acting both through our board of directors and through its ownership of our capital stock, may exert significant influence over us. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then current market price of our common stock.

  In addition, Oracle provides us with a distribution channel for our products in Asia/Pacific, Europe and the United States and assists us in providing our customers with support. We have also entered into several commercial, technological and financial arrangements with Oracle on which our business depends. If Oracle terminates these arrangements, if Oracle does not fulfill its obligations under these arrangements, if Oracle ever acts in a way that is adverse to our interests, or if we are no longer eligible to receive the benefits of these arrangements, we may need to find alternative distribution channel partners, seek alternative technologies for our products and services and find alternative financial resources.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

  We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of customers. For the quarter ended August 31, 1999, our four largest customers accounted for approximately 55% of our total revenues, with Wind River Systems accounting for 20% of our total revenues and Cable & Wireless accounting for 13% of our total revenues. For the quarter ended August 31, 1998, our five largest customers accounted for approximately 71% of our total revenues, with Wind River Systems accounting for 30% of our total revenues and Cable & Wireless accounting for 11% of our total revenues. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods, although the customers may vary from period to period. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases less of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly.

OUR LENGTHY SALES CYCLE MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE

  We believe that the purchase of our products and services involves a significant commitment of capital and other resources by a customer. In many cases, the decision for our customers to use our products and services requires them to change their established business practices and conduct their business in new ways. As a result, we may need to educate our potential customers on the use and benefits of our products and services. In addition, our customers generally must consider a wide range of other issues before committing to purchase and incorporate our technology into their offerings. As a result of these and other factors, including the approval at a number of levels of management within a customer's organization, our sales cycle averages from six to 12 months and may sometimes be significantly longer. Because of the length of our sales cycle, we have a limited ability to forecast the timing and amount of specific sales.

  In addition, we base our quarterly revenue projections, in part, upon our expectation that specific sales will occur in a particular quarter. In the past, our sales have occurred in quarters other than those anticipated by us. If our expectations, and thus our revenue projections, are not accurate for a particular quarter, our actual operating results for that quarter could fall below the expectations of financial analysts and investors.

DEMAND FOR OUR PRODUCTS AND SERVICES WILL DECLINE SIGNIFICANTLY IF OUR SOFTWARE CANNOT SUPPORT AND MANAGE A SUBSTANTIAL NUMBER OF USERS

  Despite frequent testing of our software's scalability in a laboratory environment, the ability of our software platform to support and manage a substantial number of users in an actual deployment is uncertain. If our software platform does not efficiently scale to support and manage a substantial number of users while maintaining a high level of performance, demand for our products and services and our ability to sell additional products to our existing customers will be significantly reduced.

INTERNATIONAL REVENUES ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES; ACCORDINGLY, IF WE ARE UNABLE TO EXPAND OUR INTERNATIONAL OPERATIONS IN A TIMELY MANNER, OUR GROWTH IN INTERNATIONAL REVENUES WILL BE LIMITED

  International revenues accounted for approximately 47% of our total revenues for the quarter ended August 31, 1999 and approximately 49% for the quarter ended August 31, 1998. We anticipate that a significant portion of our revenues for the foreseeable future will be derived from sources outside the United States, especially as we increase our sales and marketing activities with respect to international licensing of our technology. Accordingly, our success will depend, in part, upon international economic conditions and upon our ability to manage international sales and marketing operations. To date, we have relied primarily on Oracle for the international distribution of our products and services in Asia/Pacific. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel, and increase our foreign direct and indirect sales forces. This expansion will require significant management attention and resources, which could divert attention from other aspects of our business. To the extent we are unable to expand our international operations in a timely manner, our growth in international sales, if any, will be limited.

  Moreover, substantially all of our revenues and costs to date have been denominated in U.S. dollars. However, expanded international operations may result in increased foreign currency payables. Although we may from time to time undertake foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, we do not currently attempt to cover potential foreign currency exposure. Accordingly, any fluctuation in the value of foreign currency could seriously harm our ability to increase international revenues.

WE MAY HAVE TO CEASE OR DELAY PRODUCT SHIPMENTS IF WE ARE UNABLE TO OBTAIN KEY TECHNOLOGY FROM THIRD PARTIES

  We rely on technology licensed from third parties, including applications that are integrated with internally developed software and used in our products. Most notably, we license certain Java and Jini technologies from Sun Microsystems, VxWorks real time operating system from Wind River Systems, font technology from BitStream and multimedia architecture from RealNetworks. These third party technology licenses may not continue to be available to us on commercially reasonable terms, or at all, and we may not be able to obtain licenses for other existing or future technologies that we desire to integrate into our products. If we cannot maintain existing third party technology licenses or enter into licenses for other existing or future technologies needed for our products we would be required to cease or delay product shipments while we seek to develop alternative technologies.

WE DO NOT CURRENTLY HAVE LIABILITY INSURANCE TO PROTECT AGAINST THIRD PARTY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE EXPENSIVE TO DEFEND

  We expect that, like other software product developers, we will increasingly be subject to infringement claims as the number of products and competitors developing information appliance software grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. These prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. We cannot guarantee that:

     -    An infringement claim will not be asserted against us in the future;

     -    The assertion of such a claim will not result in litigation;

     -    We would prevail in such litigation; or

     - We would be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms, or at all.

  We currently do not have liability insurance to protect against the risk that licensed third party technology infringes the intellectual property of others. Any claims relating to our intellectual property, regardless of their merit, could seriously harm our ability to develop and market our products and manage our day-to-day operations because they could:

     -    Be time consuming and costly to defend;

     -    Divert management's attention and resources;

     -    Cause product shipment delays;

     -    Require us to redesign our products; or

     -    Require us to enter into royalty or licensing agreements.

WE COULD SUFFER LOSSES AND NEGATIVE PUBLICITY IF OUR TECHNOLOGY CAUSES A FAILURE OF OUR NETWORK OPERATOR CUSTOMERS' SYSTEMS

  Our technology is integrated into the products and services of our network operator customers. Accordingly, a defect, error or performance problem with our technology could cause our customers' telecommunication, cable and satellite television or Internet service systems to fail for a period of time. Any such failure will cause severe customer service and public relations problems for our customers. As a result, any failure of our network operator customers' systems caused by our technology could result in:

     -    Delayed or lost revenue due to adverse customer reaction;

     -    Negative publicity regarding us and our products and services; and

     - Claims for substantial damages against us, regardless of our responsibility for such failure.

Any claim could be expensive and require the expenditure of a significant amount of resources regardless of whether we prevail. We currently do not have liability insurance to protect against this risk.

OUR SUCCESS DEPENDS ON OUR ABILITY TO KEEP PACE WITH THE LATEST TECHNOLOGICAL CHANGES BUT WE HAVE EXPERIENCED AND MAY IN THE FUTURE EXPERIENCE DELAYS IN COMPLETING DEVELOPMENT AND INTRODUCTION OF NEW SOFTWARE PRODUCTS

  The market for information appliance software is characterized by evolving industry standards, rapid technological change and frequent new product introductions and enhancements. Our technology enables network operators to deliver content and applications to information appliances over the Internet. Accordingly, our success will depend in large part upon our ability to adhere to and adapt our products to evolving Internet protocols and standards. Therefore, we will need to develop and introduce new products that meet changing customer requirements and emerging industry standards on a timely basis. In the past, we have experienced delays in completing the development and introduction of new software products. We may encounter such delays in the development and introduction of future products as well. In addition, we may:

     - Fail to design our current or future products to meet customer requirements;

     - Fail to develop and market products and services that respond to technological changes or evolving industry standards in a timely or cost effective manner; and

     - Encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY HARM OUR COMPETITIVENESS

  Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology. We rely primarily on a combination of trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. In addition, we have 17 patent applications pending in the United States. Patents may not be issued from these or any future applications. Even if they are issued, these patents may not survive a legal challenge to their validity or provide significant protection for us.

  The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Any failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our most technologically advanced features, which could seriously reduce demand for our products and services.

FAILURE TO MANAGE OUR GROWTH MAY SERIOUSLY HARM OUR ABILITY TO DELIVER PRODUCTS IN A TIMELY MANNER, FULFILL EXISTING CUSTOMER COMMITMENTS AND ATTRACT AND RETAIN NEW CUSTOMERS

  Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources, especially as more network operators and information appliance manufacturers incorporate our software into their products and services. This potential for rapid growth is particularly significant in light of the large customer bases of network operators and information appliance manufacturers and the frequent need to tailor our products and services to our customers' unique needs. To the extent we add several customers simultaneously or add customers whose product needs require extensive customization, we may need to significantly expand our operations. Moreover, we expect to significantly expand our domestic and international operations by, among other things, expanding the number of employees in professional services, research and development and sales and marketing.

  This additional growth will place a significant strain on our limited personnel, financial and other resources. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to implement additional management information systems, to further develop our operating, administrative, financial and accounting systems and controls, to hire additional personnel, to develop additional levels of management within the corporation, to locate additional office space in the United States and internationally and to maintain close coordination among our development, accounting, finance, sales and marketing, consulting services and customer service and support organizations. Failure to accomplish any of these requirements would seriously harm our ability to deliver products in a timely fashion, fulfill existing customer commitments and attract and retain new customers.

THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD HARM OUR COMPETITIVENESS

  We believe that our success will depend on the continued employment of our senior management team and key technical personnel, none of whom, except Mitchell E. Kertzman, our President and Chief Executive Officer, has an employment agreement with us. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be very difficult to replace and our ability to manage day-to-day operations, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues, would be seriously harmed.

OUR PLANNED EXPANSION OF OUR INDIRECT DISTRIBUTION CHANNELS WILL BE EXPENSIVE AND MAY NOT SUCCEED

  To date, we have sold our products and services principally through our direct sales force. In the future, we intend to expand the number and reach of our indirect channel partners, primarily overseas, through distribution agreements similar to the one we have with Oracle. The development of these indirect channels will require the investment of significant company resources, which could seriously harm our business if our efforts do not generate significant revenues. Moreover, we may not be able to attract indirect channel partners that will be able to effectively market our products and services. The failure to recruit indirect channel partners that are able to successfully market our products and services could seriously hinder the growth of our business.

WE MAY NEED TO MAKE ACQUISITIONS IN ORDER TO REMAIN COMPETITIVE IN OUR MARKET, AND POTENTIAL FUTURE ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND DILUTE STOCKHOLDER VALUE

  We may acquire other businesses in the future in order to remain competitive or to acquire new technologies. As a result of these acquisitions, we may need to integrate product lines, technologies, widely dispersed operations and distinct corporate cultures. The product lines or technologies of the acquired companies may need to be altered or redesigned in order to be made compatible with our software products or the software architecture of our customers. These integration efforts may not succeed or may distract our management from operating our existing business. Our failure to successfully manage future acquisitions could seriously harm our operating results. In addition, our stockholders would be diluted if we finance the acquisitions by incurring convertible debt or issuing equity securities.

DEMAND FOR OUR PRODUCTS AND SERVICES WILL NOT INCREASE IF THE INTERNET DOES NOT CONTINUE TO GROW AND IMPROVE

  Acceptance of our software platform depends substantially upon the widespread adoption of the Internet for commerce, communications and entertainment. As is typical in the case of an emerging industry characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions, demand for and acceptance of recently introduced Internet products and services are subject to a high level of uncertainty. In addition, critical issues concerning the commercial use of the Internet remain unresolved and may affect the growth of Internet use, especially in the consumer markets we target. The adoption of the Internet for commerce, communications and access to content and applications, particularly by those that have historically relied upon alternative means of commerce, communications and access to content and applications, generally requires understanding and acceptance of a new way of conducting business and exchanging information. Moreover, widespread application of the Internet outside of the United States will require reductions in the cost of Internet access to prices affordable to the average consumer.

  To the extent that the Internet continues to experience an increase in users, an increase in frequency of use or an increase in the amount of data transmitted by users, we cannot guarantee that the Internet infrastructure will be able to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in development or adoption of new standards or protocols required to handle increased levels of Internet activity, or due to increased government regulation. Changes in, or insufficient availability of, telecommunications or similar services to support the Internet could also result in slower response times and could adversely impact use of the Internet generally. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure, standards, protocols or complementary products, services or facilities do not effectively support any growth that may occur, demand for our products and services will decline significantly.

INCREASING GOVERNMENT REGULATION COULD CAUSE DEMAND FOR OUR PRODUCTS AND SERVICES TO DECLINE SIGNIFICANTLY

  We are subject not only to regulations applicable to businesses generally, but also laws and regulations directly applicable to the Internet. Although there are currently few such laws and regulations, state, federal and foreign governments may adopt a number of these laws and regulations governing any of the following issues:

     -    User privacy;

     -    Copyrights;

     -    Consumer protection;

     -    Taxation of e-commerce;

     -    The online distribution of specific material or content; and

     -    The characteristics and quality of online products and services.

  We do not engage in e-commerce, nor do we distribute content over the Internet. However, one or more states or the federal government could enact regulations aimed at companies, like us, which provide software that facilitates e-commerce and the distribution of content over the Internet. The likelihood of such regulation being enacted will increase as the Internet becomes more pervasive and extends to more people's daily lives. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a reduction in growth occurs, demand for our products and services will decline significantly.

WE EXPECT OUR OPERATIONS TO CONTINUE TO PRODUCE NEGATIVE CASH FLOW; CONSEQUENTLY, IF WE CANNOT RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO FUND OUR CONTINUED OPERATIONS

  Since our inception, cash used in our operations has substantially exceeded cash received from our operations, and we expect this trend to continue for the foreseeable future. We expect that the net proceeds from our initial public offering and the private placement will be sufficient to meet our working capital and capital expenditure needs for at least the twelve months following the offering. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

     -    Develop or enhance our products and services;

     -    Acquire complementary technologies, products or businesses;

     -    Open new offices, in the United States or internationally;

     -    Hire, train and retain employees; or

     -    Respond to competitive pressures or unanticipated requirements.

PROVISIONS OF OUR CORPORATE DOCUMENTS AND DELAWARE LAW COULD DETER TAKEOVERS AND PREVENT YOU FROM RECEIVING A PREMIUM FOR YOUR SHARES

  Provisions of our certificate of incorporation and bylaws as well as provisions of Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR EXPECTED STOCK PRICE VOLATILITY

  In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. Due to the potential volatility of our stock price, we may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

WE MAY INCUR NET LOSSES OR INCREASED NET LOSSES IF WE ARE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE RELATED TO THE ISSUANCE OF WARRANTS

  Under the terms of letter agreements with particular network operators entered into in April and May 1999, we agreed to issue warrants to purchase up to an aggregate of 2,299,996 shares of our common stock if these network operators satisfy commercial milestones. In the event the milestones are met, we will be required to record a significant non-cash accounting expense based upon the value of the warrants at the time the milestones are satisfied. If we are required to record non-cash accounting expenses related to these warrants, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price. As of August 31, 1999, we had recorded warrants to purchase up to 374,999 shares of our common stock as being earned by four network operators for satisfying commercial milestones. In connection with the issuance of these warrants, approximately $0.4 million was recorded as a charge to operations for the quarter ended August 31, 1999.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

INTEREST RATE RISK

  As of August 31, 1999, our investments consisted of $14.7 million of short term money market securities and $121.9 million of debt securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10%, prior to maturity, from levels as of August 31, 1999, the decline of the fair value of the portfolio would not be material.

FOREIGN CURRENCY

  We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are earned in U.S. dollars. Operating expenses incurred by our foreign subsidiaries are denominated primarily in European currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Part II.  Other Information

Item 1. Legal proceedings

  In December 1998, one of our former employees filed an action in the California Superior Court for the County of San Mateo against us for, among other things, unpaid commissions of approximately $1.5 million, constructive employment termination, intentional misrepresentation and negligent misrepresentation. In September 1999, that former employee sought to amend his complaint against us, adding a claim for damages for failure to pay wages under the California Labor Code and seeking the imposition of a constructive trust over withheld commissions and any enhancement in value of that money. The plaintiff in this case alleges that we did not honor the terms of a proposed bonus plan, and that we sought to change the bonus plan arrangement only after we had discovered that the proposed plan would have resulted in substantial payments to the plaintiff. We believe that these claims are without merit and that we have strong defenses against this lawsuit. Accordingly, we intend to vigorously defend this action.

Item 2.  Changes in Securities and Use of Proceeds

(c)  Changes in Securities.

  During the quarter ended August 31, 1999 and prior to the closing of our initial public offering, we granted options to purchase 870,020 shares of common stock to employees, consultants and other service providers of Liberate under our 1996 Stock Plan. During the quarter ended August 31, 1999, we did not grant options to purchase shares of common stock to employees, consultants or other service providers of Liberate under our 1999 Equity Incentive Plan.

  During the quarter ended August 31, 1999, employees, consultants and other service providers of Liberate exercised options for 247,889 shares of common stock under all plans (including preferred shares that converted to common upon the initial public offering).

  On July 27, 1999, we effected a one-for-six reverse stock split of our common stock.

  On August 2, 1999, we issued a total of 33,089,335 shares of our common stock to holders of all shares of Liberate's Preferred Stock in connection with the conversion of the Preferred Stock into common stock.

  On August 2, 1999, we issued 421,940 shares of common stock to Middlefield Ventures, an affiliate of Intel, in connection with the cancellation of a promissory note in the amount of $4.0 million and related accrued interest payable by Liberate to Middlefield.

  On August 2, 1999, we issued 813,802 shares of common stock for an aggregate purchase price of approximately $12.5 million to Lucent Technologies.

  The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933 ("the Act") in reliance upon Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

(d) Use of Proceeds.

  On August 2, 1999, we completed the initial public offering of our common stock. The managing underwriters in the offering were Credit Suisse First Boston, Hambrecht & Quist and Charles Schwab & Co., Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1/A (No. 333-78781). The Securities and Exchange Commission declared the Registration Statement effective on July 27, 1999.

  In our initial public offering Liberate sold 6,250,000 shares of common stock at $16 per share. In addition, we sold 451,050 shares of common stock at $16 per share in connection with the exercise of the underwriters' overallotment. The total aggregate proceeds from these transactions were $107.2 million. Underwriters' discounts and other related costs were $9.2 million resulting in net proceeds of $98.0 million. The net proceeds were predominately held in cash equivalents and short term investments at August 31, 1999. Immediately following the closing of the offering, Liberate also sold 813,802 shares of common stock in a private placement to Lucent Technologies for an aggregate of $12.1 million.

  The following table sets forth the estimated underwriters' discount and other related costs incurred in connection with the offering. None of the amounts shown was paid directly or indirectly to any director or officer of Liberate or their associates, persons owning 10 percent or more of any class of equity securities of Liberate or an affiliate of Liberate.

              (in thousands)
              Underwriters' discount                             $ 7,505
              SEC registration fee                                    75
              NASD fee                                                11
              Nasdaq National Market fee                             106
              Printing and engraving                                 400
              Legal fees and expenses                                503
              Accounting fees and expenses                           451
              Blue sky fees and expenses                              10
              Transfer agent fees                                     10
              Miscellaneous                                          175
                                                               ----------
                Total                                            $ 9,246
                                                               ==========

  The net proceeds will be used and have been applied to working capital for Liberate and were predominantly held in cash equivalents and short term investments at August 31, 1999.

Item 3.  Defaults in Securities

  None.

Item 4.  Submission of Matters to a Vote of Securities Holders

  During the quarter ended August 31, 1999, we submitted the following matters to our stockholders for approval by written consent in lieu of a stockholders' meeting:

  Effective June 16 1999, prior to our initial public offering, our stockholders approved an amendment and restatement of our Certificate of Incorporation, which, among other things, (i) effected a one-for-six reverse stock split of Liberate's outstanding common stock and (ii) deleted references to Liberate's Series B common stock. Our stockholders also approved an additional amendment and restatement of our Certificate of Incorporation to be filed upon the closing of Liberate's initial public offering which, among other things, (A) increased the number of authorized shares of capital stock of Liberate, (B) eliminated the right of stockholders to take action by written consent, and (C) required the affirmative vote of 75% of Liberate's voting stock to amend certain provisions of our Certificate of Incorporation. Stockholders holding 31,814,891 shares (on an as if converted into common stock basis) or 94.6% of the shares outstanding at that time, consented to the foregoing amendments.

  Effective June 16, 1999, prior to our initial public offering, our stockholders approved our 1999 Equity Incentive Plan, pursuant to which 1,525,749 shares of Liberate's common stock have been reserved for issuance, and our 1999 Employee Stock Purchase Plan, pursuant to which 833,333 shares of Liberate's common stock has been reserved for issuance. Stockholders holding 31,814,891 shares (on an as if converted into common stock basis) or 94.6% of the shares outstanding at that time, consented to the adoption of the foregoing plans.

  Effective June 16, 1999, prior to our initial public offering, our stockholders approved (i) an amendment and restatement of our bylaws, which, among other things, permit only stockholders owning at least 50% of our capital stock to call a special meeting of the stockholders and provide for indemnification of officers and directors of Liberate to the full extent authorized or permitted under Delaware law; and (ii) a form of indemnification agreement to be entered into with each of the officers and directors of Liberate. Stockholders holding 31,814,891 shares (on an as if converted into common stock basis) or 94.6% of the shares outstanding at that time, consented to the foregoing amendments and agreements.

Item 5. Other Information

  None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

EXHIBIT NO.   EXHIBIT
-----------   -------
    3.4*      Amended and Restated Bylaws of Liberate, as amended to date.
    3.5*      Sixth Amended and Restated Certificate of Incorporation of Liberate,
              as amended to date.
    4.1*      Specimen Certificate of Liberate's common stock.
   10.1*      Indemnification Agreement entered into between Liberate and its directors and executive officers.
   10.5*      1999 Equity Incentive Plan.
   10.6       1999 Employee Stock Purchase Plan.
   10.18*     Cooperation Agreement, dated July 1, 1999, between Liberate and Intel, as amended.
   10.35*     Stock Purchase Agreement, dated June 30, 1999, between Liberate and
              Lucent Technologies Inc.
   10.37      Master Lease Agreement, dated August 2, 1999, with Steelcase
              Financial Services Inc.
   10.38      Irrevocable Letter of Credit dated September 3, 1999 and Standby
              Letter of Credit Agreement.
   27.1       Financial Data Schedule.

 * Incorporated by reference to Liberate's Registration Statement on Form S-1, as amended (File No. 333-78781)

 (b)  Reports on Form 8-K

  None

Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.



                                    Liberate Technologies

Date:  October 13, 1999 by:           /S/ NANCY J. HILKER
                                    ----------------------

                                    Nancy J. Hilker,
                                    Vice President and
                                    Chief Financial Officer
                                    (duly authorized officer and
                                    principal financial officer)

                                     EXHIBIT INDEX

     NO.      EXHIBIT
-----------   -------
    3.4*      Amended and Restated Bylaws of Liberate, as amended to date.
    3.5*      Sixth Amended and Restated Certificate of Incorporation of Liberate,
              as amended to date.
    4.1*      Specimen Certificate of Liberate's common stock.
   10.1*      Indemnification Agreement entered into between Liberate and its directors and executive officers.
   10.5*      1999 Equity Incentive Plan.
   10.6       1999 Employee Stock Purchase Plan.
   10.18*     Cooperation Agreement, dated July 1, 1999, between Liberate and
              Intel, as amended.
   10.35*     Stock Purchase Agreement, dated June 30, 1999, between Liberate and Lucent Technologies Inc.
   10.37      Master Lease Agreement, dated August 2, 1999, with Steelcase
              Financial Services Inc.
   10.38      Irrevocable Letter of Credit dated September 3, 1999 and Standby
              Letter of Credit Agreement.
   27.1       Financial Data Schedule.

 * Incorporated by reference to Liberate's Registration Statement on Form S-1, as amended (File No. 333-78781)

 (b)  Reports on Form 8-K

  None