Form 10-Q
period 1999-11-30
LIBERATE TECHNOLOGIES
filed 2000-01-14
CIK 1085776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended November 30, 1999


                        Commission File Number 000-26565


                              LIBERATE TECHNOLOGIES
             (Exact name of registrant as specified in its charter)



                 Delaware                                94-3245315
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)



 2 Circle Star Way, San Carlos, California               94070-6200
  (Address of principal executive office)                (Zip Code)


                                 (650) 701-4000
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



          83,603,312 * shares of the Registrant's common stock were outstanding as of December 31, 1999.

--------------------------------------------------------------------------------
* SHARE AMOUNTS SHOWN HAVE BEEN RETROACTIVELY RESTATED TO GIVE EFFECT TO A TWO-FOR-ONE STOCK SPLIT DECLARED ON DECEMBER 21, 1999, WHICH WILL BE EFFECTIVE AFTER JANUARY 14, 2000.

                              LIBERATE TECHNOLOGIES

                                    FORM 10-Q

                     For The Quarter Ended November 30, 1999

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                       Page
                                                                                                    ----
         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets at November 30, 1999
                      and May 31, 1999...............................................................    1
                  Condensed Consolidated Statements of Operations and Comprehensive Loss
                      for the Three Months and Six Months Ended November 30, 1999 and 1998...........    2
                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                      November 30, 1999 and 1998.....................................................    3
                  Notes to Condensed Consolidated Financial Statements...............................    4

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations............................................    8

         Item 3. Quantitative and Qualitative Disclosure About Market Risk...........................   27


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings...................................................................   28

         Item 2. Changes in Securities and Use of Proceeds...........................................   28

         Item 3. Defaults in Securities..............................................................   29

         Item 5. Other Information...................................................................   29

         Item 6. Exhibits and Reports on Form 8-K....................................................   29

         Signature...................................................................................   30

Part I. Financial Information
Item 1. Financial Statements

                              LIBERATE TECHNOLOGIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                    Unaudited

                                                         November 30,        May 31,
                                                            1999              1999
                                                         -----------       -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ....................        $  40,947         $  33,657
   Short-term investments .......................           84,829            19,751
   Accounts receivable, net .....................            2,031               644
   Receivable from affiliate, net ...............              753               482
   Prepaid warrants .............................            2,600             1,504
   Prepaid expenses and other current assets ....            3,061             1,911
                                                         ---------         ---------
     Total current assets .......................          134,221            57,949
Property and equipment, net .....................            6,106             2,269
OTHER ASSETS
   Advanced royalties ...........................              676               279
   Purchased intangibles, net ...................            4,563             7,606
   Restricted cash ..............................            8,788                --
   Other ........................................               79                79
                                                         ---------         ---------
       Total assets .............................        $ 154,433         $  68,182
                                                         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable .............................        $   1,316         $   1,643
   Accrued payroll and related expenses .........            2,639             2,248
   Accrued liabilities ..........................            9,766             8,911
   Short-term portion of capital leases .........              239                --
   Note payable to affiliate ....................               52                52
   Deferred revenues ............................           34,350            38,787
                                                         ---------         ---------
       Total current liabilities ................           48,362            51,641
Long-term portion of capital leases .............              486                --
Long-term debt ..................................               --             4,315

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY
   Convertible preferred stock ..................               --               330
   Common stock .................................              836                12
   Contributed and paid-in capital ..............          282,885           166,973
   Deferred stock compensation ..................           (6,858)           (6,579)
   Warrants .....................................            3,687             1,522
   Stockholder notes receivable .................             (198)             (348)
   Accumulated other comprehensive income .......              (25)               28
   Accumulated deficit ..........................         (174,742)         (149,712)
                                                         ---------         ---------
       Total stockholders' equity ...............          105,585            12,226
                                                         ---------         ---------
       Total liabilities and stockholders' equity        $ 154,433         $  68,182
                                                         =========         =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. COMMON STOCK AND CONTRIBUTED AND PAID-IN CAPITAL HAVE BEEN RETROACTIVELY RESTATED TO GIVE EFFECT TO A TWO-FOR-ONE STOCK SPLIT DECLARED ON DECEMBER 21, 1999, WHICH WILL BE EFFECTIVE AFTER JANUARY 14, 2000.

                              LIBERATE TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)
                                    Unaudited

                                                              Three months ended            Six months ended
                                                                 November 30,                 November 30,
                                                          ---------------------------  ---------------------------
                                                              1999          1998          1999          1998
                                                          ------------- -------------  ------------ --------------
REVENUES
   License and royalty ............................        $  2,000       $  1,398      $  3,482      $  2,537
   Service ........................................           4,074          3,003         7,880         5,172
                                                           --------       --------      --------      --------
     Total revenues ...............................           6,074          4,401        11,362         7,709
                                                           --------       --------      --------      --------

COST OF REVENUES
   License and royalty ............................             586            716         1,108         1,316
   Service ........................................           5,131          1,672        10,693         2,871
                                                           --------       --------      --------      --------
     Total cost of revenues .......................           5,717          2,388        11,801         4,187
                                                           --------       --------      --------      --------
     Gross margin .................................             357          2,013          (439)        3,522
                                                           --------       --------      --------      --------

OPERATING EXPENSES
   Research and development .......................           6,300          4,014        11,642         8,055
   Sales and marketing ............................           3,702          3,258         6,918         5,403
   General and administrative .....................           1,756            794         3,180         1,608
   Amortization of purchased intangibles ..........           1,521          1,521         3,042         3,042
   Amortization of warrants .......................             710             --         1,069            --
   Amortization of deferred stock compensation ....             525            104         1,029           111
                                                           --------       --------      --------      --------
     Total operating expenses .....................          14,514          9,691        26,880        18,219
                                                           --------       --------      --------      --------
     Loss from operations .........................         (14,157)        (7,678)      (27,319)      (14,697)
Interest and other income, net ....................           1,641             68         2,338           149
                                                           --------       --------      --------      --------
     Loss before income tax (provision) benefit ...         (12,516)        (7,610)      (24,981)      (14,548)
Income tax (provision) benefit ....................              (8)           287           (49)          558
                                                           --------       --------      --------      --------
     Net loss .....................................         (12,524)        (7,323)      (25,030)      (13,990)
Foreign currency translation adjustment ...........             (38)            (1)          (53)           (1)
                                                           --------       --------      --------      --------
     Comprehensive loss ...........................        $(12,562)      $ (7,324)     $(25,083)     $(13,991)
                                                           ========       ========      ========      ========

Basic and diluted net loss per share ..............        $  (0.15)      $ (15.38)     $  (0.46)     $ (30.81)
                                                           ========       ========      ========      ========
Shares used in computing basic and diluted net loss
   per share ......................................          83,204            476        54,780           454
                                                           ========       ========      ========      ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. BASIC AND DILUTED NET LOSS PER SHARE AND SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE HAVE BEEN RETROACTIVELY RESTATED TO GIVE EFFECT TO A TWO-FOR-ONE STOCK SPLIT DECLARED ON DECEMBER 21, 1999, WHICH WILL BE EFFECTIVE AFTER JANUARY 14, 2000.

                              LIBERATE TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                     Six months ended
                                                                                        November 30,
                                                                                ----------------------------
                                                                                   1999            1998
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...............................................................        $ (25,030)        $ (13,990)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation and amortization ........................................            3,868             3,693
     Amortization of warrants .............................................            1,069                --
     Provision for doubtful accounts ......................................              203               180
     Loss on disposal of property and equipment ...........................              600                --
     Non-cash compensation expense ........................................            1,029               111
     Changes in operating assets and liabilities
       Increase in accounts receivable ....................................           (1,590)             (338)
       Increase in receivable from affiliate, net .........................             (271)           (1,378)
       Increase in prepaid expenses and other current assets ..............           (1,150)             (209)
       (Increase) decrease in other assets ................................             (397)              118
       Increase in restricted cash ........................................           (8,788)               --
       Decrease in accounts payable .......................................             (327)             (158)
       Increase in accrued liabilities ....................................              855             1,195
       Increase (decrease) in accrued payroll and related expenses ........              391              (575)
       Increase (decrease) in deferred revenues ...........................           (4,437)            4,855
       Increase in interest payable .......................................               --               100
                                                                                   ---------         ---------
         Net cash used in operating activities ............................          (33,975)           (6,396)
                                                                                   ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment ....................................           (4,474)             (455)
   Purchase of short-term investments .....................................          (65,078)               --
                                                                                   ---------         ---------
          Net cash used in investing activities ...........................          (69,552)             (455)
                                                                                   ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from initial public offering, net .............................           97,970                --
   Proceeds from private placement, net ...................................           12,125                --
   Proceeds from exercise of stock options ................................              838                85
   Principal payments on capital lease obligations ........................              (63)               --
                                                                                   ---------         ---------
         Net cash provided by financing activities ........................          110,870                85
                                                                                   ---------         ---------
Effect of exchange rates on cash ..........................................              (53)               (1)
                                                                                   ---------         ---------
Net increase (decrease) in cash and cash equivalents ......................            7,290            (6,767)
Cash and cash equivalents, beginning of period ............................           33,657            12,138
                                                                                   ---------         ---------
          Cash and cash equivalents, end of period ........................        $  40,947         $   5,371
                                                                                   =========         =========
SUPPLEMENTAL NON-CASH ACTIVITIES
   Conversion of debt and accrued interest to equity ......................        $   4,343         $      --
                                                                                   =========         =========
   Issuance of warrants for common stock in connection with network
    operator agreements ...................................................        $   2,165         $      --
                                                                                   =========         =========
   Deferred stock compensation ............................................        $   1,307         $   2,530
                                                                                   =========         =========
   Stockholder notes receivable ...........................................        $      23         $       5
                                                                                   =========         =========
   Equipment under capital leases .........................................        $     788         $      --
                                                                                   =========         =========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              LIBERATE TECHNOLOGIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Liberate Technologies ("Liberate" or "the Company") and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated. These financial statements have been prepared by Liberate, without audit, and reflect all adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operation for the interim periods. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. However, they omit certain information and footnote disclosures necessary to conform to generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in Liberate's Form S-1/A and subsequent reports on Form 10-Q filed with the Securities and Exchange Commission since July 27, 1999. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

NOTE 2. OFFERINGS OF COMMON STOCK

         On August 2, 1999, Liberate completed an initial public offering in which it sold 12,500,000 shares of common stock at $8 per share. Liberate sold an additional 902,100 shares of common stock at $8 per share related to the exercise of the underwriters' overallotment. The total aggregate proceeds from these transactions were $107.2 million. Underwriters' discounts and other related costs were $9.2 million, resulting in net proceeds of $98.0 million. The net proceeds were predominately held in cash equivalents, short-term investments and restricted cash at November 30, 1999. Shortly before the offering, Liberate recorded a one-for-six reverse stock split of its outstanding preferred and common stock. Upon the close of the offering, all of Liberate's preferred stock, par value $0.01 per share, automatically converted into 66,178,670 shares of common stock. Immediately following the closing of the offering, Liberate sold 1,627,604 shares of common stock in a private placement to Lucent Technologies for an aggregate of $12.1 million. In addition, following the closing of the offering, the Company issued 843,880 shares of common stock to Middlefield Ventures, an affiliate of Intel, in connection with the cancellation of a convertible promissory note in the amount of $4.0 million payable by Liberate to Middlefield. Related to this transaction, the accrued interest on the convertible promissory note was charged to additional paid-in capital. During the six months ended November 30, 1999, the Company issued 520,528 shares of common stock to employees, external consultants and other service providers for the exercise of stock options.

NOTE 3. SEGMENT INFORMATION

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to stockholders. SFAS 131 was effective for the Company's year ending May 31, 1999. The Company operates solely in one segment -- the development, manufacturing and sale of information appliance software for consumer, corporate and educational marketplaces. As of November 30, 1999, the Company's long-term assets were located primarily in the United States.

The Company's revenues by geographic area are as follows:

                                                   Three months ended             Six months ended
                                                      November 30,                  November 30,
                                                --------------------------    --------------------------
         (IN THOUSANDS)                            1999          1998            1999          1998
                                                ------------  ------------    ------------  ------------

         United States.......................        $3,122        $1,779         $ 5,904        $3,467
         Japan...............................         1,015         1,473           1,812         2,255
         England.............................         1,207           485           2,167           852
         Canada..............................           293            83             346           443
         Other...............................           437           581           1,133           692
                                                ------------  ------------    ------------  ------------
         Total revenues......................        $6,074        $4,401         $11,362        $7,709
                                                ============  ============    ============  ============

         International revenues consist of sales to customers incorporated in foreign countries. International revenues were 49% and 60% of total revenues for each of the three months ended November 30, 1999 and 1998. For each of the six months ended November 30, 1999 and 1998 international revenues were 48% and 55% of total revenues.

NOTE 4. CALCULATION OF NET LOSS PER SHARE

         Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive. Previously issued preferred stock, which converted to common stock, is weighted from the time the shares were converted. At November 30, 1999, options to purchase 14,324,842 shares of common stock and warrants to purchase 749,998 shares of common stock were outstanding and were excluded from the calculation of net loss per share.

                                                        Three months ended          Six months ended
                                                           November 30,               November 30,
                                                      -----------------------    -----------------------
         (IN THOUSANDS, EXCEPT PER SHARE DATA)           1999        1998          1999         1998
                                                      ----------- -----------    ----------  -----------

         Net loss....................................    $(12,524)   $(7,323)    $(25,030)   $(13,990)
                                                      =========== ===========   ==========  ===========
         Weighted average shares of
           common stock outstanding..................      83,204         476       54,780         454
                                                      =========== ===========   ==========  ===========
         Basic and diluted net loss per share........    $ (0.15)    $(15.38)    $  (0.46)   $ (30.81)
                                                      =========== ===========   ==========  ===========

NOTE 5. COMMITMENTS AND CONTINGENCIES

         CAPITAL LEASES. In August 1999, the Company signed a master lease agreement for office furniture. In October 1999, the Company initiated the master agreement by leasing certain furniture and equipment under a non-cancelable three-year lease agreement. This agreement is accounted for as a capital lease and is secured by the related furniture and equipment. The Company is required to maintain liability and property damage insurance for the leased assets. As of November 30, 1999, furniture and equipment totaling $788,000 has been recorded as leased property and equipment and accumulated amortization of approximately $44,000 is included in depreciation expense.

         COMMITMENTS. In April 1999, Liberate and General Instrument entered into a manufacturer's agreement whereby General Instrument will develop hardware using Liberate's software. Under the manufacturer's agreement, Liberate will pay General Instrument $10.0 million for development over a three-year period. Amounts expensed under this agreement were approximately $960,000 and $1.8 million for the three months and six months ended November 30, 1999.

         During the first quarter of fiscal 2000, the Company signed an amendment to the Technology License and Distribution Agreement with Sun Microsystems. This amendment called for Liberate to pay certain minimum royalties in exchange for the right to certain Sun technology and to maintain the status as a preferred vendor of Sun. Minimum guaranteed royalties of approximately $3.8 million are to be paid to Sun through the period ended December 31, 2004. Approximately $225,000 of expense related to this contract was recorded for the six months ended November 30, 1999.

         The Company previously leased its headquarters, furniture and equipment from Oracle. By mutual consent, the Company's Redwood Shores, California office lease, furniture and equipment lease and service agreement was terminated without penalty in September 1999.

         In September 1999, the Company relocated their headquarters to a new facility of approximately 78,000 square feet in San Carlos, California. The lease provides for monthly rent payments of approximately $202,000 with annual increases of three percent and terminates in February 2010. Over the term of the lease, total payments will be approximately $35.5 million. At the lease signing, Oracle Corporation provided a $10.0 million guarantee to the Company's landlord. Oracle's guarantee was subsequently replaced with a security deposit provided by Liberate in the form of an Irrevocable Letter of Credit for approximately $2.5 million. The letter of credit is secured by a Certificate of Deposit in an amount equal to the letter of credit.

         Simultaneous with the relocation, Liberate exercised its option to lease additional space of approximately 103,000 square feet in a building under construction on an adjacent property. The initial monthly rent will be approximately $268,000, with annual increases of three percent. Over the term of the lease for this new facility, total payments are expected to be approximately $45.3 million. The lease will end ten years from the date of occupancy, which is estimated to be in the first quarter of calendar 2000. The Company's security deposit increased to $8.8 million for both buildings and is provided for in the form of an Irrevocable Letter of Credit for the same amount. This letter of credit is secured by Certificates of Deposit in amounts equal to the letter of credit.

         LITIGATION. In December 1998, one of our former employees filed an action in the California Superior Court for the County of San Mateo against us for, among other things, unpaid commissions of approximately $1.5 million, constructive employment termination, intentional misrepresentation and negligent misrepresentation. In October 1999, the plaintiff amended his complaint against us, adding claims for damages for failure to pay wages under the California Labor Code and common law retaliation, and sought to impose a constructive trust on the allegedly withheld commissions and any enhancement in value of that money. We have conducted extensive discovery on these claims, which we believe to be without merit. In December 1999, we filed a motion for summary judgment/summary adjudication to dismiss all of the claims brought by the plaintiff. In January 2000, the Court dismissed eight of the ten claims brought against us leaving only the claims of intentional and negligent misrepresentation for trial. We continue to believe that these claims are without merit and that we have strong defenses to them. We intend to continue to vigorously defend this action as to the remaining claims.

NOTE 6. SUBSEQUENT EVENTS

         WARRANTS. In April and May 1999, the Company entered into agreements with several network operators that require Liberate to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock if those network operators satisfy commercial milestones. In December 1999, warrants to purchase 866,664 shares of common stock at $6.90 per share were issued to two network operators under the terms of those agreements in connection with prepaid royalty fees. The fair market value of these warrants is approximately $100.0 million. Of these warrants, 466,664 warrants are fully vested with the remaining warrants vesting as these network operators satisfy certain commercial milestones, but no later than May 31, 2003. A portion of these fully-vested warrants, valued at approximately $27.5 million, were exercised in January 2000.

         STOCK SPLIT. On December 21, 1999, the Company announced a two-for-one stock split in the form of a stock dividend, effective after January 14, 2000. The stock split will increase the number of shares of Liberate's common stock outstanding to approximately 83,600,000 shares. All share and per share amounts related to common stock, stock options and warrants herein have been restated to reflect the effects of this split.

         SUBLEASES. In December 1999, the Company signed an agreement with a third party to sublease approximately 27,000 square feet in the Company's headquarters building located in San Carlos, California. The sublease is for 18 months and is estimated to begin upon completion of the building construction in March 2000. This contract is pending final approval of Liberate's landlord.

         ACQUISITIONS. In January 2000, the Company entered into a Merger Agreement and Plan of Reorganization to acquire via merger certain assets and technology of SourceSuite LLC for approximately 1,772,000 shares of Liberate's common stock. These shares have been retroactively restated to give effect to a two-for-one stock split declared on December 21, 1999, which will be effective after January 14, 2000. The acquisition will be accounted for as a purchase. As a part of this transaction, the Company would hire certain employees who provide services to SourceSuite. Also in connection with the acquisition, the Company expects to write off between $2.0 million and $4.0 million of acquired in-process research and development, which in the opinion of management, had not reached technological feasibility and had no alternative future use. The Company expects to record goodwill and other intangibles of between $175.0 million to $200.0 million to be amortized over an estimated economic life of 36 months.

         In connection with this acquisition, the Company has agreed to enter into a Preferred Content Provider Agreement with a subsidiary of Source Media and Insight Communications. The Company will use commercially reasonable efforts to introduce the subsidiary's products to the Company's multiple network operator customers using the technology purchased pursuant to the Agreement and Plan of Reorganization. In addition, various incentive credits are provided to both parties if the network operators select the subsidiary's products. The Company has also agreed to a Programming Services Agreement with the subsidiary where the Company would continue to develop certain products for the subsidiary.

         OTHER. In January 2000, negotiations involving Liberate's proposed acquisition of another company terminated. Expenses related to this terminated acquisition are currently estimated to range from approximately $700,000 to $1.3 million and will be recorded in the third quarter of fiscal 2000.

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

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

         The following discussion should be read in conjunction with our financial statements, related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under the caption "Risk Factors," and the factors and risks discussed in our Registration Statement on Form S-1/A and subsequent reports on Form 10-Q filed with the Securities and Exchange Commission since July 27, 1999.

OVERVIEW

         Liberate is a leading provider of software for delivering enhanced Internet content, services and applications to information appliances, such as television set-top boxes and game consoles. Our Internet-based client and server software allows network operators, such as telecommunications companies, cable and satellite television operators and Internet service providers to provide consumers with access to network operator-branded applications and services. We began operations as a division of Oracle in December 1995 to develop server and client software for the consumer, corporate and educational markets. In April 1996 we were incorporated in Delaware. In August 1997, we acquired Navio Communications, a development-stage company involved in designing Internet application and server software for the consumer market.

         We began shipping our initial products and generating revenues in the last quarter of fiscal 1997. We generate revenues by licensing our server and client products and providing related services to network operators and information appliance manufacturers. Network operators generally pay up-front license fees for our server software. We recognize server license revenues upon final delivery of the licensed product, when collection is probable and when the fair market value and the fee for each element of the transaction are fixed and determinable. We also generate service revenues from maintenance provided in connection with server licenses. Maintenance fees typically represent a percentage of associated license fees.

         We license our client software and provide related services to both network operators and information appliance manufacturers. Information appliance manufacturers pay us royalties on a per unit basis. Typically, we recognize these royalty fees upon shipment of the device by the manufacturer. Network operators also pay per-subscriber royalty fees when information appliance owners activate the operators' service. Generally, network operators pay these royalty fees upon activation, either in the form of an up-front payment or on a subscription basis. Up-front royalty fees are recognized when a network operator reports to us that a user has activated the service. These network operators pay an additional per-subscriber maintenance fee typically on an annual basis for the duration of the activation period. Subscription-based royalty fees are recognized quarterly when reported by the network operators. A portion of this subscription-based royalty fee is allocated to service revenues as maintenance and is also recognized quarterly.

         In addition to the maintenance services we offer with our software licenses, which include upgrades and technical support, we also provide comprehensive consulting, engineering and training services to network operators and information appliance manufacturers. Revenues generated from these services generally are recognized as the services are performed while maintenance fees are recognized ratably over the term of the maintenance contract.

         Deferred revenues consist primarily of payments received from customers for prepaid license and royalty fees and prepaid services for undelivered product and services. Deferred revenues decreased from $38.8 million at May 31, 1999, to $34.4 million at November 30, 1999. This decrease resulted primarily from recognition of previously deferred revenue, as well as a conscious effort to de-emphasize customer prepayments of future licenses and royalties.

         For both the three months and six months ended November 30, 1999, two customers each provided for 10% or more of our total revenues - Wind River and Cable & Wireless. For the three months ended November 30, 1998, four customers each provided over 10% or more of our total revenues - Wind River, NEC, Nintendo and NTL. For the six months ended November 30, 1998, Wind River and Nintendo each provided for 10% or more of our total revenues.

         International revenues accounted for approximately 49% and 60% of our total revenues for the three months ended November 30, 1999 and 1998. For the six months ended November 30, 1999 and 1998, international revenues accounted for approximately 48% and 55% of our total revenues. We anticipate international revenues to continue to represent a significant portion of total revenues.

         In January 2000, we entered into a Merger Agreement and Plan of Reorganization to acquire via merger certain assets and technology of SourceSuite LLC for approximately 1,772,000 shares of our common stock. These shares have been retroactively restated to give effect to a two-for-one stock split declared on December 21, 1999, which will be effective after January 14, 2000. The acquisition will be accounted for as a purchase. As part of this transaction, Liberate would hire certain employees who provide services to SourceSuite. Also in connection with the acquisition, we expect to write off between $2.0 million and $4.0 million of acquired in-process research and development, which in the opinion of our management, had not reached technological feasibility and had no alternative future use. We also expect to record goodwill and other intangibles of between $175.0 million to $200.0 million to be amortized over an estimated economic life of 36 months.

         In January 2000, negotiations involving our proposed acquisition of another company terminated. Expenses related to this terminated acquisition are currently expected to range from approximately $700,000 to $1.3 million and will be recorded in the third quarter of fiscal 2000.

         On December 21, 1999, we announced a two-for-one stock split in the form of a stock dividend, effective after January 14, 2000. The stock split will increase the number of shares of our common stock outstanding to approximately 83,600,000 shares. All share and per share amounts related to common stock, stock options and warrants herein have been restated to reflect the effects of this split.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998.

REVENUES

         Total revenues were approximately $6.1 million for the three months ended November 30, 1999, an increase of $1.7 million or 38%, compared to approximately $4.4 million for the same three months ended November 30, 1998.

         License and royalty revenues grew approximately $602,000 or 43% in the second quarter of fiscal 2000 to $2.0 million. This increase was primarily related to increased royalty revenues reflecting an increase in our customer base, including certain customers entering the trial and deployment phases. License and royalty revenues comprised 33% of total revenues in the second quarter of fiscal 2000 compared to 32% in fiscal 1999.

         Service revenues grew approximately $1.1 million or 36%, to $4.1 million for the three months ended November 30, 1999, as a direct result of the continued expansion of our professional services organization created in the beginning of fiscal 1999. Also contributing to the growth in service revenues was the overall increases in both maintenance fees and the level of billable custom development projects. Service revenues comprised 67% of total revenues in the second quarter of fiscal 2000, compared to 68% in the second quarter of fiscal 1999.

COST OF REVENUES

         Total cost of revenues was approximately $5.7 million and $2.4 million for the three months ended November 30, 1999 and 1998, representing 94% and 54% of total revenues in each of the three-month periods. We anticipate that total cost of revenues will increase in absolute dollars in future periods as we provide continued services to support customer implementations and as we experience higher third party license costs as deployments increase.

         Cost of license and royalty revenues consists primarily of license and support fees paid to third parties for technology incorporated into our products. Cost of license and royalty revenues decreased approximately $130,000 or 18% to $586,000 in the second quarter of fiscal 2000, primarily due to the full amortization of certain prepaid inbound licenses. In the second quarter of fiscal 2000 and fiscal 1999, cost of license and royalty revenues was 29% and 51% of license and royalty revenues. We anticipate cost as a percentage of related revenues will fluctuate in future periods, but follow an overall decreasing trend. Amortization of certain third party costs will have the effect of decreasing costs as a percentage of related revenues as these revenues increase. However, introduction of new third party technology may offset the effect of the amortized costs or increase cost as a percentage of related revenues.

         Cost of service revenues consists of employee compensation and related overhead, as well as payments to external consultants. Cost of service revenues increased approximately $3.5 million or 207%, to $5.1 million for the three months ended November 30, 1999. The increase in cost of service revenues was primarily due to the expansion of the professional service organization, as well as an increase in the level of billable custom development projects, which were necessary to meet the growth in customer installation, training and deployment of our products. We expect cost of service revenues to continue to increase in absolute dollars to the extent existing and new customers install and deploy our products. For the second quarter of fiscal 2000 and fiscal 1999, cost of service revenues was 126% and 56% of service revenues. The increase in cost as a percentage of related revenues was a result of our continued investment in this portion of our business. We expect cost of service revenues to increase in absolute dollars to the extent existing and new customers install and deploy our products. We also expect the cost of service revenues as a percentage of service revenues to fluctuate in future periods. These costs may increase in the near-term due to continued expansion of services as existing and new customers install and deploy our products and we continue to provide and support limited trial installations of our products at discounted prices to network operators in order to continue to increase our market share.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist primarily of salary and other related costs for personnel and external consultants, as well as costs related to outsourced development projects to support product development. Research and development expenses increased approximately $2.3 million or 57%, to $6.3 million for the three months ended November 30, 1999. The increase is primarily due to an increase in staffing and related expenses, as well as more outsourced development projects, in particular a project with General Instrument. This was offset by an increase in the level of custom development projects, which when billable to customers, the related costs are classified as cost of service revenues. The classification of costs between research and development and cost of service revenues may fluctuate between categories depending on the level of projects that are billable at any point in time. Research and development expenses were 104% and 91% of total revenues for the second quarter of fiscal 2000 and fiscal 1999. We believe that continued investment in research and development is critical to attaining our strategic objectives. Consequently, we expect research and development expenses to increase significantly in absolute dollars in future periods. However, over the long-term as revenues increase, we anticipate that research and development expenses as a percentage of total revenues will decline.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, facilities for regional offices, public relations, marketing materials and tradeshows. Sales and marketing expenses increased approximately $444,000 or 14% to $3.7 million in the second quarter of fiscal 2000. The increase in sales and marketing expenses was primarily due to the growth in salary and related personnel costs, including travel and facilities, offset by a decrease in commissions. Sales and marketing expenses were 61% and 74% of total revenues for the second quarter of fiscal 2000 and fiscal 1999. We believe sales and marketing expenses will increase in absolute dollars in future periods as we expand our direct sales and marketing efforts domestically and abroad. However, over the long term, as revenues increase, we anticipate that these costs will generally continue to decrease as a percentage of total revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of salaries and other related costs for legal, corporate development, human resource and finance employees, as well as legal and other professional fees. General and administrative expenses increased approximately $962,000 or 121%, to $1.8 million for the second quarter of fiscal 2000. The increase was primarily due to increased staffing, including the formation of our corporate development organization, as well as increased spending for legal and accounting services. In the second quarter of fiscal 2000, we also began to incur expenses attributable to being a public company. General and administrative expenses were 29% and 18% of total revenues for the second quarter of fiscal 2000 and fiscal 1999. We believe these expenses will increase in absolute dollars as we continue to add personnel to support our expanding operations and assume the responsibilities of a public company. However, over the long term, as revenues increase we anticipate that these costs will generally begin to decrease as a percentage of total revenues.

AMORTIZATION OF PURCHASED INTANGIBLES

         Purchased intangibles represent the purchase price of Navio in excess of identified tangible and intangible assets and is amortized over three years. In August 1997, we recorded approximately $18.3 million of purchased intangibles, which is being amortized on a straight-line basis over an estimated useful life of three years. We recorded $1.5 million of amortization expense in both the second quarters of fiscal 2000 and fiscal 1999.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

         Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date. In fiscal 1999, we began recording deferred stock compensation for stock options granted to employees and others. These amounts are amortized on a straight-line basis over the 48-month vesting period of such options. Amortization of deferred stock compensation increased to $525,000 in the second quarter of fiscal 2000, compared to $104,000 in fiscal 1999. The majority of the stock option grants being amortized were granted in the latter half of fiscal 1999. We anticipate that deferred stock compensation expense will remain relatively stable from quarter to quarter, with decreases resulting from the effect of employee terminations. Beginning in fiscal 2003, we expect deferred stock compensation expense to decrease ratably from quarter to quarter through the first quarter of fiscal 2004.

AMORTIZATION OF WARRANTS

         Warrant expense represents the amortization of warrants based on their estimated fair value, as determined using the Black-Scholes model, at the earlier of the grant date or the date it becomes probable that the warrants will be earned. In accordance with the Emerging Issues Task Force No. 96-18, certain warrants will continue to be revalued in situations where they are granted before establishment of a performance commitment. In April and May 1999, we entered into agreements with several network operators that require us to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock if those network operators satisfy commercial milestones. These warrants are expensed over their respective amortization periods. No additional warrants to purchase common stock were recorded as being earned in the three months ended November 30, 1999. Amortization expense for the quarter ended November 30, 1999, was approximately $710,000 and no amortization expense was recorded during the three months ended November 30, 1998. As of the end of the second fiscal quarter, approximately $3.7 million of prepaid warrants have been recorded on the consolidated balance sheet, net of accumulated amortization of $1.1 million. We expect amortization expense for warrants to increase ratably as additional warrants are earned.

INTEREST AND OTHER INCOME, NET

         Net interest and other income includes interest income (net of expenses) earned on Liberate's cash, cash equivalents and short-term investments, as well as bank charges and losses on disposals of fixed assets. Net interest and other income was $1.6 million in the second quarter of fiscal 2000, compared to $68,000 in the second quarter of fiscal 1999. Interest income on proceeds from our private placement offerings in the last quarter of fiscal 1999 and initial public offering of common stock in the first half of fiscal 2000 was offset slightly by losses on disposals of fixed assets. We expect interest income to decrease in the near-term.

INCOME TAX (PROVISION) BENEFIT

         Income tax (provision) benefit includes income tax benefit and foreign withholding tax expense. Income tax provision of approximately $8,000 for the second quarter of fiscal 2000 consisted primarily of foreign withholding tax expense for royalty revenue. Income tax benefit of approximately $287,000 for the second quarter of fiscal 1999 was comprised of the benefits received under a tax-sharing agreement with Oracle that provides for our consolidation into Oracle's tax group for certain state income tax payment purposes. Upon the effective date of our initial public offering, Oracle's ownership percentage was reduced to less than 50% and, therefore, we are no longer included in any of Oracle's consolidated state tax returns and will no longer receive a tax benefit from Oracle.

SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998.

REVENUES

         Total revenues were approximately $11.4 million for the six months ended November 30, 1999, an increase of $3.7 million or 47%, compared to approximately $7.7 million for the six months ended November 30, 1998.

         License and royalty revenues grew approximately $945,000 or 37% in the first half of fiscal 2000 to $3.5 million. This increase was primarily related to increased royalty revenues reflecting an increase in our customer base, including certain customers entering the trial and deployment phases. License and royalty revenues comprised 31% of total revenues in the first half of fiscal 2000, compared to 33% in the first half of fiscal 1999.

         Service revenues grew approximately $2.7 million or 52% to $7.9 million for the six months ended November 30, 1999, as a direct result of the continued expansion of our professional services organization created in the beginning of fiscal 1999. Also contributing to the growth in service revenues was the overall increase in the level of billable custom-development projects. Service revenues comprised 69% of total revenues in the first half of fiscal 2000, compared to 67% in the first half of fiscal 1999.

COST OF REVENUES

         Total cost of revenues was approximately $11.8 million and $4.2 million for the six months ended November 30, 1999 and 1998, representing 104% and 54% of total revenues. We anticipate that total cost of revenues will increase in absolute dollars in future periods as we provide continued services to support customer implementations and as we experience higher third party license costs as deployments increase.

         Cost of license and royalty revenues consists primarily of license and support fees paid to third parties for technology incorporated into our products. Cost of license and royalty revenues decreased approximately $208,000 or 16% to $1.1 million for the first half of fiscal 2000, primarily due to the full amortization of certain prepaid inbound licenses. For the first half of fiscal 2000 and fiscal 1999, cost of license and royalty revenues was 32% and 52% of license and royalty revenues. We anticipate cost as a percentage of related revenues will fluctuate in future periods, but follow an overall decreasing trend. Amortization of certain third party costs will have the effect of decreasing costs as a percentage of related revenues as these revenues increase. However, introduction of new third party technology may offset the effect of the amortized costs or increase cost as a percentage of related revenues.

         Cost of service revenues consists of employee compensation and related overhead, as well as payments to external consultants. Cost of service revenues increased approximately $7.8 million or 272% to $10.7 million in the first half of fiscal 2000, compared to $2.9 million for the first half of fiscal 1999. This increase in cost of service revenues was due primarily to the expansion of the professional service organization, as well as an increase in the level of billable custom development projects, which were necessary to meet the growth in customer installation, training and deployment of our products. We expect cost of service revenues to continue to increase in absolute dollars to the extent existing and new customers install and deploy our products. For first half of fiscal 2000 and fiscal 1999, cost of service revenues was 136% and 56% of service revenues. The increase in cost as a percentage of related revenues was a result of our continued investment in this portion of our business. We expect cost of service revenues to increase in absolute dollars to the extent existing and new customers install and deploy our products. We also expect the cost of service revenues as a percentage of service revenues to fluctuate in future periods. These costs may increase in the near-term due to continued expansion of services as existing and new customers install and deploy our products and we continue to provide and support limited trial installations of our products at discounted prices to network operators in order to continue to increase our market share.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist primarily of salary and other related costs for personnel and external consultants as well as costs related to outsourced development projects to support product development. Research and development expenses increased approximately $3.6 million or 45% to $11.6 million for the six months ended November 30, 1999. Increased staffing and employee-related expenses and more outsourced development projects, in particular a project with General Instrument, contributed to the increase in expenses. This was offset by an increase in the level of custom development projects, which when billable to customers, the related costs are classified as cost of service revenues. The classification of costs between research and development and cost of service revenues may fluctuate between categories depending on the level of projects that are billable at any point in time. Research and development expenses were 102% and 104% of total revenues for the first half of fiscal 2000 and fiscal 1999. We believe that continued investment in research and development is critical to attaining our strategic objectives. Consequently, we expect research and development expenses to increase significantly in absolute dollars in future periods. However, over the long-term as revenues increase, we anticipate that research and development expenses as a percentage of total revenues will decline.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, facilities for regional offices, public relations, marketing materials and tradeshows. Sales and marketing expenses increased approximately $1.5 million or 28% to $6.9 million in the first half of fiscal 2000. Increased employee-related expenses as well as marketing communications and professional recruitment contributed to the majority of growth in expenses. These expenses were partially offset by the decline in the use of external consultants. Sales and marketing expenses were 61% and 70% of total revenues for the first half of fiscal 2000 and fiscal 1999. We believe sales and marketing expenses will increase in absolute dollars in future periods as we expand our direct sales and marketing efforts domestically and abroad. However, over the long term, as revenues increase, we anticipate that these costs will generally continue to decrease as a percentage of total revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of salaries and other related costs for legal, corporate development, human resource and finance employees, as well as legal and other professional fees. General and administrative expenses increased approximately $1.6 million or 98% to $3.2 million for the first half of fiscal 2000. The increase was primarily due to increased staffing, including the formation of our corporate development organization, as well as increased spending for legal and accounting services. In the first half of fiscal 2000 we also began to incur expenses attributable to being a public company. To a lesser extent, the use of external consultants and other outside professional services also contributed to the increase in expenses for the first half of fiscal 2000. General and administrative expenses were 28% and 21% of total revenues for the first half of fiscal 2000 and fiscal 1999. We anticipate that general and administrative expenses will increase in absolute dollars as we continue to add personnel to support our expanding operations and assume the responsibilities of a public company. However, over the long term, as revenues increase we believe that these costs will begin to decrease as a percentage of total revenues.

AMORTIZATION OF PURCHASED INTANGIBLES

         Purchased intangibles represent the purchase price of Navio in excess of identified tangible and intangible assets and is amortized over three years. In August 1997, we recorded approximately $18.3 million of purchased intangibles, which is being amortized on a straight-line basis over an estimated useful life of three years. We recorded approximately $3.0 million of amortization expense for each of the six months ended November 30, 1999 and 1998.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

         Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date. In fiscal 1999, we began recording deferred stock compensation for stock options granted to employees and others. These amounts are amortized on a straight-line basis over the 48-month vesting period of such options. Amortization of deferred stock compensation was approximately $1.0 million for the six months ended November 30, 1999, compared to amortization of deferred stock compensation of $111,000 for the six months ended November 30, 1998. The majority of the stock option grants being amortized were granted in the latter half of fiscal 1999. As of November 30, 1999, we recorded deferred stock compensation related to additional stock option grants of approximately $1.3 million, net of terminations. We anticipate that deferred stock compensation expense will remain relatively stable from year to year, with decreases resulting from the effect of employee terminations. Beginning in fiscal 2003, we expect deferred stock compensation expense to decrease ratably from year to year through the first quarter of fiscal 2004.

AMORTIZATION OF WARRANTS

         Warrant expense represents the amortization of warrants based on their estimated fair value, as determined using the Black-Scholes model, at the earlier of the grant date or the date it becomes probable that the warrants will be earned. In accordance with the Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to establishment of a performance commitment. In April and May 1999, we entered into agreements with several network operators that require us to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock if the network operators satisfy commercial milestones. As of November 30, 1999, we recorded warrants to purchase up to 749,998 shares of common stock as being earned by four network operators for signing license agreements. These warrants are expensed over their respective amortization periods. Amortization expense for the first six months of fiscal 2000 was $1.1 million. No amortization expense was recorded during the first six months of fiscal 1999. As of November 30, 1999, approximately $3.7 million of prepaid warrants have been recorded on the consolidated balance sheet, net of accumulated amortization of $1.1 million. We expect amortization expense for warrants to increase ratably as additional warrants are earned.

INTEREST AND OTHER INCOME, NET

         Net interest and other income includes interest income (net of expenses) on Liberate's cash, cash equivalents and short-term investments, as well as bank charges and losses on disposals of fixed assets. Net interest and other income increased from approximately $149,000 for the six months ended November 30, 1998, to $2.3 million for the six months ended November 30, 1999. Interest income on proceeds from our private placement offerings and initial public offering of common stock in the first half of fiscal 2000 was offset slightly by losses on disposals of fixed assets. We expect interest income to decrease in the near-term.

INCOME TAX (PROVISION) BENEFIT

         Income tax (provision) benefit includes income tax benefit and foreign withholding tax expense. Income tax provision of approximately $49,000 for the six months ended November 30, 1999, consisted primarily of foreign withholding tax expense for royalty revenue. Income tax benefit of approximately $558,000 for the six months ended November 30, 1998 was comprised of the benefits received under a tax-sharing agreement with Oracle that provides for our consolidation into Oracle's tax group for certain state income tax payment purposes. Upon the effective date of our initial public offering, Oracle's ownership percentage was reduced to less than 50% and, therefore, we are no longer included in any of Oracle's consolidated state tax returns and will no longer receive a tax benefit from Oracle.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 1999, our principal source of liquidity was approximately $125.8 million of cash, cash equivalents and short-term investments. On August 2, 1999, Liberate completed an initial public offering in which it sold 12,500,000 shares of common stock at $8 per share. Liberate sold an additional 902,100 shares of common stock at $8 per share related to the exercise of the underwriters' overallotment. The total aggregate proceeds from these transactions were $107.2 million. Underwriters' discounts and other related costs were $9.2 million for net proceeds of $98.0 million. Immediately following the closing of the offering, Liberate also sold 1,627,604 shares of common stock in a private placement to Lucent Technologies for an aggregate of $12.1 million. The net proceeds were predominately held in cash equivalents and short-term investments at November 30, 1999. In addition, following the closing of the offering, we issued 843,880 shares of common stock to Middlefield Ventures, an affiliate of Intel, in connection with the cancellation of a convertible promissory note for $4.0 million payable to Middlefield. Related to this transaction, the accrued interest on the convertible promissory note was charged to paid-in capital.

         Cash used in operations was approximately $34.0 million and $6.4 million for the six months ended November 30, 1999 and 1998, an increase of $27.6 million from year to year. This increase was primarily due to a higher net loss (related primarily to increased staffing), an increase in restricted cash, accounts receivable and prepaid expenses and other current assets as well as a decrease in deferred revenues for the six months ended November 30, 1999.

         Net cash used in investing activities was approximately $69.6 million and $455,000 for the six months ended November 30, 1999 and 1998, an increase of $69.1 million from year to year. This increase was primarily due to the purchase of short-term investments combined with purchases of property and equipment for our new facilities.

         Net cash from financing activities was approximately $110.9 million and $85,000 for the six months ended November 30, 1999 and 1998. The initial public offering and the private stock placement contributed $110.1 million of the increase in cash generated by financing activities from year to year. In April 1999, Liberate and General Instrument entered into a manufacturer's agreement whereby General Instrument will develop hardware using Liberate's software. Under the manufacturer's agreement, Liberate will pay General Instrument $10.0 million for development over a three-year period. Amounts expensed under this agreement were approximately $960,000 and $1.8 million for the three months and six months ended November 30, 1999. See Note 5 of Notes to Condensed Consolidated Financial Statements.

         During the first quarter of fiscal 2000, the Company signed an amendment to the Technology License and Distribution Agreement with Sun Microsystems. This amendment called for Liberate to pay certain minimum royalties in exchange for the right to certain Sun technology and to maintain the status as a preferred vendor of Sun. Minimum guaranteed royalties of approximately $3.8 million are to be paid to Sun through the period ended December 31, 2004. Approximately $225,000 of expense related to this contract was recorded for the six months ended November 30, 1999. See Note 5 of Notes to Condensed Consolidated Financial Statements.

         We currently anticipate that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, cash generated from operations, if any, may not be sufficient to satisfy our liquidity requirements. We may therefore need to sell additional equity or raise funds by other means. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

YEAR 2000 READINESS DISCLOSURE

         On January 1, 2000, computer systems and software products that were not upgraded to comply with "Year 2000" requirements could have failed or malfunctioned because they were not able to distinguish 21st century dates from 20th century dates. The scope of our Year 2000 readiness program included the review and evaluation of our IT and non-IT systems and the evaluation of the readiness of third parties and our client and server software products.

         Under our Year 2000 readiness program, we inventoried and tested our principal internal information technology systems for Year 2000 compliance. Although we continue to test our internal systems, we have experienced no material problems as a result of the Year 2000 changeover. However, because we and our customers are substantially dependent upon the proper functioning of our computer systems, a failure of our systems to be Year 2000 compliant could materially disrupt our operations, which could seriously harm our business.

         Under our Year 2000 readiness program, we also tested our client and server products to ensure that, when configured and used in accordance with the related documentation and our customer's hardware platform, they would not experience any problems as a result of the Year 2000 changeover. To date, we have not received any reports from our customers that they have experienced any material problems with our client and server software products as a result of the Year 2000 changeover.

         The Year 2000 problem may also affect third party software products that are incorporated into our client and server tools, applications and other software products that we modify and license to our customers. When we incorporate third party software products into our products, we generally discuss Year 2000 issues with these third parties and sometimes perform internal testing on their products. We do not, however, as a general matter guarantee or certify that the software licensed by these suppliers is Year 2000 compliant. Any failure by third parties to provide Year 2000 compliant software products that we incorporate into our products could result in financial loss, harm to our reputation, and liability to others and could seriously harm our business. To date, we have not encountered any material problems resulting from third party software products incorporated into our client and server products related to the Year 2000 changeover.

         As part of our Year 2000 readiness program, we inquired as to the Year 2000 readiness of our customers from time to time. Although we do not currently have extensive information concerning the Year 2000 compliance status of our customers, we have not received any reports from our customers of any material problems experienced by them on account of the Year 2000 changeover. Our current or potential customers may incur significant expense to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have to license our products.

         Because our Year 2000 compliance efforts were part of ongoing system upgrades, we have funded our Year 2000 plan from operating cash flows and have not separately accounted for these costs in the past. To date, these costs have not been material. While we may incur additional costs related to Year 2000 compliance for administrative personnel to manage the continued testing, review and remediation, and outside vendor and contractor assistance, if necessary, we currently do not expect future Year 2000 compliance costs to be material. If we were to experience material problems and costs with Year 2000 compliance, such problems could seriously harm our business, including:

         - Operational disruptions and inefficiencies for us, our customers and vendors that provide us with internal systems that will divert management's time and attention and financial and human resources from ordinary business activities;

         - Business disputes and claims for pricing adjustments by our customers, some of which could result in litigation or contract termination; and

         - Harm to our reputation to the extent that our customer's products experience errors or interruptions of service.

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

         - Delays in deployment of high speed networks and Internet-enhanced services and applications by our network operator customers; and

         - Our unproven long-term business model, which depends on generating the majority of our revenues from royalty fees paid by network operators and information appliance manufacturers.

These risks, expenses and difficulties apply particularly to us because our market, the information appliance software market, is new and rapidly evolving.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

         We incurred net losses of approximately $3.3 million in fiscal 1996, $19.0 million in fiscal 1997, $94.4 million in fiscal 1998, $33.1 million in fiscal 1999, and $25.0 million during the six months ended November 30, 1999. Our net losses of $94.4 million in fiscal 1998 included a $58.1 million charge related to acquired in-process research and development. As of November 30, 1999, we had an accumulated deficit of approximately $174.7 million. Since our inception, we have not had a profitable quarter and may never achieve or sustain profitability. Although our revenues increased from fiscal 1997 to fiscal 1998 and from fiscal 1998 to fiscal 1999, we may not be able to sustain our historical revenue growth rates. We also expect to continue to incur increasing cost of revenues, research and development, sales and marketing and general and administrative expenses. If we are to achieve profitability given our planned expenditure levels, we will need to generate and sustain substantially increased license and royalty revenues; however, we are unlikely to be able to do so for the foreseeable future. As a result, we expect to incur significant and increasing losses and negative cash flows for the foreseeable future. In addition, from the beginning of fiscal 1997 through November 30, 1999, approximately 66% of our revenues have been derived from services provided by us and not from license and royalty fees paid by network operators and information appliance manufacturers in conjunction with the deployment of products and services incorporating our software products. If we are unable to derive a greater proportion of our revenues from these license and royalty fees, our losses will likely continue indefinitely.

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

OUR SUCCESS DEPENDS ON NETWORK OPERATORS INTRODUCING, MARKETING AND PROMOTING PRODUCTS AND SERVICES FOR INFORMATION APPLIANCES BASED ON OUR TECHNOLOGY

         Our success depends on large network operators introducing, marketing and promoting products and services based on our technology. There are, however, only a limited number of large network operators worldwide. Moreover, only a limited number of network operators have introduced or are in the process of deploying products and services incorporating our technology and services for information appliances. In addition, none of our network operator customers are contractually obligated to introduce, market or promote products and services incorporating our technology, nor are any of our network operator customers contractually required to achieve any specific introduction schedule. Accordingly, even if a network operator initiates a customer trial of products incorporating our technology, that operator is under no obligation to continue its relationship with us or to launch a full-scale deployment of these products. Further, our agreements with network operators are not exclusive, so network operators with whom we have agreements may enter into similar license agreements with one or more of our competitors.

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

         Many of our existing and potential competitors, particularly Microsoft, have longer operating histories, a larger customer base, greater name recognition and significantly greater financial, technical, sales and marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential customers. Moreover, some of our competitors, particularly Microsoft, have significant financial resources, which have enabled them in the past and may enable them in the future to make large strategic investments in our current and potential customers. Such investments may enable competitors to strengthen existing relationships or quickly establish new relationships with our current or potential customers. For example, as a result of our investment in AT&T, Microsoft obtained a nonexclusive licensing agreement under which AT&T will purchase at least 7.5 million licenses of Microsoft software for television set top boxes. Investments such as this may discourage our potential or current customers who receive the investment from deploying our information appliance software, regardless of their views of the relative merits of our products and services.

ORACLE'S OWNERSHIP OF OUR STOCK AND OTHER RELATIONSHIPS WITH US COULD LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER TRANSACTIONS SUBMITTED FOR A VOTE OF OUR STOCKHOLDERS

         Based on 83,583,854 shares outstanding on November 30, 1999, Oracle beneficially owns approximately 47% of our outstanding capital stock. In addition, in May 1999, we entered into a voting agreement with Oracle, Comcast, Cox Communications and MediaOne. Under this agreement, among other things, Comcast, Cox and MediaOne have agreed to vote the shares of our common stock held by them in order to elect a representative designated by Oracle to our board of directors. Currently, two of our six directors are directors and officers of Oracle. As a result, Oracle, acting both through our board of directors and through its ownership of our capital stock, may exert significant influence over us. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then current market price of our common stock.

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

         We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of customers. For the six months ended November 30, 1999, our five largest customers accounted for approximately 54% of our revenues, with Wind River Systems accounting for 18% of our total revenues and Cable & Wireless accounting for 14% of our total revenues. For the six months ended November 30, 1998, our five largest customers accounted for approximately 61% of our total revenues, with Wind River Systems accounting for 26% of our total revenues and Nintendo accounting for 11% of our total revenues. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods, although the customers may vary from period to period. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases less of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly.

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

         International revenues accounted for approximately 48% of our total revenues for the six months ended November 30, 1999, and approximately 55% for the six months ended November 30, 1998. We anticipate that a significant portion of our revenues for the foreseeable future will be derived from sources outside the United States, especially as we increase our sales and marketing activities with respect to international licensing of our technology. Accordingly, our success will depend, in part, upon international economic conditions and upon our ability to manage international sales and marketing operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and increase our foreign direct and indirect sales forces. This expansion will require significant management attention and resources, which could divert attention from other aspects of our business. To the extent we are unable to expand our international operations in a timely manner, our growth in international sales, if any, will be limited.

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

         We expect that, like other software product developers, we will increasingly be subject to infringement claims as the number of products and competitors developing information appliance software grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or external consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. These prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. We cannot guarantee that:

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

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY HARM OUR COMPETITIVENESS

         Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology. We rely primarily on a combination of patents, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. In addition, we have been awarded two patents and have 17 patent applications pending in the U. S. Patent & Trademark Office. Patents may not be issued from these or any future applications. Even if they are issued, these patents may not survive a legal challenge to their validity or provide significant protection for us.

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

WE MAY NEED TO MAKE ACQUISITIONS IN ORDER TO REMAIN COMPETITIVE IN OUR MARKET AND ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND DILUTE STOCKHOLDER VALUE

         In addition to the recently announced acquisition of SourceSuite LLC, we may need to acquire other businesses in the future in order to remain competitive or to acquire new technologies. As a result of this acquisition and others that may occur in the future, we will need to integrate product lines, technologies, widely dispersed operations and distinct corporate cultures. In addition, the product lines or technologies of this and future acquisitions may need to be altered or redesigned in order to be made compatible with our software products or the software architecture of our customers. These integration efforts may not succeed or may distract our management from operating our existing business. Our failure to successfully manage future acquisitions could seriously harm our operating results. In addition, our stockholders would be diluted if we finance the acquisitions by incurring convertible debt or issuing equity securities. We anticipate that the issuance of 1,772,000 shares of Liberate's common stock upon closure of the transaction will result in further dilution. These shares have been retroactively restated to give effect to a two-for-one stock split declared on December 21, 1999, which will be effective after January 14, 2000.

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

WE MAY INCUR NET LOSSES OR INCREASED NET LOSSES IF WE ARE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE RELATED TO THE ISSUANCE OF WARRANTS

         Under the terms of letter agreements with particular network operators entered into in April and May 1999, we agreed to issue warrants to purchase up to an aggregate of 4,599,992 shares of our common stock if these network operators satisfy commercial milestones. In the event the milestones are met, we could be required to record a significant non-cash accounting expense over the estimated economic life of the arrangements with the network operators, which would be equal to the value of the warrants at the time the milestones are satisfied. If we are required to record non-cash accounting expenses related to these warrants, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price. As of November 30, 1999, we recorded warrants to purchase up to 749,998 shares of our common stock as being earned by four network operators for signing license agreements. In connection with the issuance of these warrants, approximately $18,000 was recorded as a charge to operations during fiscal 1999, and approximately $1.1 million was recorded as a charge to operations during the first six months of fiscal 2000. In December 1999, additional warrants to purchase 866,664 shares of common stock at $6.90 per share were issued to two network operators in connection with prepaid royalty fees. The fair market value of these warrants is approximately $100.0 million. A portion of these fully vested warrants, valued at approximately $27.5 million, were exercised in January 2000.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

INTEREST RATE RISK

         As of November 30, 1999, our investments consisted of $10.6 million of short-term money market securities and $110.8 million of debt securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% prior to maturity, from levels as of November 30, 1999, the decline of the fair value of the portfolio would not be material.

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

Part II. Other Information

Item 1. Legal proceedings

         In December 1998, one of our former employees filed an action in the California Superior Court for the County of San Mateo against us for, among other things, unpaid commissions of approximately $1.5 million, constructive employment termination, intentional misrepresentation and negligent misrepresentation. In October 1999, the plaintiff amended his complaint against us, adding claims for damages for failure to pay wages under the California Labor Code and common law retaliation, and sought to impose a constructive trust on the allegedly withheld commissions and any enhancement in value of that money. We have conducted extensive discovery on these claims, which we believe to be without merit. In December 1999, we filed a motion for summary judgment/summary adjudication to dismiss all of the claims brought by the plaintiff. In January 2000, the Court dismissed eight of the ten claims brought against us leaving only the claims of intentional and negligent misrepresentation for trial. We continue to believe that these claims are without merit and that we have strong defenses to them. We intend to continue to vigorously defend this action as to the remaining claims.

Item 2. Changes in Securities and Use of Proceeds

(c) Changes in Securities.

         During the six months ended November 30, 1999, and prior to the closing of our initial public offering, we granted options to purchase 2,552,372 shares of common stock to employees, external consultants and other service providers of Liberate under our 1996 Stock Plan. During the six months ended November 30, 1999, we granted 812,332 options to purchase shares of common stock to employees, external consultants or other service providers of Liberate under our 1999 Equity Incentive Plan.

         During the six months ended November 30, 1999, employees, external consultants and other service providers of Liberate exercised options for 520,528 shares of common stock under all plans (including preferred shares that converted to common upon the initial public offering).

         On December 21, 1999, we announced a two-for-one stock split in the form of a special stock dividend, effective after January 14, 2000. The stock split will increase the number of shares of our common stock outstanding to approximately 83,600,000 shares. All share, per share, common stock, stock option and warrant amounts herein have been restated to reflect the effects of this split.

         The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933 ("the Act") in reliance upon
Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

(d) Use of Proceeds.

         On August 2, 1999, we completed the initial public offering, in which we sold 12,500,000 shares of common stock at $8 per share. Additionally, we sold 902,100 shares of common stock at $8 per share in connection with the exercise of the underwriters' overallotment. The total aggregate proceeds from these transactions were $107.2 million. Underwriters' discounts and other related costs were $9.2 million resulting in net proceeds of $98.0 million. The net proceeds were predominately held in cash equivalents and short-term investments at November 30, 1999. Immediately following the closing of the offering, we also sold 1,627,604 shares of common stock in a private placement to Lucent Technologies for an aggregate of $12.1 million, net of commissions. The net proceeds will be used and have been applied to working capital and were predominantly held in cash equivalents, short-term money market securities and debt securities at November 30, 1999.

Item 3. Defaults in Securities

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT
   NO.     EXHIBIT

  10.7     Amendment to Employment Agreement between Liberate and Mitchell E.
              Kertzman, dated January 5, 2000.
  10.39    Employment letter between Liberate and Coleman Sisson, dated
              November 5, 1999.
  27.1     Financial Data Schedule.

(b) Reports on Form 8-K

         None

Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.



                                    Liberate Technologies


Date: January 14, 2000 by:            /s/ Nancy J. Hilker
                                    ----------------------

                                    Nancy J. Hilker,
                                    Vice President and
                                    Chief Financial Officer
                                    (duly authorized officer and
                                    principal financial officer)