Form 10-Q
period 2000-02-29
LIBERATE TECHNOLOGIES
filed 2000-04-13
CIK 1085776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended February 29, 2000


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]






     90,119,011 shares of the Registrant's common stock were outstanding as of March 31, 2000.

--------------------------------------------------------------------------------

                              LIBERATE TECHNOLOGIES

                                    FORM 10-Q

                     For The Quarter Ended February 29, 2000

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                      PAGE
                                                                                                   ----
         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets at February 29, 2000
                      and May 31, 1999...............................................................    1
                  Condensed Consolidated Statements of Operations and Comprehensive Loss
                      for the Three Months and Nine Months Ended February 29, 2000 and
                      February 28, 1999..............................................................    2
                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                      February 29, 2000 and February 28, 1999........................................    3
                  Notes to Condensed Consolidated Financial Statements...............................    4

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations............................................    9

         Item 3. Quantitative and Qualitative Disclosure About Market Risk...........................   29


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings...................................................................   30

         Item 2. Changes in Securities and Use of Proceeds...........................................   30

         Item 3. Defaults in Securities..............................................................   31

         Item 5. Other Information...................................................................   31

         Item 6. Exhibits and Reports on Form 8-K....................................................   31

         Signature...................................................................................   32



Part I. Financial Information
Item 1. Financial Statements

                              LIBERATE TECHNOLOGIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                    Unaudited

                                                                           February 29,       May 31,
                                                                               2000             1999
                                                                           -------------     -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents..........................................        $332,735        $ 33,657
   Short-term investments.............................................          94,474          19,751
   Accounts receivable, net ..........................................           1,583             644
   Receivable from affiliate, net.....................................           1,044             482
   Prepaid expenses and other current assets..........................           4,996           2,553
                                                                           -------------     -----------
     Total current assets.............................................         434,832          57,087
Property and equipment, net...........................................           9,694           2,269
OTHER ASSETS
   Purchased intangibles, net.........................................           3,042           7,606
   Restricted cash....................................................           8,788              --
   Warrants...........................................................          93,191             862
   Other assets.......................................................             618             358
                                                                           -------------     -----------
       Total assets...................................................        $550,165        $ 68,182
                                                                           =============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable...................................................       $   2,920       $   1,643
   Accrued payroll and related expenses...............................           2,714           2,248
   Accrued liabilities................................................          12,615           8,911
   Short-term portion of capital leases...............................             379              --
   Note payable to affiliate..........................................              --              52
   Deferred revenues..................................................          47,802          38,787
                                                                           -------------     -----------
       Total current liabilities......................................          66,430          51,641
Long-term portion of capital leases...................................             690              --
Long-term debt........................................................              --           4,315
                                                                           -------------     -----------
       Total liabilities..............................................          67,120          55,956
                                                                           -------------     -----------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY
   Convertible preferred stock........................................              --             660
   Common stock.......................................................             882              12
   Contributed and paid-in capital....................................         610,008         166,643
   Deferred stock compensation........................................          (6,231)         (6,579)
   Warrants...........................................................          71,857           1,522
   Stockholder notes receivable.......................................              (8)           (348)
   Accumulated other comprehensive income.............................              16              28
   Accumulated deficit................................................        (193,479)       (149,712)
                                                                           -------------     -----------
       Total stockholders' equity ....................................         483,045          12,226
                                                                           -------------     -----------
       Total liabilities and stockholders' equity.....................        $550,165       $  68,182
                                                                           =============     ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                              LIBERATE TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)
                                    Unaudited

                                                              Three months ended            Nine months ended
                                                          ---------------------------  ----------------------------
                                                          February 29,    February 28,     February 29,   February 28,
                                                              2000           1999          2000          1999
                                                           -----------    ------------ ------------- --------------
REVENUES
   License and royalty.................................    $    3,043       $   1,525    $    6,525     $    4,062
   Service.............................................         4,488           2,956        12,368          8,128
                                                           -----------     -----------   -----------   ------------
     Total revenues....................................         7,531           4,481        18,893         12,190
                                                           -----------     -----------   -----------   ------------

COST OF REVENUES
   License and royalty.................................           510             638         1,618          1,954
   Service.............................................         4,576           1,827        15,269          4,698
                                                           -----------     -----------   -----------   ------------
     Total cost of revenues............................         5,086           2,465        16,887          6,652
                                                           -----------     -----------   -----------   ------------
     Gross margin......................................         2,445           2,016         2,006          5,538
                                                           -----------     -----------   -----------   ------------

OPERATING EXPENSES
   Research and development............................         9,633           4,834        21,275         12,889
   Sales and marketing.................................         5,200           2,673        12,118          8,076
   General and administrative..........................         2,370             952         5,550          2,560
   Amortization of purchased intangibles...............         1,521           1,521         4,563          4,563
   Amortization of warrants............................         4,023              --         5,092             --
   Amortization of deferred stock compensation.........           518             282         1,547            393
                                                           -----------     -----------   -----------   ------------
     Total operating expenses..........................        23,265          10,262        50,145         28,481
                                                           -----------     -----------   -----------   ------------
     Loss from operations..............................      (20,820)          (8,246)      (48,139)       (22,943)
Interest and other income (expense), net...............         2,095             (10)        4,433            139
                                                           -----------     -----------   -----------   ------------
     Loss before income tax provision (benefit)........       (18,725)         (8,256)      (43,706)       (22,804)
Income tax provision (benefit).........................            12            (329)           61           (887)
                                                           -----------     -----------   -----------   ------------
     Net loss..........................................       (18,737)         (7,927)      (43,767)       (21,917)
Foreign currency translation adjustment................           (12)              5             4              3
                                                           -----------     -----------   -----------   ------------
     Comprehensive loss................................     $ (18,749)       $ (7,922)    $ (43,763)     $ (21,914)
                                                           ===========     ===========   ===========   ============

Basic and diluted net loss per share...................     $   (0.22)       $ (15.95)    $   (0.68)     $  (46.83)
                                                           ===========     ===========   ===========   ============
Shares used in computing basic and diluted net loss
   per share...........................................        84,147             497        64,530            468
                                                           ===========     ===========   ===========   ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                              LIBERATE TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited
                                                                                     Nine months ended
                                                                                -----------------------------
                                                                                 February 29,      February 28,
                                                                                    2000             1999
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss......................................................................  $ (43,767)       $(21,917)
  Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation and amortization................................................     5,952           5,525
     Amortization of warrants.....................................................     5,092              --
     Provision for doubtful accounts..............................................       303             240
     Loss on disposal of property and equipment...................................       600              --
     Non-cash compensation expense................................................     1,547             393
     Changes in operating assets and liabilities
       Increase in accounts receivable............................................    (1,242)           (496)
       Increase in receivable from affiliate, net.................................      (562)         (1,206)
       Increase in prepaid expenses and other current assets......................    (2,054)            (31)
       (Increase) decrease in other assets........................................      (260)            126
       Increase in restricted cash................................................    (8,788)             --
       Increase (decrease) in accounts payable....................................     1,277            (332)
       Increase in accrued liabilities............................................     3,704           1,250
       Increase in accrued payroll and related expenses...........................       466             170
       Increase in deferred revenues..............................................     9,015           5,041
       Increase in interest payable...............................................        --             145
                                                                                -------------   -------------
         Net cash used in operating activities....................................   (28,717)        (11,092)
                                                                                -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment............................................    (8,189)           (781)
   Purchase of short-term investments.............................................   (74,723)             --
                                                                                -------------   -------------
          Net cash used in investing activities...................................   (82,912)           (781)
                                                                                -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from secondary public offering, net...................................   297,219              --
   Proceeds from initial public offering, net.....................................    97,970              --
   Proceeds from private placement, net...........................................    12,500              --
   Proceeds from exercise of stock options........................................     3,237             249
   Proceeds from (payments of) notes payable......................................       (52)          5,000
   Principal payments on capital lease obligations................................      (155)             --
                                                                                -------------   -------------
         Net cash provided by financing activities................................   410,719           5,249
                                                                                -------------   -------------
Effect of exchange rates on cash..................................................       (12)              3
                                                                                -------------   -------------
Net increase (decrease) in cash and cash equivalents..............................   299,078          (6,621)
Cash and cash equivalents, beginning of period....................................    33,657          12,138
                                                                                -------------   -------------
Cash and cash equivalents, end of period..........................................  $332,735        $  5,517
                                                                                =============   =============


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

         RECENT ACCOUNTING PRONOUNCEMENTS. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of fiscal 2001 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

NOTE 2. OFFERINGS OF COMMON STOCK

         COMMON STOCK. On February 24, 2000, Liberate completed a secondary public offering in which it sold 2,890,000 shares of common stock at $108 per share. Proceeds from this transaction were $312.1 million. Underwriters' discounts and other related costs were $14.9 million, resulting in net proceeds of $297.2 million. The net proceeds were predominately held in cash, cash equivalents and short-term investments at February 29, 2000.

         On December 21, 1999, the Company announced a two-for-one stock split in the form of a stock dividend, effective after January 14, 2000. The stock split increased the number of shares of Liberate's common stock outstanding to approximately 83,975,388 shares.

         On August 2, 1999, Liberate completed its initial public offering in which it sold 12,500,000 shares of common stock at $8 per share. Liberate sold an additional 902,100 shares of common stock at $8 per share related to the exercise of the underwriters' overallotment. The total aggregate proceeds from these transactions were $107.2 million. Underwriters' discounts and other related costs were $9.2 million, resulting in net proceeds of $98.0 million. The net proceeds were predominately held in cash, cash equivalents and short-term investments at February 29, 2000. Shortly before the initial public offering, Liberate recorded a one-for-six reverse stock split of its outstanding preferred and common stock. Additionally, upon the close of the offering, all of Liberate's preferred stock, par value $0.01 per share, automatically converted into 66,178,670 shares of common stock. Immediately following the closing of the initial public offering, Liberate sold 1,627,604 shares of common stock in a private placement to Lucent Technologies for an aggregate of $12.1 million, net of underwriters' discounts. In addition, following the closing of the initial public offering, Liberate issued 843,880 shares of common stock to Middlefield Ventures, an affiliate of Intel, in connection with the cancellation of a convertible promissory note in the amount of $4.0 million payable by Liberate to Middlefield. Related to this transaction, the accrued interest on the convertible promissory note was charged to additional paid-in capital.

         During the nine months ended February 29, 2000, Liberate issued 1,997,201 shares of common stock to employees, external consultants and other service providers upon the exercise of stock options.

         WARRANTS. In April and May 1999, the Company entered into agreements with several network operators that require Liberate to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock if those network operators satisfy commercial milestones. In December 1999, in connection with prepaid fees, warrants to purchase 866,664 shares of common stock were issued to two network operators under the terms of those agreements. The fair market value of these warrants was approximately $95.6 million. Of these warrants, 466,664 warrants were fully vested. The remaining warrants continue to vest through May 31, 2003, as these network operators satisfy certain commercial milestones. A portion of these fully vested warrants, valued at approximately $27.5 million, were exercised in January 2000. As of February 29, 2000, warrants to purchase 1,303,330 shares of common stock at a range of $4.80 to $6.90 per share have been issued, net of warrants exercised and expired, under the terms of these agreements. Of these warrants, 983,330 warrants were fully vested. The remaining warrants continue to vest through May 31, 2003, as these network operators satisfy certain commercial milestones. The recorded value of these warrants as of February 29, 2000 was $94.2 million, net of amortization. Amortization for the first nine months of fiscal 2000 was approximately $5.1 million.

NOTE 3. SEGMENT INFORMATION

         The Company operates solely in one segment - the development, manufacturing and sale of information appliance software for consumer, corporate and educational marketplaces. As of February 29, 2000, the Company's long-term assets were located primarily in the United States. The Company's revenues by geographic area are as follows:


                                                 Three months ended             Nine months ended
                                            ------------------------------ -----------------------------
                                             February 29,   February 28,   February 29,   February 28,
     (IN THOUSANDS)                              2000           1999           2000           1999
                                            --------------- -------------- -------------- --------------
     United States.......................           $3,222         $2,371        $ 9,126         $5,837
     Japan...............................              538            824          2,350          2,924
     England.............................            2,524            910          4,691          1,763
     Canada..............................              703             78          1,049            521
     Other...............................              544            298          1,677          1,145
                                            --------------- -------------- -------------- --------------
     Total revenues......................           $7,531         $4,481        $18,893        $12,190
                                            =============== ============== ============== ==============



         International revenues consist of sales to customers incorporated in foreign countries. International revenues were 57% and 47% of total revenues for each of the three months ended February 29, 2000 and February 28, 1999. International revenues were 52% of total revenues for both the nine months ended February 29, 2000 and February 28, 1999.

         For the three months ended February 29, 2000, three customers each provided for 10% or more of our total revenues - Cable & Wireless, Wind River and AOL. For the three months ended February 28, 1999, two customers each provided over 10% or more of our total revenues - Wind River and Cable & Wireless. For the nine months ended February 29, 2000 Cable & Wireless and Wind River each provided for 10% or more of our total revenues. For the nine months ended February 28, 1999 Wind River provided for 10% or more of our total revenues.

NOTE 4. CALCULATION OF NET LOSS PER SHARE

         Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive. Previously issued preferred stock, which converted to common stock, is weighted from the time the shares were converted. At February 29, 2000, options to purchase 13,210,078 shares of common stock and warrants to purchase 1,303,330 shares of common stock were outstanding and were excluded from the calculation of net loss per share.


                                                 Three months ended             Nine months ended
                                            ------------------------------ -----------------------------
                                             February 29,   February 28,   February 29,   February 28,
     (IN THOUSANDS, EXCEPT PER SHARE DATA)       2000           1999           2000           1999
                                            --------------- -------------- -------------- --------------

     Net loss.............................  $(18,737)        $(7,927)      $(43,767)      $(21,917)
                                            =============== ============== ============== ==============
     Weighted average shares of
       common stock outstanding...........    84,147             497         64,530            468
                                            =============== ============== ============== ==============
     Basic and diluted net loss per share.   $ (0.22)        $(15.95)      $  (0.68)      $ (46.83)
                                            =============== ============== ============== ==============



NOTE 5. COMMITMENTS AND CONTINGENCIES

         CAPITAL LEASES. In August 1999, the Company entered into a master lease agreement for office furniture. This agreement gives the Company the right to lease certain furniture and equipment under non-cancelable three year terms. Borrowings under this agreement are accounted for as capital leases and are secured by the related furniture and equipment. The Company is required to maintain liability and property damage insurance for the leased assets. As of February 29, 2000, furniture and equipment totaling $1.2 million has been recorded as leased property and equipment and accumulated amortization of approximately $137,000 is included in depreciation expense. Total future minimum lease payments under this agreement are approximately $1.2 million.

         COMMITMENTS. During the first quarter of fiscal 2000, the Company signed an amendment to the Technology License and Distribution Agreement with Sun Microsystems ("Sun"). This amendment called for Liberate to pay certain minimum royalties in exchange for the right to certain Sun technology and to maintain the status as a preferred vendor of Sun. Minimum guaranteed royalties of approximately $3.8 million are to be paid to Sun through the period ended December 31, 2004. Expenses related to this contract of approximately $56,000 and $406,000 were recorded for the three months and nine months ended February 29, 2000.

         The Company previously leased its headquarters, furniture and equipment from Oracle. By mutual consent, the Company's Redwood Shores, California office lease, furniture and equipment lease and service agreement was terminated without penalty in September 1999.

         In September 1999, the Company relocated its headquarters to a new facility of approximately 78,000 square feet in San Carlos, California. The lease provides for monthly rent payments of approximately $202,000 with annual increases of three percent and terminates in February 2010. Over the term of the lease, total payments will be approximately $35.5 million. At the lease signing, Oracle Corporation provided a $10.0 million guarantee to the Company's landlord. Oracle's guarantee was subsequently replaced with a security deposit provided by Liberate in the form of an Irrevocable Letter of Credit for approximately $2.5 million.

         Simultaneous with the relocation, Liberate exercised its option to lease additional space of approximately 103,000 square feet in an adjacent newly-constructed building. Beginning in March 2000, the additional monthly rent is $268,000, with annual increases of three percent. Over the term of the lease for this new facility, total payments are expected to be approximately $45.3 million. The lease will end in March 2010. The Company's security deposit increased to $8.8 million for both buildings and is provided for in the form of an Irrevocable Letter of Credit for the same amount. This letter of credit is secured by Certificates of Deposit in amounts equal to the letter of credit; such amount is classified as restricted cash on the accompanying balance sheet.

         SUBLEASES. In December 1999, the Company signed an agreement with a third party to sublease approximately 27,000 square feet in the Company's headquarters building located in San Carlos, California. The sublease is for 18 months and commenced in March 2000. In February 2000, the Company signed an agreement with another third party to sublease an additional 27,000 square feet in the same building. This sublease is for 30 months and commenced in March 2000. Total future minimum sublease income under these agreements is approximately $4.5 million.

         LITIGATION. In December 1998, a former employee of the Company filed an action in the California Superior Court for the County of San Mateo against the Company for, among other things, unpaid commissions of approximately $1.5 million, constructive employment termination, intentional misrepresentation and negligent misrepresentation. In October 1999, the plaintiff amended his complaint against the Company, adding claims for damages for failure to pay wages under the California Labor Code and common law retaliation, and sought to impose a constructive trust on the allegedly withheld commissions and any enhancement in value of that money. In December 1999, the Company filed a motion for summary judgment/summary adjudication to dismiss all of the claims brought by the plaintiff. In January 2000, the Court dismissed eight of the ten claims brought against Liberate leaving only the claims of intentional and negligent misrepresentation for trial. In February 2000, Liberate settled this matter, obtaining the complete dismissal of all claims against the Company in exchange for the payment of a nominal amount of cash and the issuance of a nominal number of shares of Liberate's common stock.

         As part of the Company's acquisition of the VirtualModem software product and related assets and technology of SourceSuite LLC described below in Note 7, the Company acquired certain patents that were the subject of a patent infringement lawsuit. This lawsuit was initially brought by Interactive Channel Technologies, Inc. and SMI Holdings, Inc., affiliated companies of SourceSuite LLC, against Worldgate Communications, Inc. in May 1998. The patent infringement claims have been assigned to the Company as a result of the merger with SourceSuite. In June 1998, Worldgate filed a counterclaim against the plaintiffs and Source Media, Inc., alleging among others violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. The case is still in the discovery stage. The Company believes that the patent infringement claims against Worldgate are valid and intends to continue to vigorously prosecute this action. In addition, the Company has agreed to defend Interactive Channel, SMI Holdings and Source Media against the cross-complaint brought by Worldgate.

NOTE 6. OTHER

         JOINT VENTURE. In January 2000, Liberate entered into a joint venture with several parties, including Oracle Corporation Australia Pty Limited and Burdekin Pacific Ltd to form ICE Interactive Ltd to facilitate deployment of interactive TV services in Australia and New Zealand. As part of this transaction, the Company contributed cash of approximately $276,000 and approximately $168,000 in software to the joint venture in exchange for a 9.9% equity interest in the new entity. In addition, ICE signed an agreement to obtain licenses from the Company.


         MERGER TERMINATION COSTS. In January 2000, negotiations involving Liberate's proposed acquisition for another company terminated. For the quarter ended, February 29, 2000, the Company expensed terminated merger costs of approximately $624,000. These costs are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

NOTE 7. SUBSEQUENT EVENTS

         On March 3, 2000, Liberate completed the acquisition of the interactive TV software product known as VirtualModem(TM) owned by SourceSuite LLC. Pursuant to the Merger Agreement and Plan of Reorganization, Liberate purchased all of the VirtualModem software and all related tangible assets and intellectual properties related to the VirtualModem business in exchange for the issuance of 1,772,000 shares of Liberate common stock, valued at $107.53 per share, to each of Source Media and Insight Interactive. The acquisition was completed in March 2000, and is therefore not reflected in the financial statements for the quarter ended February 29, 2000. The acquisition will be accounted for as a purchase. In connection with the acquisition, we hired various individuals who provide services to SourceSuite. Also in connection with the acquisition, the Company expects to write off approximately $1.9 million of acquired in-process research and development, which in the opinion of management, had not reached technological feasibility and had no alternative future use. The Company expects to record goodwill and other intangibles of approximately $192.2 million to be amortized over an estimated economic life of 36 months.

         In connection with this acquisition, the Company entered into a Preferred Content Provider Agreement with a subsidiary of Source Media and Insight Communications. The Company will use commercially reasonable efforts to introduce the subsidiary's products to the Company's multiple network operator customers using the technology purchased pursuant to the Agreement and Plan of Reorganization. In addition, various incentive credits are provided to both parties if the network operators select the subsidiary's products. The Company has also entered into a Programming Services Agreement with the subsidiary where the Company would continue to develop certain products for the subsidiary.

         In March 2000, the Company entered into a Plan and Agreement of Reorganization to acquire MoreCom, Inc. for $561.0 million of Liberate's common stock, subject to adjustments based on fluctuations in the price of the Company's common stock prior to closing. As a result of such adjustments, no more than 8,030,059 shares and no less than 6,570,048 shares of common stock will be issued in this transaction. For accounting purposes, a portion of the purchase price will be allocated to compensation expense which will be recorded over the next two years related to a portion of Liberate's common stock that will be subject to repurchase by Liberate if MoreCom's founders and other employees' employment is terminated in certain circumstances prior to certain specified dates. In addition, the Company may incur additional non-cash expense depending on how certain stock options to be granted to MoreCom employees on or about the closing date are structured. The acquisition will be accounted for as a purchase. Also in connection with the acquisition, the Company expects to expense up to $30.0 million of acquired in-process research and development, which in the opinion of Liberate's management, has not reached technological feasibility and has no alternative future use. The Company also expects to record goodwill and other intangibles of up to $525.0 million to be amortized over an estimated economic life of three years.

Also in March 2000, the Company increased its future minimum lease payments under the master furniture and equipment lease by approximately $556,000.

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

         The following discussion should be read in conjunction with our financial statements, related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under the caption "Risk Factors," and the factors and risks discussed in our Registration Statements on Form S-1 filed and declared effective on February 17, 2000.

OVERVIEW

         Liberate is a leading provider of a comprehensive software platform for delivering Internet-enhanced content and applications to a broad range of information appliances, such as television set-top boxes, game consoles, smart phones and personal digital assistants. We began operations in December 1995 as a division of Oracle to develop server and client software for the consumer, corporate and educational markets. In April 1996, we were incorporated as a Delaware corporation. In August 1997, we acquired Navio Communications.

         Navio was a development stage company involved in designing Internet application and server software for the consumer market. In connection with the acquisition, we changed our strategic direction and restructured our operations. Prior to the acquisition, we focused on selling software to original equipment manufacturers of network computer products for corporate customers. Following the acquisition, we focused our development and marketing efforts on fewer products targeted primarily at the consumer information appliance market and aggressively pursued sales to a limited number of large network operators and information appliance manufacturers. As a result of this strategic shift, we significantly reduced our sales and engineering operations for corporate products and increased investment in the development of client and server software for the consumer market. In connection with the acquisition, we wrote off approximately $58.1 million of acquired in-process research and development in fiscal 1998. Purchased intangibles of approximately $18.3 million were recorded in connection with the acquisition and are being amortized on a straight-line basis over a useful life of three years.

         To more closely align our product offerings with this strategic shift in direction, we entered into an agreement with Sun Microsystems in May 1999 to transfer our NC Navigator and NC Administration Server technology to Sun while retaining the right to ship, support and maintain these products for existing customers using this technology. As part of this agreement, we will try to assign our existing agreements relating to this technology to Sun. If Sun chooses to assume these contracts and continues shipping the NC Navigator or NC Desktop products under these contracts, we will receive a commission on sales of these products. In addition, we have agreed not to compete in the corporate network computer market and, specifically, network computers intended to displace personal computers or terminals until May 2002. However, outside of this market, we intend to continue developing new products based on network computer technology. In fiscal 1999, sales of NC Navigator and NC Desktop products and related services accounted for $2.5 million of our total revenues. For the nine months ended February 29, 2000, sales of NC Navigator and NC Desktop products and related services accounted for $2.0 million of our total revenues.

         We have also agreed with Sun to co-develop television set-top box technology. We will distribute the co-developed technology pursuant to a non-exclusive license with Sun. In addition, under this license, we have agreed to incorporate Sun's PersonalJava technology, television interface software and Jini technology in our software products and to pay Sun a royalty. Sun has also agreed to promote us as one of its preferred channel partners within the TV devices market. We believe this relationship will result in co-marketing and co-selling efforts with Sun of the jointly-developed technology on a worldwide basis.

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

         We license our client software and provide related services to both network operators and information appliance manufacturers. Information appliance manufacturers pay us royalties on a per unit basis. Typically, we recognize these royalty fees upon shipment of the device by the manufacturer. Network operators also pay per-subscriber royalty fees when information appliance owners activate the operators' service. Generally, network operators pay these royalty fees upon activation, either in the form of an up-front payment or on a subscription basis. Up-front royalty fees are recognized when a network operator reports to us that a user has activated the service. These network operators pay an additional per subscriber maintenance fee typically on an annual basis for the duration of the activation period. Subscription-based royalty fees are recognized quarterly when reported by the network operators. A portion of this subscription-based royalty fee is allocated to service revenues as maintenance and is also recognized quarterly. We generally negotiate the amount of up-front fees paid by network operators and royalties paid by information appliance manufacturers on a case-by-case basis. Our maintenance fees typically range from 17% to 30% of annual license fees and activation royalties.

         In addition to the maintenance services we offer in connection with our software licenses, which include upgrades and technical support, we provide comprehensive consulting, engineering and training services to network operators and information appliance manufacturers. Revenues generated from these services generally are recognized as the services are performed while maintenance fees are recognized ratably over the term of the maintenance contract. During the first nine months of fiscal 2000, total service revenues were $12.4 million, representing 65% of our total revenues. We expect service revenues to continue to account for a significant portion of total revenues until customers begin deploying services and information appliances incorporating our software on a large scale. Any volume deployments should increase the portion of total revenues derived from the payment of royalty fees.

         Deferred revenues consist primarily of payments received from customers for prepaid license and royalty fees and prepaid services for undelivered product and services. Deferred revenues increased from $38.8 million at May 31, 1999 to $47.8 million at February 29, 2000. This increase resulted primarily from license prepayments from two network operators who signed license agreements during the period, from our license to Wind River and from prepayments from network operators. This increase was offset by revenue recognized from deployments and services performed during the period. Other than the deferred revenues from the source code license to Wind River, deferred revenues can fluctuate significantly. These fluctuations are the result of:

       - When we record deferred revenues, which depends on the timing of large prepaid license and royalty fees and service contracts; and

       - When we recognize deferred revenues, which depends on when services are performed and when network operators and information appliance manufacturers deploy products and services based on our technology.

         For the three months ended February 29, 2000, three customers each provided for 10% or more of our total revenues - Cable & Wireless, Wind River and AOL. For the three months ended February 28, 1999, two customers each provided over 10% or more of our total revenues - Wind River and Cable & Wireless. For the nine months ended February 29, 2000 Cable & Wireless and Wind River each provided for 10% or more of our total revenues. For the nine months ended February 28, 1999 Wind River provided for 10% or more of our total revenues.

          International revenues accounted for approximately 51% of our total revenues in fiscal 1999 and 52% of our total revenues during the first nine months of fiscal 2000. International revenues were 57% and 47% of total revenues for each of the three months ended February 29, 2000 and February 28, 1999, respectively. We anticipate international revenues to continue to represent a significant portion of total revenues.

          In April and May 1999, the Company entered into agreements with several network operators that require Liberate to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock if those network operators satisfy commercial milestones. In December 1999, in connection with prepaid fees, warrants to purchase 866,664 shares of common stock were issued to two network operators under the terms of those agreements. The fair market value of these warrants was approximately $95.6 million. Of these warrants, 466,664 warrants were fully vested. The remaining warrants continue to vest through May 31, 2003, as these network operators satisfy certain commercial milestones. A portion of these fully vested warrants, valued at approximately $27.5 million, were exercised in January 2000. As of February 29, 2000, warrants to purchase 1,303,330 shares of common stock at a range of $4.80 to $6.90 per share have been issued, net of warrants exercised and expired, under the terms of these agreements. Of these warrants, 983,330 warrants were fully vested. The remaining warrants continue to vest as these network operators satisfy certain commercial milestones. The value of these warrants on the balance sheet as of February 29, 2000 was $94.2 million, net of amortization. Amortization for the first nine months of fiscal 2000 was $5.1 million.

         Since inception, we have incurred net losses of $193.5 million. These losses include a write-off of $58.1 million of acquired in-process research and development related to the Navio acquisition and $86.6 million of research and development expenditures. We anticipate incurring significant operating losses for the foreseeable future as we:

       - Continue to invest in research and development and professional and engineering services to support new devices for our software platform and large-scale deployments by our network operator customers; and

       - Record non-cash expenses related to the write-off of in-process research and development and amortization of intangible assets associated with our acquisitions, amortization of deferred compensation and amortization of warrant expense associated with the issuance of performance warrants to various network operators.

         On December 21, 1999, we announced a two-for-one stock split in the form of a stock dividend, effective after January 14, 2000. The stock split increased the number of shares of our common stock outstanding to approximately 83,975,388 shares.

         In January 2000, we entered into a joint venture with several parties, including Oracle Corporation Australia Pty Limited and Burdekin Pacific Ltd to form ICE Interactive Ltd to facilitate deployment of interactive TV services in Australia and New Zealand. As part of this transaction, we contributed cash of approximately $276,000 and approximately $168,000 in software to the joint venture in exchange for a 9.9% equity interest in the new entity. In addition, ICE signed an agreement to obtain licenses from us.

         In January 2000, we entered into a Merger Agreement and Plan of Reorganization to acquire SourceSuite for approximately 1,772,000 shares of our common stock, or approximately $190.5 million based on a common stock price of $107.53 per share. The acquisition was completed in March 2000, and is therefore not reflected in the financial statements for the quarter ended February 29, 2000. The acquisition will be accounted for as a purchase. In connection with the acquisition, we hired various individuals who provide services to SourceSuite. Also in connection with the acquisition, we expect to expense approximately $1.9 million of acquired in-process research and development, which in the opinion of our management, has not reached technological feasibility and has no alternative future use. We also expect to record goodwill and other intangibles of approximately $192.2 million to be amortized over an estimated economic life of three years.

         Additionally, in January 2000, negotiations involving Liberate's proposed acquisition for another company terminated. For the quarter ended, February 29, 2000, the Company expensed terminated merger costs of approximately $624,000. These costs are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

         In March 2000, we entered into a Plan and Agreement of Reorganization to acquire MoreCom, Inc. for $561.0 million of our common stock, subject to adjustments based on fluctuations in the price of our common stock prior to closing. As a result of such adjustments, no more than 8,030,059 shares and no less than 6,570,048 shares of common stock will be issued in this transaction. For accounting purposes, a portion of the purchase price will be allocated to compensation expense which will be recorded over the next two years related to a portion of our common stock that will be subject to repurchase by us if MoreCom's founders and other employees' employment is terminated in certain circumstances prior to certain specified dates. In addition, we may incur additional non-cash expense depending on how certain stock options to be granted to MoreCom employees on or about the closing date are structured. The acquisition will be accounted for as a purchase. Also in connection with the acquisition, we expect to expense up to $30.0 million of acquired in-process research and development, which in the opinion of our management, has not reached technological feasibility and has no alternative future use. We also expects to record goodwill and other intangibles of up to $525.0 million to be amortized over an estimated economic life of three years.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999.

         REVENUES

         Total revenues increased 68% from $4.5 million for the three months ended February 28,1999, to $7.5 million for the three months ended February 29, 2000.

         LICENSE AND ROYALTY. License and royalty revenues increased 100% from $1.5 million for the three months ended February 28, 1999 to $3.0 million for the three months ended February 29, 2000. This increase was due primarily to increased royalty revenues resulting from increased deployments.

         SERVICE. Service revenues increased 52% from $3.0 million for the three months ended February 28, 1999 to $4.5 million for the three months ended February 29, 2000. This increase was due primarily to the continued expansion of our professional services organization. To a lesser extent, the increase was due to the overall increase in the level of support and billable custom-development projects.

         COST OF REVENUES

         Total cost of revenues increased 106% from $2.5 million for the three months ended February 28, 1999 to $5.1 million for the three months ended February 29, 2000. We anticipate that total cost of revenues will increase in dollar amounts in future periods as we provide continued services to support customer implementations and as we experience higher third party license costs as deployments increase.

         COST OF LICENSE AND ROYALTY. Cost of license and royalty revenues decreased 20% from $638,000 for the three months ended February 28, 1999 to $510,000 for the three months ended February 29, 2000. These amounts represented 17% and 42% of license and royalty revenues over the respective periods. The decrease in cost of license and royalty revenues in dollar amounts was due primarily to a one-time credit received from a third party license vendor related to maintenance and support. We expect the cost of license and royalty revenues, as a percentage of license and royalty revenues, to fluctuate in future periods, but with a general decreasing trend as deployments continue to increase. Certain previously capitalized third party costs, have been fully amortized which will have the effect of decreasing license and royalty costs as a percentage of related revenues. However, introduction of new third party technology may offset the effect of the amortized costs or increase license and royalty cost as a percentage of related revenues.

         COST OF SERVICE. Cost of service revenues increased 150% from $1.8 million for the three months ended February 28, 1999 to $4.6 million for the three months ended February 29, 2000. These amounts represented 62% and 102% of service revenues over the respective periods. The increase in dollar amounts and as a percentage of service revenues was due primarily to our continued investment in our professional service organization. In addition, we had an increased reliance on third party consultants which were necessary to meet the growth in customer installation, training and deployment of our products. We expect cost of service revenues to increase in dollar amounts to the extent existing and new customers install and deploy our products. We also expect the cost of service revenues, as a percentage of service revenues, to fluctuate in future periods. These costs may increase in the near term due to continued expansion of services as existing and new customers install and deploy our products and we continue to provide and support limited trial installations of our products at discounted prices to network operators in order to continue to increase our market share.

         OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salary and other related costs for personnel and external consultants as well as costs related to outsourced development projects to support product development. Research and development expenses increased 99% from $4.8 million for the three months ended February 28, 1999 to $9.6 million for the three months ended February 29, 2000. These amounts represented 128% and 108% of total revenues over the respective periods. The increase in both dollar amounts and as a percentage of total revenues was primarily due to increases in headcount and related expenses, as well as an increase in outsourced development projects, in particular with General Instrument. Research and development expenses were further increased by a reduction in the level of custom development projects, which when billable to customers, the related costs are classified as cost of service revenues. The classification of costs between research and development and cost of service revenues may fluctuate between categories depending on the level of projects that are billable at any point in time. We believe that continued investment in research and development is critical to attaining our strategic objectives. Consequently, we expect research and development expenses to increase significantly in dollar amounts in future periods. However, if revenues increase, we expect research and development expenses to decline as a percentage of total revenues in the long-term.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, facilities for regional offices, public relations, marketing materials and tradeshows. Sales and marketing expenses increased 95% from $2.7 million for the three months ended February 28, 1999 to $5.2 million for the three months ended February 29, 2000. These amounts represented 69% and 60% of total revenues over the respective periods. The increase in dollar amounts was due primarily to increased employee-related expenses, increased marketing activities such as our PopTV program and increased trade show presence, as well as higher commission costs. We believe sales and marketing expenses will increase in dollar amounts in future periods as we expand our direct sales and marketing efforts domestically and abroad. However, if revenues increase, we expect these costs to decrease as a percentage of total revenues in the long-term.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for legal, corporate development, human resource and finance employees, as well as outside legal and other professional services. General and administrative expenses increased 149% from $952,000 for the three months ended February 28, 1999 to $2.4 million for the three months ended February 29, 2000. These amounts represented 31% and 21% of total revenues over the respective periods. The increase in both dollar amounts and as a percentage of total revenues was due primarily to increased staffing, including the formation of our corporate development organization and the establishment of the infrastructure necessary to support our obligations as a public company, as well as $624,000 of merger termination costs. We believe general and administrative expenses will increase in dollar amounts as we continue to add personnel. However, if revenues increase, we expect these costs to decrease as a percentage of total revenues in the long-term.

         AMORTIZATION OF PURCHASED INTANGIBLES. Purchased intangibles represent the purchase price of Navio in excess of identified tangible assets and is amortized over three years. In August 1997, we recorded approximately $18.3 million of purchased intangibles, which is being amortized on a straight-line basis over an estimated useful life of three years. We recorded approximately $1.5 million of amortization expense for each of the three months ended February 29, 2000 and February 28, 1999.

         AMORTIZATION OF WARRANTS. Warrant expense represents the amortization of warrants based on their estimated fair value, as determined using the Black-Scholes model, at the earlier of the grant date or the date it becomes probable that the warrants will be earned. In accordance with the Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to establishment of a performance commitment. In April and May 1999, we entered into agreements with several network operators that require us to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock if the network operators satisfy commercial milestones. As of February 29, 2000, we recorded warrants to purchase up to 1,303,330 shares of common stock, net of exercises and expirations, as being earned by six network operators for signing license agreements and making license prepayments. These warrants are expensed over their respective amortization periods. Amortization expense for the three months ended February 29, 2000 was $4.0 million. No amortization expense was recorded during the three months ended February 28, 1999. As of February 29, 2000, approximately $94.2 million of prepaid warrants have been recorded on the consolidated balance sheet. We expect amortization expense for warrants to increase significantly as additional warrants are earned.

         AMORTIZATION OF DEFERRED STOCK COMPENSATION. Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date. In fiscal 1999, we began recording deferred stock compensation for stock options granted to employees and others. These amounts are amortized on a straight-line basis over the 48-month vesting period of such options. Amortization of deferred stock compensation was approximately $518,000 for the three months ended February 29, 2000, compared to amortization of deferred stock compensation of $282, 000 for the three months ended February 28, 1999. The majority of the stock option grants being amortized were granted in the latter part of fiscal 1999. As of February 29, 2000, we have recorded total deferred stock compensation related to stock option grants of approximately $6.2 million, net of terminations. We anticipate that deferred stock compensation expense will remain relatively stable from year to year, with decreases resulting from the effect of employee terminations. Beginning in fiscal 2003, we expect deferred stock compensation expense to decrease ratably through the first quarter of fiscal 2004.

         INTEREST AND OTHER INCOME, NET

         Net interest and other income includes interest income (net of interest expense) on our cash, cash equivalents and short-term investments partially offset by bank charges and losses on disposals of fixed assets. Net interest and other income was $2.1 million for the three months ended February 29, 2000 compared to net expense of $10,000 for the three months ended February 28, 1999. The increase is due to interest income on proceeds from our private placement offering in May 1999, as well as our initial public offering of common stock in August 1999, and our secondary offering in February 2000. This was partially offset by losses on disposals of fixed assets.

         INCOME TAX PROVISION (BENEFIT)

         Income tax provision (benefit) includes income tax benefit and foreign withholding tax expense. Income tax provision of approximately $12,000 for the three months ended February 29, 2000, consisted primarily of foreign withholding tax expense for royalty revenue. Income tax benefit of approximately $329,000 for the three months ended February 28, 1999 was comprised of the benefits received under a tax-sharing agreement with Oracle that provides for our consolidation into Oracle's tax group for certain state income tax payment purposes. Since the effective date of our initial public offering, upon which Oracle's ownership percentage was reduced to less than 50%, our results are no longer included in any of Oracle's consolidated state tax returns and we will no longer receive a tax benefit from Oracle.

         NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999.

         REVENUES

         Total revenues increased 55% from $12.2 million for the nine months ended February 28, 1999, to $18.9 million for the nine months ended February 29, 2000.

         LICENSE AND ROYALTY. License and royalty revenues increased 61% from $4.1 million in the nine months ended February 28, 1999 to $6.5 million in the nine months ended February 29, 2000. This increase was due primarily to increased royalty revenues resulting from increased deployments and the expiration of prepayments associated with legacy contracts.

         SERVICE REVENUES. Service revenues increased 52% from $8.1 million in the nine months ended February 28, 1999 to $12.4 million in the nine months ended February 29, 2000. This increase was due primarily to the continued expansion of our professional services organization created in the beginning of fiscal 1999. To a lesser extent, the increase was due to the overall increase in the level of support and billable custom-development projects.

         COST OF REVENUES

         Total cost of revenues increased 154% from $6.7 million in the nine months ended February 28, 1999 to $16.9 million in the nine months ended February 29, 2000. We anticipate that total cost of revenues will increase in dollar amounts in future periods as we provide continued services to support customer implementations and as we experience higher third party license costs as deployments increase.

         COST OF LICENSE AND ROYALTY. Cost of license and royalty revenues decreased 17% from $2.0 million in the nine months ended February 28, 1999 to $1.6 million in the nine months ended February 29, 2000. These amounts represented 25% and 48% of license and royalty revenues over the respective periods. The decrease in cost of license and royalty revenues in dollar amounts was due primarily to the full amortization of certain prepaid inbound licenses, as well as a one-time credit received from a third party license vendor related to maintenance and support. We expect the cost of license and royalty revenues, as a percentage of license and royalty revenues, to fluctuate in future periods, but with a general decreasing trend. Certain previously capitalized third party costs, have been fully amortized which will have the effect of decreasing license and royalty costs as a percentage of related revenues. However, introduction of new third party technology may offset the effect of the lower amortized costs or increase license and royalty cost as a percentage of related revenues.

         COST OF SERVICE. Cost of service revenues increased 225% from $4.7 million in the nine months ended February 28, 1999 to $15.3 million in the nine months ended February 29, 2000. These amounts represented 123% and 58% of service revenues over the respective periods. The increase in dollar amounts and as a percentage of service revenues was due primarily to our continued investment in our professional service organization. In addition, we experienced increased reliance on third party consultants, which were necessary to meet the growth in customer installation, training and deployment of our products. We expect cost of service revenues to increase in dollar amounts to the extent existing and new customers install and deploy our products. We also expect the cost of service revenues, as a percentage of service revenues, to fluctuate in future periods. These costs may increase in the near-term due to continued expansion of services as existing and new customers install and deploy our products and we continue to provide and support limited trial installations of our products at discounted prices to network operators in order to continue to increase our market share.

         OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 65% from $12.9 million in the nine months ended February 28, 1999 to $21.3 million in the nine months ended February 29, 2000. These amounts represented 113% and 106% of total revenues over the respective periods. The increase in dollar amounts and as a percentage of total revenues was due primarily to higher personnel and related expenses resulting from increased staffing, as well as an outsourced development project with General Instrument.

         SALES AND MARKETING. Sales and marketing expenses increased 50% from $8.1 million in the nine months ended February 28, 1999 to $12.1 million in the nine months ended February 29, 2000. These amounts represented 64% and 66% of total revenues over the respective periods. The increase in dollar amounts was due primarily to increased employee-related expenses, increased marketing activities such as our PopTV program, increased trade show presence, as well as higher commission costs.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 117% from $2.6 million in the nine months ended February 28, 1999 to $5.6 million in the nine months ended February 29, 2000. These amounts represented 29% and 21% of total revenues over the respective periods. The increase in both dollar amounts and as a percentage of total revenues was due primarily to increased staffing, including the formation of our corporate development organization and the establishment of the infrastructure necessary to support our obligations as a public company. In addition, we increased spending for outside legal and accounting services, and during the three months ended February 29, 2000 incurred $624,000 of merger termination costs.

         AMORTIZATION OF PURCHASED INTANGIBLES. Purchased intangibles represent the purchase price of Navio in excess of identified tangible and intangible assets and is amortized over three years. In August 1997, we recorded approximately $18.3 million of purchased intangibles, which is being amortized on a straight-line basis over an estimated useful life of three years. We recorded approximately $4.6 million of amortization expense for each of the nine months ended February 29, 2000 and February 28, 1999.


         INTEREST AND OTHER INCOME, NET

         Net interest and other income increased from approximately $139,000 for the nine months ended February 28, 1999, to $4.4 million for the nine months ended February 29, 2000. The increase was due to interest income on proceeds from our private placement offerings as well as our initial public offering of common stock in August, 1999, and our secondary offering in February, 2000. This was partially offset by losses on disposals of fixed assets.

         INCOME TAX PROVISION (BENEFIT)

         Income tax provision (benefit) includes income tax benefit and foreign withholding tax expense. Income tax provision of approximately $61,000 for the nine months ended February 29, 2000, consisted primarily of foreign withholding tax expense for royalty revenue. Income tax benefit of approximately $887,000 for the nine months ended February 28, 1999 was comprised of the benefits received under a tax-sharing agreement with Oracle that provides for our consolidation into Oracle's tax group for certain state income tax payment purposes. Since the effective date of our initial public offering, upon which Oracle's ownership percentage was reduced to less than 50%, our results are no longer included in any of Oracle's consolidated state tax returns and we will no longer receive a tax benefit from Oracle.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the first quarter of fiscal 2001 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of liquidity was cash, cash equivalents and short-term investments, which were approximately $427.2 million as of February 29, 2000. On February 17, 2000, we completed a secondary stock offering in which we sold 2,890,000 shares of our common stock at $108 per share. Proceeds from this transaction after underwriters' discounts and other related costs of $14.9 million, were $297.2 million. The net proceeds were predominately held in cash, cash equivalents and short-term investments at February 29, 2000.

         In addition, on August 2, 1999, we completed an initial public offering in which we sold 12,500,000 shares of our common stock at $8 per share. We sold an additional 902,100 shares of common stock at $8 per share related to the exercise of the underwriters' over-allotments. Proceeds from these transactions after underwriters' discounts and other related costs of $9.2 million, were $98.0 million. Immediately following the closing of the offering, Liberate also sold 1,627,604 shares of common stock in a private placement to Lucent Technologies for an aggregate of $12.1 million, net of underwriters' discounts. The net proceeds were also predominately held in cash, cash equivalents and short-term investments at February 29, 2000. In addition, following the closing of the offering, we issued 843,880 shares of common stock to Middlefield Ventures, an affiliate of Intel, in connection with the cancellation of a convertible promissory note for $4.0 million payable to Middlefield. Related to this transaction, the accrued interest on the convertible promissory note was charged to paid-in capital.

         Cash used in operations was approximately $28.7 million and $11.1 million for the nine months ended February 29, 2000 and February 28, 1999, an increase of $17.6 million from year to year. This increase was primarily due to a higher net loss related primarily to increased staffing and an increase in restricted cash, partially offset by an increase in deferred revenues and amortization expense for the nine months ended February 29, 2000.

         Net cash used in investing activities was approximately $82.9 million and $781,000 for the nine months ended February 29, 2000 and February 28, 1999. This increase was primarily due to the purchase of short-term investments combined with purchases of property and equipment for our new facilities.

         Net cash provided by financing activities was approximately $410.7 million and $5.2 million for the nine months ended February 29, 2000 and February 28, 1999. The secondary offering, initial public offering and the private stock placement contributed $407.7 million of the increase in cash generated by financing activities from year to year.

         At February 29, 2000, we had $332.7 million in cash and cash equivalents and did not have any material commitments for capital expenditures. At February 29, 2000, we also had $94.5 million in short-term investments and $8.8 million in restricted cash. Under a development agreement entered into with General Instrument in April 1999, we are committed to pay $10.0 million in development fees for certain services to be provided by General Instrument. These fees will be paid out in quarterly installments over a three-year period. During the first quarter of fiscal 2000, we signed an amendment to the Technology License and Distribution Agreement with Sun Microsystems. This amendment called for us to pay certain minimum royalties in exchange for the right to certain Sun technology and to maintain the status as a preferred vendor of Sun. Minimum guaranteed royalties of approximately $3.8 million are to be paid to Sun through the period ended December 31, 2004. Approximately $406,000 of expense related to this contract was recorded for the nine months ended February 29, 2000. See Note 5 of Notes to Condensed Consolidated Financial Statements.

         We currently anticipate that our current cash, cash equivalents and short-term investments will be sufficient to meet our working capital requirements for at least the next 12 months. If our cash balances and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to raise such additional funds through public or private equity or debt financings. If additional funds are raised through the issuance of debt securities, these securities could have certain rights, preferences, and privileges senior to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders. Additional financing may not be available at all and, if available, such financing may not be obtainable on terms favorable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could seriously harm our business.

YEAR 2000 READINESS DISCLOSURE

         On January 1, 2000, computer systems and software products that were not upgraded to comply with "Year 2000" requirements could have failed or malfunctioned because they were not able to distinguish 21st century dates from 20th century dates. In response to the Year 2000 changeover, we undertook a Year 2000 readiness program that included the review, inventory, testing and evaluation of our IT and non-IT systems, our client and server software products, and the readiness of third parties with whom we do business.

         To date, we have experienced no material problems as a result of the Year 2000 changeover nor have we received any reports from customers, vendors or other third parties with whom we do business of problems resulting from the Year 2000 changeover. However, because we and our customers are substantially dependent upon the proper functioning of our computer systems, a failure of our systems to be Year 2000 compliant could materially disrupt our operations, which could seriously harm our business.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

         We incurred net losses of approximately $3.3 million in fiscal 1996, $19.0 million in fiscal 1997, $94.4 million in fiscal 1998, $33.1 million in fiscal 1999 and $43.8 million during the nine months ended February 29, 2000. Our net losses of $94.4 million in fiscal 1998 included a $58.1 million charge related to acquired in-process research and development. As of February 29, 2000, we had an accumulated deficit of approximately $193.5 million. Since our inception, we have not had a profitable quarter and may never achieve or sustain profitability. Although our revenues increased from fiscal 1997 to fiscal 1998 and from fiscal 1998 to fiscal 1999, we may not be able to sustain our historical revenue growth rates. We also expect to continue to incur increasing cost of revenues, research and development, sales and marketing and general and administrative expenses. If we are to achieve profitability given our planned expenditure levels, we will need to generate and sustain substantially increased license and royalty revenues; however, we are unlikely to be able to do so for the foreseeable future. As a result, we expect to incur significant and increasing losses and negative cash flows for the foreseeable future. In addition, from the beginning of fiscal 1997 through February 29, 2000, approximately 65% of our revenues have been derived from services provided by us and not from license and royalty fees paid by network operators and information appliance manufacturers in conjunction with the deployment of products and services incorporating our software products. If we are unable to derive a greater proportion of our revenues from these license and royalty fees, our losses will likely continue indefinitely.

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

         In the short term, we expect our quarterly revenues to be significantly dependent on a small number of relatively large orders for our products and services, which generally have a long sales cycle. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. In many cases, we recognize revenues from services on a percentage of completion basis. Our ability to recognize these revenues may be delayed if we are unable to meet service milestones on a timely basis. Moreover, because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in losses for the quarter.

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

OUR SUCCESS DEPENDS ON NETWORK OPERATORS INTRODUCING, MARKETING AND PROMOTING PRODUCTS AND SERVICES FOR INFORMATION APPLIANCES BASED ON OUR TECHNOLOGY

         Our success depends on large network operators introducing, marketing and promoting products and services based on our technology. There are, however, only a limited number of large network operators worldwide. Moreover, only a limited number of network operators have introduced or are in the process of deploying products and services incorporating our technology and services for information appliances. In addition, none of our network operator customers is contractually obligated to introduce, market or promote products and services incorporating our technology, nor are any of our network operator customers contractually required to achieve any specific introduction schedule. Accordingly, even if a network operator initiates a customer trial of products incorporating our technology, that operator is under no obligation to continue its relationship with us or to launch a full-scale deployment of these products. Further, our agreements with network operators are not exclusive, so network operators with whom we have agreements may enter into similar license agreements with one or more of our competitors.

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

         While we have entered into a number of agreements with information appliance manufacturers, none of these manufacturers is contractually obligated to introduce or market information appliances incorporating our technology, nor is any of them contractually required to achieve any specific production schedule. Moreover, our agreements with information appliance manufacturers are not exclusive, so information appliance manufacturers with whom we have agreements may enter into similar license agreements with one or more of our competitors. Our failure to convince information appliance manufacturers to incorporate our software platform into their products, or the failure of these products to achieve broad acceptance with consumers and businesses, will result in revenues that do not grow as fast as expected, if at all.

COMPETITION FROM BIGGER, BETTER CAPITALIZED COMPETITORS COULD RESULT IN PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE

         Competition in the information appliance software market is intense. Our principal competitors on the client software side include Microsoft, and OpenTV and Spyglass, who announced plans to merge recently. On the server side, our primary competitor is Microsoft. We expect additional competition from other established and emerging companies. We expect competition to persist and intensify as the information appliance market develops and competitors focus on additional product and service offerings. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues and loss of market share.

         Many of our existing and potential competitors, particularly Microsoft, have longer operating histories, a larger customer base, greater name recognition and significantly greater financial, technical, sales and marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential customers. Moreover, some of our competitors, particularly Microsoft, have significant financial resources, which have enabled them in the past and may enable them in the future to make large strategic investments in our current and potential customers. Such investments may enable competitors to strengthen existing relationships or quickly establish new relationships with our current or potential customers. For example, as a result of an investment in AT&T, Microsoft obtained a nonexclusive licensing agreement under which AT&T will purchase at least 7.5 million licenses of Microsoft software for television set top boxes. Investments such as this may discourage our potential or current customers who receive the investment from deploying our information appliance software, regardless of their views of the relative merits of our products and services.

ORACLE'S OWNERSHIP OF OUR STOCK AND OTHER RELATIONSHIPS WITH US COULD LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER TRANSACTIONS SUBMITTED FOR A VOTE OF OUR STOCKHOLDERS

         Based on 88,166,261 shares outstanding on February 29, 2000, Oracle beneficially owns 35,374,843 shares, approximately 40.1% of our outstanding common stock. In addition, in May 1999, we entered into a voting agreement with Oracle, Comcast, Cox Communications, MediaOne, Rogers and Shaw. Under this agreement, among other things, Comcast, Cox and MediaOne have agreed to vote the shares of our common stock held by them in order to elect a representative designated by Oracle to our board of directors. Currently, one of our eight directors are directors and officers of Oracle. As a result, Oracle, acting both through our board of directors and through its ownership of our capital stock, may exert significant influence over us. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then current market price of our common stock.

         In addition, Oracle provides us with a distribution channel for our products in Asia/Pacific and assists us in providing our customers with support. We have also entered into several commercial, technological and financial arrangements with Oracle on which our business depends. If Oracle terminates these arrangements, if Oracle does not fulfill its obligations under these arrangements, if Oracle ever acts in a way that is adverse to our interests, or if we are no longer eligible to receive the benefits of these arrangements, we may need to find alternative distribution channel partners, seek alternative technologies for our products and services and find alternative financial resources.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

         We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of customers. For the nine months ended February 29, 2000, our five largest customers accounted for approximately 53% of our revenues, with Cable & Wireless accounting for 18% of our total revenues and Wind River accounting for 17% of our total revenues. For the nine months ended February 28, 1999, our five largest customers accounted for approximately 54% of our total revenues, with Wind River Systems accounting for 24% of our total revenues. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods, although the customers may vary from period to period. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases less of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly.

OUR LENGTHY SALES CYCLE MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE

         We believe that the purchase of our products and services involves a significant commitment of capital and other resources by a customer. In many cases, the decision for our customers to use our products and services requires them to change their established business practices and conduct their business in new ways. As a result, we may need to educate our potential customers on the use and benefits of our products and services. In addition, our customers generally must consider a wide range of other issues before committing to purchase and incorporate our technology into their offerings. As a result of these and other factors, including the approval at a number of levels of management within a customer's organization, our sales cycle averages from six to twelve months and may sometimes be significantly longer. Because of the length of our sales cycle, we have a limited ability to forecast the timing and amount of specific sales.

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

         International revenues accounted for approximately 52% of our total revenues for both the nine months ended February 29, 2000 and February 28, 1999. We anticipate that a significant portion of our revenues for the foreseeable future will be derived from sources outside the United States, especially as we increase our sales and marketing activities with respect to international licensing of our technology. Accordingly, our success will depend, in part, upon international economic conditions and upon our ability to manage international sales and marketing operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and increase our foreign direct and indirect sales forces. This expansion will require significant management attention and resources, which could divert attention from other aspects of our business. To the extent we are unable to expand our international operations in a timely manner, our growth in international sales, if any, will be limited.

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

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY HARM OUR COMPETITIVENESS

         Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology. We rely primarily on a combination of patents, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. In addition, we have acquired or have been awarded 16 patents and have 26 patent applications pending in the U. S. Patent & Trademark Office. Patents may not be issued from these or any future applications. Even if they are issued, these patents may not survive a legal challenge to their validity or provide significant protection for us.

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

THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD HARM OUR COMPETITIVENESS

         We believe that our success will depend on the continued employment of our senior management team and key technical personnel, none of whom, except Mitchell E. Kertzman, our President and Chief Executive Officer, and Coleman Sisson, our Chief Operating Officer, has an employment agreement with us. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be very difficult to replace and our ability to manage day-to-day operations, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues, would be seriously harmed.

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

         In addition to our acquisition of SourceSuite and our pending acquisition of MoreCom, we may acquire other businesses in the future in order to remain competitive or to acquire new technologies. As a result of future acquisitions, we may need to integrate product lines, technologies, widely dispersed operations and distinct corporate cultures. In addition, the product lines or technologies of future acquisitions may need to be altered or redesigned in order to be made compatible with our software products or the software architecture of our customers. These integration efforts may not succeed or may distract our management from operating our existing business. Our failure to successfully manage future acquisitions could seriously harm our operating results. In addition, our stockholders would be diluted if we finance acquisitions by incurring convertible debt or issuing equity securities.

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE ACQUIRED COMPANIES INTO OUR BUSINESS OR ACHIEVE THE EXPECTED BENEFITS OF THOSE ACQUISITIONS

         Our acquisition of SourceSuite and our pending acquisition of MoreCom, will require integrating our business with theirs, including integrating product lines, technologies, widely dispersed operations and distinct corporate cultures. We may not be able to successfully assimilate the personnel, operations and customers of SourceSuite or MoreCom into our business. Additionally, we may fail to achieve the anticipated synergies from the acquisition of SourceSuite and the pending acquisition of MoreCom, including product development and other operational synergies. The integration process may further strain our existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. In addition, we are not experienced in managing significant facilities or operations in geographically distant areas. We may not be able to retain various individuals who provide services to SourceSuite or MoreCom that we intend to hire in connection with these acquisitions. Our failure to successfully manage the SourceSuite acquisition and the pending MoreCom acquisition could seriously harm our operating results. In addition, the 1,772,000 shares of our common stock issued in connection with the closing of the SourceSuite acquisition resulted in dilution to existing stockholders. Similarly, the future issuance of up to 8,030,059 shares of our common stock in connection with the pending closing of the MoreCom acquisition will result in dilution to existing stockholders.

WE MAY INCUR NET LOSSES OR INCREASED NET LOSSES IF WE ARE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE RELATED TO THE ISSUANCE OF WARRANTS

         In April and May 1999, the Company entered into agreements with several network operators that require Liberate to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock if those network operators satisfy commercial milestones. In the event the milestones are met, we will be required to record a significant non-cash accounting expense over the estimated economic life of the arrangements with the network operators, which would be equal to the value of the warrants at the time the milestones are satisfied. If we are required to record non-cash accounting expenses related to these warrants, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price. As of February 29, 2000, warrants to purchase 1,303,330 shares of common stock at a range of $4.80 to $6.90 per share have been issued, net of warrants exercised and expired, under the terms of these agreements. Of these warrants, 983,330 warrants were fully vested. The remaining warrants continue to vest through May 31, 2003 as these network operators satisfy certain commercial milestones. The value of these warrants on the balance sheet as of February 29, 2000 was $94.2 million, net of amortization. Amortization for the first nine months of fiscal 2000 was $5.1 million.

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

         Since our inception, cash used in our operations has substantially exceeded cash received from our operations, and we expect this trend to continue for the foreseeable future. We expect that the net proceeds from this offering and our initial public offering will be sufficient to meet our working capital and capital expenditure needs for at least the 12 months following this offering. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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


Item 3. Quantitative and Qualitative Disclosure about Market Risk

INTEREST RATE RISK

         As of February 29, 2000, our investments consisted of $201.2 million of short-term money market securities and $223.3 million of debt securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% prior to maturity, from levels as of February 29, 2000, the decline of the fair value of the portfolio would not be material.

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

Part II. Other Information

Item 1. Legal proceedings

         In December 1998, a former employee of Liberate filed an action in the California Superior Court for the County of San Mateo against us for, among other things, unpaid commissions of approximately $1.5 million, constructive employment termination, intentional misrepresentation and negligent misrepresentation. In October 1999, the plaintiff amended his complaint against us, adding claims for damages for failure to pay wages under the California Labor Code and common law retaliation, and sought to impose a constructive trust on the allegedly withheld commissions and any enhancement in value of that money. In December 1999, we filed a motion for summary judgment/summary adjudication to dismiss all of the claims brought by the plaintiff. In January 2000, the Court dismissed eight of the ten claims brought against us leaving only the claims of intentional and negligent misrepresentation for trial. In February 2000, we settled this matter, obtaining the complete dismissal of all claims against Liberate in exchange for the payment of a nominal amount of cash and the issuance of a nominal number of shares of Liberate's common stock.

         As part of our acquisition of the VirtualModem software product and related assets and technology of SourceSuite described in Note 7 of Notes to Condensed Consolidated Financial Statements, we acquired certain patents that were the subject of a patent infringement lawsuit brought by Interactive Channel Technologies, Inc. and SMI Holdings, Inc., affiliated companies of SourceSuite LLC, against Worldgate Communications, Inc. in May 1998. The patent infringement claims have been assigned to us as a result of our merger with SourceSuite. In June 1998, Worldgate filed a counterclaim against the plaintiffs and Source Media, Inc., alleging among others violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. The case is still in the discovery stage. We believe that the patent infringement claims against Worldgate are valid and intend to continue vigorously prosecuting this action. In addition, we have agreed to defend Interactive Channel, SMI Holdings and Source Media against the cross-complaint brought by Worldgate.

Item 2. Changes in Securities and Use of Proceeds

(c) Changes in Securities.

         On March 3, 2000, we issued 1,772,000 shares of common stock to Source Media and Insight Interactive to complete the acquisition of the interactive TV software product known as VirtualModem and related assets owned by SourceSuite LLC, a joint venture of Source Media and Insight Interactive. The issuance of these shares were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 3(a)(10) of the Securities Act of 1933, as amended.

         During the nine months ended February 29, 2000, and prior to the closing of our initial public offering, we granted options to purchase 1,740,040 shares of common stock to employees, external consultants and other service providers of Liberate under our 1996 Stock Plan. During the nine months ended February 29, 2000, we granted 1,380,430 options to purchase shares of common stock to employees, external consultants or other service providers of Liberate under our 1999 Equity Incentive Plan. The issuances described in this paragraph were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated under such Act.

         During the nine months ended February 29, 2000, employees, external consultants and other service providers of Liberate exercised options for 1,997,201 shares of common stock under all plans (including preferred shares that converted to common upon the initial public offering). The issuances described in this paragraph were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated under such Act.

         On December 21, 1999, we announced a two-for-one stock split in the form of a special stock dividend, effective after January 14, 2000. The stock split increased the number of shares of our common stock outstanding to 83,975,388 shares.

(d) Use of Proceeds.

         On February 17, 2000 we completed a secondary stock offering in which we sold 2,890,000 shares of common stock at $108 per share. The total aggregate proceeds from this transactions was $312.1 million. Underwriters' discounts and other related costs were $14.9 million resulting in net proceeds of $297.2 million. On August 2, 1999, we completed the initial public offering, in which we sold 12,500,000 shares of common stock at $8 per share. Additionally, we sold 902,100 shares of common stock at $8 per share in connection with the exercise of the underwriters' overallotment. The total aggregate proceeds from these transactions were $107.2 million. Underwriters' discounts and other related costs were $9.2 million resulting in net proceeds of $98.0 million. The net proceeds were predominately held in cash, cash equivalents and short-term investments at February 29, 2000. Immediately following the closing of the offering, we also sold 1,627,604 shares of common stock in a private placement to Lucent Technologies for an aggregate of $12.1 million, net of underwriters' discounts. The net proceeds will be used and have been applied to working capital and were predominantly held in cash, cash equivalents, short-term investments at February 29, 2000.

Item 3. Defaults in Securities

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT
   NO.     EXHIBIT

  10.40 Sublease Agreement for One Circle Star Way office space, dated December 22, 1999 between Liberate and ThirdVoice, Inc.

  10.41 Sublease Agreement for One Circle Star Way office space, dated February 17, 2000 between Liberate and Charitableway.com.

  10.42 Amendment to Employment Agreement between Liberate and Coleman Sisson, dated February 28, 2000.

  27.1     Financial Data Schedule.

(b) Reports on Form 8-K

         1.) On March 16, 2000, Liberate filed a report on Form 8-K relating to the acquisition of the VirtualModem software product and related assets and technology of SourceSuite LLC, a joint venture owned by Source Media, Inc. and Insight Interactive, LLC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                    Liberate Technologies


Date: April 13, 2000 by:              /s/ Nancy J. Hilker
                                    ----------------------

                                    Nancy J. Hilker,
                                    Vice President and
                                    Chief Financial Officer
                                    (duly authorized officer and
                                    principal financial officer)