Form 10-K
period 2000-05-31
LIBERATE TECHNOLOGIES
filed 2000-08-25
CIK 1085776

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

               ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

        ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-26565

                             LIBERATE TECHNOLOGIES

             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                   94-3245315
     (State or Other Jurisdiction of            (I.R.S. Employer Incorporation or
             Incorporation)                               Organization
                                                       Identification No.)

2 CIRCLE STAR WAY, SAN CARLOS, CALIFORNIA                  94070-6200
(Address of Principal Executive Offices)                   (Zip Code)

                                 (650) 701-4000
               Registrant's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $2,354,751,000 based on the last reported sale price of the Company's common stock on the Nasdaq National Market System on July 31, 2000. There were 102,659,427 shares of common stock outstanding as of July 31, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on October 24, 2000 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LIBERATE TECHNOLOGIES

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED MAY 31, 2000

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
  Item 1.    Business....................................................    3
  Item 2.    Properties..................................................   19
  Item 3.    Legal Proceedings...........................................   20
  Item 4.    Submission of Matters to a Vote of Security Holders.........   20

PART II
  Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................   21
  Item 6.    Selected Financial Data.....................................   22
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and
             Results of Operations.......................................   24
  Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk........................................................   37
  Item 8.    Financial Statements and Supplementary Data.................   38
  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and
             Financial Disclosure........................................   38

PART III
  Item 10.   Directors and Executive Officers of the Registrant..........   39
  Item 11.   Executive Compensation......................................   40
  Item 12.   Stock Ownership of Certain Beneficial Owners and
             Management..................................................   40
  Item 13.   Certain Relationships and Related Transactions..............   40

PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   41

Signatures...............................................................   45

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...............................  F-1

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the statements in the Annual Report on Form 10-K, constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include those listed under Part I "Business--Risk Factors."

    Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Part I "Business--Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statement.

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results.

PART I

ITEM 1. BUSINESS

OVERVIEW

    Liberate, incorporated in Delaware in April 1996, is a leading provider of a comprehensive software platform for delivering content, services and applications to a broad range of information appliances. Information appliances, which include television set-top boxes, game consoles and personal digital assistants, are devices that are enhanced by Internet capability. Network operators, such as telecommunications companies, cable and satellite television operators and Internet service providers, or ISPs, can use our server software to deliver Internet-enhanced services to numerous information appliances and millions of consumers. Information appliance manufacturers can use our client software to Internet-enable their products. Our open platform also provides a uniform environment for developers to enhance existing content and create new Internet applications and services for delivery on multiple platforms. Our software platform is designed to enable network operators to provide consumers with universal access to these Internet-enhanced applications and services. To extend the functionality of our software platform, we have also developed strategic alliances with leading technology vendors such as Cisco Systems, Inktomi, Netscape, Oracle, Sun Microsystems, Scientific-Atlanta and General Instrument (recently acquired by Motorola). We also have established commercial relationships with numerous large network operators, such as America Online, Cable & Wireless Communications (portions of which were recently acquired by NTL), Comcast, Cox Communications, Insight Communications, NTL, Shaw Communications and US WEST.

PRODUCTS AND TECHNOLOGY

    Our information appliance software platform includes a full range of client and server products, tools and applications. We offer network operators a suite of server solutions tailored to the cable, satellite, telecommunications and ISP markets. We deliver client products targeted for the needs of information appliance manufacturers with a current focus on television-related devices. Our tools and pre-configured applications allow network operators and information appliance manufacturers to offer a fully customizable client and server platform.

    Our client and server software platform incorporates proprietary technology that we have developed to address the needs of network operators and information appliance manufacturers, including the following technologies:

    - EXPERTISE IN DIGITAL TELEVISION AND INTERNET TECHNOLOGY. We have spent over three years developing fundamental expertise in working with Internet browser and server software. This enables us to easily modify and enhance our client software with critical third-party technologies such as Java and Real Audio while maintaining compatibility with Internet standards. We have also developed a wealth of expertise in the deployment of interactive applications and services over various digital television network architectures. We are also pioneering the development of key industry standards in the Americas and in Europe.

    - OPTIMIZED CLIENT TECHNOLOGY. In just 700Kb of memory, we offer one of the smallest, most efficient client engines available with HTML and JavaScript capabilities, which allows it to be used in a wide variety of information appliances. Additionally, we offer client engines as small as 300Kb that utilize Internet-based server engines to support low-end set-top boxes such as the Motorola DCT-2000. In addition, we have developed a proprietary display technology called IQView, which optimizes Internet content for delivery on virtually any display device without specialized graphics hardware.

    - PORTABLE CLIENT ARCHITECTURE. We have developed our client software with the flexibility to operate on a wide variety of information appliances. Our client software currently supports processors from, among others, STMicrotechnology, Motorola, ARM, Hitachi, IBM, Intel, National Semiconductor, MIPS and Sun Microsystems, and runs on multiple operating systems, including Microsoft Windows CE, PowerTV, VxWorks and Linux.

    - RELIABLE SERVER ARCHITECTURE. We have based our server software on open Internet standards and subsequently enjoy a scalable, secure and expandable platform. In addition, we have pre-integrated our server technology with industry leading server solutions to make integration with our network operator customers faster and easier.

    The following table provides a list of our principal products and a brief description of the features and benefits to our customers of each.

-------------------------------

       SELECTED PRODUCTS                   SELECTED FEATURES                       SELECTED BENEFITS
---------------------------------------------------------------------------------------------------------------
                                           LIBERATE SERVER PRODUCTS

LIBERATE CONNECT-TM-             Subscriber and application management  Network operators can control subscriber access to applications and
                                                                        services and can access subscriber data
                                                                        for efficient customer support

                                 Internet standard security             Network operators can offer subscribers
                                                                        and external e-commerce providers
                                                                        highly secure transactions

                                 Open standards integration interfaces  Network operators can seamlessly integrate our servers with existing
                                                                        subscriber management, database and
                                                                        billing systems

                                 Device management tools                Network operators can distribute
                                                                        software updates automatically and
                                                                        efficiently to all network devices and
                                                                        restore services rapidly in case of
                                                                        client or network failure

                                 Highly scalable architecture           Network operators can scale networks to
                                                                        support millions of subscribers by
                                                                        simply installing more servers on the
                                                                        system

LIBERATE MEDIACAST-TM-           Content and application broadcasting   Network operators can utilize existing
                                                                        network infrastructure to broadcast
                                                                        Internet content and interactive
                                                                        applications

                                 Multiple transport stream capability   Network operators can more fully
                                                                        utilize infrastructure assets by
                                                                        transmitting data over different
                                                                        networks

LIBERATE TRANSCODER-TM-          Reduced processing and memory load     Network operators can deliver rich
                                                                        Internet content and applications to a
                                                                        broad range of information appliances

                                 Internet content error checking        Network operators can ensure accurate
                                                                        rendering of HTML, image and audio
                                                                        content

LIBERATE DATAPOINT-TM-           Storage of consumer and set-top box    Network operators can store their
                                 related information                    users' service and applications
                                                                        preferences on the headend, as well as
                                                                        key technical data on their users'
                                                                        set-top boxes

                                 Reliance on proven, scalable database  Liberate Datapoint is ported on the
                                                                        Oracle 8i database, ensuring
                                                                        scalability and reliability of the
                                                                        architecture in volume deployments

LIBERATE COMMAND-TM-             Server and applications management     Network operators can manage and
                                 through Internet browser-based         monitor all our server systems and
                                 interface                              applications throughout their network
                                                                        from any Internet connected workstation

-------------------------------

       SELECTED PRODUCTS                   SELECTED FEATURES                       SELECTED BENEFITS
---------------------------------------------------------------------------------------------------------------
                                             LIBERATE APPLICATIONS

LIBERATE TV INFO-TM-             XML-based architecture receives,       Network operators can combine and
                                 integrates and exports multiple TV     deliver TV program data and Internet
                                 and Internet data sources to multiple  data to various applications, including
                                 clients and applications               interactive program guides, channel
                                                                        bars and pay-per-view applications

LIBERATE TV MAIL-TM-             TV-based e-mail application            Network operators can offer customized
                                                                        e-mail services using existing
                                                                        infrastructure

                                 Picture and video e-mail               Network operators are able to offer
                                                                        rich multimedia content which enhances
                                                                        the e-mail experience

LIBERATE TV CHAT-TM-             Online discussion application          Network operators can promote
                                 integrated with TV programming         subscriber communities by supplementing
                                                                        existing TV programming with
                                                                        interactive online discussion
                                                                        capabilities
---------------------------------------------------------------------------------------------------------------
                                           LIBERATE CLIENT PRODUCTS

LIBERATE TV                      Small memory requirement, 700Kb        Information appliance manufacturers can
  NAVIGATOR-TM--CABLE, STANDARD                                         reduce costs by reducing memory and
  PROFILE                                                               processing component costs, and
                                                                        software runs on memory-constrained
                                                                        devices, including digital set-top
                                                                        boxes

                                 Integrated video and data path         Network operators can use existing high
                                                                        bandwidth video delivery systems to
                                                                        deliver Internet-based interactive
                                                                        television content and applications,
                                                                        such as TV-based browsers and e-mail

                                 HTML and JavaScript support            Network operators can deliver Internet
                                                                        standards-based applications, content
                                                                        and services to their customer base

                                 Highly portable                        Information appliance manufacturers can
                                                                        easily add our software platform to a
                                                                        variety of existing and next-generation
                                                                        information appliances

                                 Customizable user interface            Network operators and information
                                                                        appliance manufacturers can brand and
                                                                        control the user interface associated
                                                                        with the service and of applications
                                                                        offered

LIBERATE TV                      Small memory requirements, starting    Network operators can deliver
  NAVIGATOR-TM--CABLE, COMPACT   at 300Kb, capability to run with less  interactive services to set-top boxes
  PROFILE                        than 10 MIPS of CPU performance        that have memory and processor
                                                                        constraints

                                 Support of MPEG I-Frames               Network operators can maximize
                                                                        bandwidth to the box with existing
                                                                        network infrastructure

                                 Headend based HTML to MPEG I-Frames    Information appliance manufacturers and
                                 transcoding                            network operators can use existing
                                                                        content development tools to build
                                                                        interactive applications

LIBERATE TV                      Support of more client focused         Network operators can deliver services
  NAVIGATOR-TM--TELCO, STANDARD  architectures where the network        through telecommunications networks
  PROFILE                        bandwidth is limited, such as          using phone lines as a two-way path
                                 narrowband fixed line ISP services

                                 Support of Input Method Engine and     Network operators can deliver services
                                 double byte characters                 to a number of international markets
                                                                        including the Japanese and Chinese
                                                                        markets

-------------------------------

       SELECTED PRODUCTS                   SELECTED FEATURES                       SELECTED BENEFITS
---------------------------------------------------------------------------------------------------------------
                                                LIBERATE TOOLS

LIBERATE TV PRODUCER-TM-         Tools and tutorials for creating       Developers can rapidly create Internet
                                 applications                           content and applications targeted to a
                                                                        television audience

LIBERATE TV EMULATOR-TM-         Real-time client emulator running on   Developers can inexpensively design and
                                 the Windows platform                   test their application without a full
                                                                        broadcast enabled environment

                                 Suite of integrated debugging tools    Developers can debug JavaScript and
                                                                        HTML-based code in an easy to use
                                                                        development environment

LIBERATE TV CUSTOMIZER-TM-       Tool for modifying the look and feel   Developers can create a customized look
                                 of the user interface and              and brand for a network operator
                                 applications                           service which is consistent across the
                                                                        entire service

LIBERATE TV PORTER-TM-           A tool set for porting the Liberate    Semiconductor companies and hardware
                                 TV Navigator client to new or          manufacturers can develop and deliver
                                 existing set-top boxes                 drivers compliant with the Liberate
                                                                        Porting API

                                 Sample drivers developed in the        Second source porting programs benefit
                                 course of a porting project            network operators by enabling a wide
                                                                        choice of our enabled set-top boxes
                                                                        that result in lower hardware costs and
                                                                        accelerate volume deployments

LIBERATE TV EXTENDER-TM-         A set of extension APIs for Liberate   Along with our partners, network
                                 TV Navigator to add functionality      operators and technology partners, we
                                 beyond the core platform               can plug in specific software modules
                                                                        to address applications such as Video
                                                                        On Demand and Conditional Access
                                                                        interfaces

                                                                        Generic extension interfaces make our
                                                                        solution open, maximizing network
                                                                        operators' freedom to choose their
                                                                        technology vendors

SERVICES

    We provide a comprehensive set of consulting, engineering, training and maintenance services to our customers. The deployment by network operators of Internet standards-based services and the development by information appliance manufacturers of new products require a high level of customer service and support. We believe that our consulting and engineering services organizations are critical to the successful sale and deployment of our products. We typically charge customers on a time and materials basis for our services.

    CONSULTING AND ENGINEERING SERVICES. As of May 31, 2000, our consulting and engineering services groups consisted of 65 full-time employees. These organizations provide project management support, which includes service implementation guidance, product customization and product configuration support. These organizations also provide project management and engineering assistance to information appliance manufacturers, as well as assistance with custom application development. To help ensure seamless product deployments, these organizations may work closely, often onsite, with network operators to integrate and install our software.

    MAINTENANCE AND TRAINING. As of May 31, 2000, our customer service, support and training organizations consisted of 25 full-time employees that provide worldwide support and services. Outside of the United States, we have worked with Oracle to augment our service capability. We run a technical training program for our worldwide customers and developers. Curriculum and training classes are available for most of our products.

SALES AND MARKETING

    We sell products primarily through our direct sales force. Indirect resellers are utilized in certain developing markets such as Latin America and Australia. We intend to increase the number of indirect distribution partners. Our sales force, which consisted of 33 individuals as of May 31, 2000, is organized into teams consisting of sales representatives and systems engineers. As of May 31, 2000, direct sales professionals were located in North America, Europe and Asia/Pacific. We use our direct sales force to target the customers that we believe provide the highest potential for service deployment and revenues.

    More specifically, we sell our server products either directly to network operators or to system integrators who then resell to network operators. We sell our client products to both information appliance manufacturers and network operators. Information appliances containing our software platform are distributed by the manufacturer to the end user either through a retail channel or through network operators.

    To complement the direct sales and distribution efforts, we utilize an integrated marketing approach focused on identifying customer needs, defining products and stimulating demand. We participate in tradeshows worldwide, arrange speaking engagements for key personnel, sponsor conferences and run a program for developers. An internal creative production group supports the marketing effort by helping to define the next generation of interfaces for our products. Actual consumer and usage feedback based on our current deployments is used to provide feedback for the development of future products or enhancement of current products.

    During fiscal year 2000, we launched our PopTV-TM- Program, which is a developer and technology partner program designed to help bring complete interactive TV offerings to market sooner by providing end-to-end solutions.

CUSTOMERS

    As of May 31, 2000, we have achieved over 30 network operator design wins, and information appliance manufacturers have shipped over 500,000 units, including units from previous product lines, that incorporate our software. Our software, depending on the version, is either localized or in the process of being localized for a number of international markets and languages, including Chinese and Japanese.

COMPETITION

    Competition in the information appliance software market is intense. Our principal competitors on the client software side include Microsoft, OpenTV (which recently acquired another former competitor, Spyglass), Canal+ Technologies and PowerTV. On the server side, our primary competitor is Microsoft. We also expect additional competition from other established and emerging companies. We expect competition to persist and intensify as the information appliance market develops and competitors focus on additional product and service offerings. We believe that the principal competitive factors in our industry are the quality and breadth of product and service offerings, the ease and speed with which a product can be integrated into network operators' existing internal systems and deployed to network operators' customers, the efficiency with which our software platform operates with numerous information appliances, the adequacy of financial resources, the competitiveness of product pricing, the length of time-to-market and the effectiveness of sales and marketing efforts. We believe that we presently compete favorably with our competitors in these areas. However, the market for information appliances is evolving, and we cannot be certain that we will compete successfully in the future. See "Risk Factors--Competition From Bigger, Better Capitalized Competitors Could Result In Price Reductions, Reduced Gross Margins And Loss Of Market Share."

PROPRIETARY RIGHTS

    We seek to protect our proprietary rights and our other intellectual property through a combination of copyrights, trademarks, patents and trade secret protection, as well as through contractual protections such as proprietary information agreements and nondisclosure agreements. However, we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. See "Risk Factors--Our Limited Ability To Protect Our Intellectual Property And Proprietary Rights May Harm Our Competitiveness."

EMPLOYEES

    As of May 31, 2000, we had 414 employees, including 225 in engineering, 61 in sales and marketing, 90 in services and 38 in administration. None of our employees is represented by a collective bargaining agreement. We have never experienced a work stoppage, and we consider our relations with our employees to be good.

    Our future operating results depend in significant part on the continued service of our key technical, sales and senior management personnel, none of whom, except Mitchell E. Kertzman, Coleman Sisson and Philip A. Vachon, are party to an employment agreement. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel. Competition for these personnel is intense, and we may not be able to retain the key members of our technical, sales and senior management staff or attract these personnel in the future. We have experienced difficulty in recruiting qualified technical, sales and senior management personnel, and we expect to experience these difficulties in the future. If we are unable to hire and retain qualified personnel in the future, our business could be seriously harmed.

RISK FACTORS

    IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING OUR COMPANY AND OUR BUSINESS BECAUSE SUCH FACTORS CURRENTLY MAY HAVE A

SIGNIFICANT IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION. AS A RESULT OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS
FORM 10-K, AND THE RISKS DISCUSSED IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY THAT MAKES AN EVALUATION OF OUR BUSINESS
  DIFFICULT

    We were incorporated in April 1996 and began shipping our initial products to customers in the last quarter of fiscal 1997. Our limited operating history makes evaluation of our business and prospects difficult. Companies in an early stage of development frequently encounter heightened risks and unexpected expenses and difficulties. For us, these risks include:

    - The limited number of network operators who have deployed products and services incorporating our technology

    - The limited number of information appliance manufacturers who have incorporated our technology into their products

    - Delays in deployment of high speed networks and Internet-enhanced services and applications by our network operator customers

    - Our unproven long-term business model, which depends on generating the majority of our revenues from royalty fees paid by network operators and information appliance manufacturers

These risks, expenses and difficulties apply particularly to us because our market, the information appliance software market, is new and rapidly evolving.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

    We incurred net losses of approximately $3.3 million in fiscal 1996, $19.0 million in fiscal 1997, $94.4 million in fiscal 1998, $33.1 million in fiscal 1999 and $80.8 million in fiscal 2000. Our net losses of $94.4 million in fiscal 1998 included a $58.1 million charge for the Navio acquisition related to acquired in-process research and development. Our net losses of $80.8 million in fiscal 2000 included a $1.9 million charge for the SourceSuite acquisition related to acquired in-process research and development, amortization of purchased intangibles of $22.1 million and warrant amortization of $10.8 million. As of May 31, 2000, we had an accumulated deficit of approximately $230.5 million. In addition, subsequent to our fiscal year end, we completed the MoreCom acquisition resulting in a charge of $22.4 million related to acquired in-process research and development and capitalization of up to $520.2 million of purchased intangibles, which will be amortized over three years.

    Since our inception, we have not had a profitable quarter and may never achieve or sustain profitability. Although our revenues increased for each of the last three fiscal years, we may not be able to sustain our historical revenue growth rates. We also expect to continue to incur increasing cost of revenues, research and development, sales and marketing and general and administrative expenses. If we are to achieve profitability given our planned expenditure levels, we will need to generate and sustain substantially increased license and royalty revenues; however, we are unlikely to be able to do so for the foreseeable future. As a result, we expect to incur significant and increasing losses and negative cash flows for the foreseeable future. In addition, from the beginning of fiscal 1997 through May 31, 2000, approximately 64% of our revenues have been derived from services provided by us and not from license and royalty fees paid by network operators and information appliance manufacturers in conjunction with the deployment of products and services incorporating our software products. If we are unable to derive a greater proportion of our revenues from these license and royalty fees, our losses will likely continue indefinitely.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

    Our quarterly operating results have varied in the past and are likely to vary significantly from quarter to quarter. As a result, we believe that period to period comparisons of our operating results are not a good indication of our future performance. Moreover, we expect to derive substantially all of our revenues for the near term from license fees and related consulting and support services. Over the longer term, to the extent deployments increase, we expect to derive an increasing portion of our revenues from royalties paid by network operators and information appliance manufacturers. If deployments do not increase or this transition otherwise does not occur, we are unlikely to be able to generate or sustain substantially increased revenue, and our operating results will be seriously harmed.

    In the short term, we expect our quarterly revenues to be significantly dependent on a small number of relatively large orders for our products and services, which generally have a long sales cycle. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. In some cases, we recognize revenues from services on a percentage of completion basis. Our ability to recognize these revenues may be delayed if we are unable to meet service milestones on a timely basis. Moreover, because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in losses for the quarter.

    Although we have limited historical financial data, in the past we have experienced seasonality in our quarter ending August 31. These seasonal trends may continue to affect our quarter to quarter revenues.

THE MARKET FOR INFORMATION APPLIANCES IS NEW AND MAY NOT DEVELOP AS WE
  ANTICIPATE

    Because the information appliance market is emerging, the potential size of this new market opportunity and the timing of its development are uncertain. As a result, our profit potential is unproven. We are dependent upon the commercialization and broad acceptance by consumers and businesses of a wide variety of information appliances including, among others, television set-top boxes, game consoles, smart phones and personal digital assistants. Initial commercialization efforts in this industry have been primarily focused on television set-top boxes. Broad acceptance of all information appliances, particularly television set-top boxes, will depend on many factors. These factors include:

    - The willingness of large numbers of consumers to use devices other than personal computers to access the Internet

    - The development of content and applications for information appliances

    - The emergence of industry standards that facilitate the distribution of content over the Internet to these devices

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

    Moreover, because the large scale deployment of products and services incorporating our technology by network operators is complex, time consuming and expensive, each deployment of these products and services requires our expertise to tailor our technology to the customer's particular product offering. This process requires a lengthy and significant commitment of resources by our customers and us. This commitment of resources may slow deployment, which could, in turn, delay market acceptance of these products and services. Unless network operators introduce, market and promote products and services incorporating our technology in a successful and timely manner, our software platform will not achieve widespread acceptance, information appliance manufacturers will not use our software in their products and our revenues will not grow as fast as anticipated, if at all.

IF INFORMATION APPLIANCE MANUFACTURERS DO NOT MANUFACTURE PRODUCTS THAT INCORPORATE OR OPERATE WITH OUR TECHNOLOGY, OR IF THESE PRODUCTS DO NOT ACHIEVE ACCEPTANCE, WE MAY NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS

    We do not manufacture hardware components that incorporate our technology. Rather, we license software technology to information appliance manufacturers or work with them to ensure that our products operate together. Accordingly, our success will depend, in part, upon our ability to convince a number of information appliance manufacturers to manufacture products that incorporate or operate with our technology and the successful introduction and commercial acceptance of these products. Our efforts also significantly depend on network operators deploying services using our server software.

    While we have entered into a number of agreements with information appliance manufacturers, none of these manufacturers is contractually obligated to introduce or market information appliances incorporating our technology, nor is any of them contractually required to achieve any specific production schedule. Moreover, our agreements with information appliance manufacturers are not exclusive, so information appliance manufacturers with whom we have agreements may enter into similar license agreements with one or more of our competitors. Our failure to convince information appliance manufacturers to incorporate our software platform into their products or modify their products to operate with our software, or the failure of these products to achieve broad acceptance with consumers and businesses, will result in revenues that do not grow as fast as expected, if at all.

COMPETITION FROM BIGGER, BETTER CAPITALIZED COMPETITORS COULD RESULT IN PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE

    Competition in the information appliance software market is intense. Our principal competitors on the client software side include Microsoft, OpenTV (which recently acquired another former competitor, Spyglass), Canal+ Technologies and PowerTV. On the server side, our primary competitor is Microsoft. We expect additional competition from other established and emerging companies. We expect competition to persist and intensify as the information appliance market develops and competitors focus on additional product and service offerings. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues and loss of market share.

    Many of our existing and potential competitors, particularly Microsoft, have longer operating histories, a larger customer base, greater name recognition and significantly greater financial, technical, sales and marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential customers. Moreover, some of our competitors, particularly Microsoft, have significant financial resources, which have enabled them in the past and may enable them in the future to make large strategic investments in our current and potential customers. Such investments may enable competitors to strengthen existing relationships or quickly establish new relationships with our current or potential customers. For example, as a result of an investment in AT&T, Microsoft obtained a nonexclusive licensing agreement under which AT&T will purchase at least 7.5 million licenses of Microsoft software for television set-top boxes. Investments such as this may discourage our potential or current customers who receive these investments from deploying our information appliance software, regardless of their views of the relative merits of our products and services.

ORACLE'S OWNERSHIP OF OUR STOCK COULD LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER TRANSACTIONS SUBMITTED FOR A VOTE OF OUR STOCKHOLDERS

    Based on 102,659,427 shares outstanding on July 31, 2000, Oracle beneficially owned 35,374,843 shares, or approximately 34% of our outstanding common stock. In addition, Comcast, Cox and MediaOne--each a network operator and an investor in us--and Oracle have agreed to vote the shares of our common stock held by them to elect one representative designated by such network operators and one representative designated by Oracle to our Board of Directors. As of May 31, 2000, there were no designees of Oracle on our Board of Directors. Oracle, through its ownership of our capital stock, may exert significant influence over us, including; influence over matters that require stockholder approval, the election of directors, significant corporate transactions, such as acquisitions, and efforts to block an unsolicited tender offer. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over us at a premium above the then current market price of our common stock.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

    We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of customers. In fiscal 2000, our five largest customers accounted for approximately 51% of our revenues, with Cable & Wireless Communications accounting for 18% of our total revenues and Wind River Systems accounting for 15% of our total revenues. For fiscal 1999, our five largest customers accounted for approximately 54% of our total revenues, with Wind River Systems accounting for 23% of our total revenues and Cable & Wireless Communications accounting for 10% of our total revenues. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods, although the customers may vary from period to period. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or if a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly.

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

    International revenues accounted for approximately 53% of our total revenues for fiscal 2000, and approximately 51% for fiscal 1999. We anticipate that a significant portion of our revenues for the foreseeable future will be derived from sources outside the United States, especially as we increase our sales and marketing activities with respect to international licensing of our technology. Accordingly, our success will depend, in part, upon international economic conditions and upon our ability to manage international sales and marketing operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and increase our foreign direct and indirect sales forces. This expansion will require significant management attention and resources, which could divert attention from other aspects of our business. To the extent we are unable to expand our international operations in a timely manner, our growth in international sales, if any, will be limited.

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

WE MAY HAVE TO CEASE OR DELAY PRODUCT SHIPMENTS IF WE ARE UNABLE TO OBTAIN KEY TECHNOLOGY FROM THIRD PARTIES

    We rely on technology licensed from third parties, including applications that are integrated with internally developed software and used in our products. Most notably, we license certain Java and Jini technologies from Sun Microsystems, VxWorks real-time operating system from Wind River Systems, font technology from BitStream, multimedia architecture from RealNetworks and security from RSA. These third party technology licenses may not continue to be available to us on commercially reasonable terms, or at all, and we may not be able to obtain licenses for other existing or future technologies that we desire to integrate into our products. If we cannot maintain existing third party technology licenses or enter into licenses for other existing or future technologies needed for our products we would be required to cease or delay product shipments while we seek to develop alternative technologies.

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

    We expect that, like other software product developers, we will increasingly be subject to infringement claims as the number of products and competitors developing information appliance software grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or external consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. These prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. We cannot guarantee that:

    - An infringement claim will not be asserted against us in the future

    - The assertion of such a claim will not result in litigation

    - We would prevail in such litigation

    - We would be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms, or at all

    We currently do not have liability insurance to protect against the risk that licensed third party technology infringes the intellectual property of others. Any claims relating to our intellectual property, regardless of their merit, could seriously harm our ability to develop and market our products and manage our day to day operations because they could:

    - Be time consuming and costly to defend

    - Divert management's attention and resources

    - Cause product shipment delays

    - Require us to redesign our products

    - Require us to enter into royalty or licensing agreements

WE COULD SUFFER LOSSES AND NEGATIVE PUBLICITY IF OUR TECHNOLOGY CAUSES A FAILURE OF OUR NETWORK OPERATOR CUSTOMERS' SYSTEMS

    Our technology is integrated into the products and services of our network operator customers. Accordingly, a defect, error or performance problem with our technology could cause our customers' telecommunication, cable or satellite television or Internet service systems to fail for a period of time. Any such failure will cause severe customer service and public relations problems for our customers. As a result, any failure of our network operator customers' systems caused by our technology could result in:

    - Delayed or lost revenue due to adverse customer reaction

    - Negative publicity regarding us and our products and services

    - Claims for substantial damages against us, regardless of our responsibility for such failure

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

    The market for information appliance software is characterized by evolving industry standards, rapid technological change and frequent new product introductions and enhancements. Our technology enables network operators to deliver content and applications to information appliances over the Internet. Accordingly, our success will depend in large part upon our ability to adhere to and adapt our products to evolving Internet protocols and standards. Therefore, we will need to develop and introduce new products that meet changing customer requirements and emerging industry standards on a timely basis. In the past, we have experienced delays in completing the development and introduction of new software products. We may encounter such delays in the development and introduction of future products as well. In addition, we may:

    - Fail to design our current or future products to meet customer requirements

    - Fail to develop and market products and services that respond to technological changes or evolving industry standards in a timely or cost effective manner

    - Encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY HARM OUR COMPETITIVENESS

    Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology. We rely primarily on a combination of patents, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. While we have numerous patent applications pending, patents may not issue from these or any future applications. In addition, our existing and future patents may not survive a legal challenge to their validity or provide significant protection for us.

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

    This additional growth will place a significant strain on our limited personnel, financial and other resources. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to implement additional management information systems, to further develop our operating, administrative, financial and accounting systems and controls, to hire additional personnel, to develop additional levels of management within the corporation, to locate additional office space in the United States and internationally and to maintain close coordination among our research and development, sales and marketing, services and support and administrative organizations. Failure to accomplish any of these requirements would seriously harm our ability to deliver products in a timely fashion, fulfill existing customer commitments and attract and retain new customers.

THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD HARM OUR COMPETITIVENESS

    We believe that our success will depend on the continued employment of our senior management team and key technical personnel, none of whom, except Mitchell E. Kertzman, our President and Chief Executive Officer, Coleman Sisson, our Chief Operating Officer, and Philip A. Vachon, our Senior Vice President of Worldwide Sales, has an employment agreement with us. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be very difficult to replace and our ability to manage day to day operations, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues, would be seriously harmed.

OUR PLANNED EXPANSION OF OUR INDIRECT DISTRIBUTION CHANNELS WILL BE EXPENSIVE AND MAY NOT SUCCEED

    To date, we have sold our products and services principally through our direct sales force. In the future, we intend to expand the number and reach of our indirect channel partners, primarily overseas, through distribution agreements. The development of these indirect channels will require the investment of significant company resources, which could seriously harm our business if our efforts do not generate significant revenues. Moreover, we may not be able to attract indirect channel partners that will be able to effectively market our products and services. The failure to recruit indirect channel partners that are able to successfully market our products and services could seriously hinder the growth of our business.

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

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE ACQUISITIONS INTO OUR BUSINESS OR ACHIEVE THE EXPECTED BENEFITS OF THE ACQUISITIONS

    Our acquisitions of SourceSuite and MoreCom will require integrating our business with their businesses, including integrating product lines, technologies, widely-dispersed operations and distinct corporate cultures. We may not be able to successfully assimilate the personnel, operations and customers of these acquired companies into our business. Additionally, we may fail to achieve the anticipated synergies from these acquisitions, including product development and other operational synergies. The integration process may further strain our existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. In addition, we are not experienced in managing significant facilities or operations in geographically distant areas. We may not be able to retain various individuals who provide services to these acquired companies that we intend to hire in connection with these acquisitions. Our failure to successfully manage these acquisitions could seriously harm our operating results.

WE MAY INCUR NET LOSSES OR INCREASED NET LOSSES WHEN WE ARE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE RELATED TO THE ISSUANCE OF WARRANTS

    In fiscal year 1999, we entered into letter agreements with several network operators whereby we agreed to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock which are exercisable if those network operators satisfy certain milestones. The value of the warrants is estimated using the Black-Scholes model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to the establishment of a performance commitment. The value of the warrants is recorded primarily as a noncurrent asset on the accompanying consolidated balance sheets and will be amortized over the estimated economic life of the arrangements with the network operators.

    As of May 31, 2000, warrants to purchase up to 2,336,660 shares of our common stock were earned by these network operators. The fair market value of these warrants at the time they were earned was $117.2 million. As of May 31, 2000, accumulated amortization for the warrants was $10.8 million.

    If the remaining warrants are earned, we will be required to record significant non-cash accounting expenses related to these warrants. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price.

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

INCREASING GOVERNMENT REGULATION COULD CAUSE DEMAND FOR OUR PRODUCTS AND SERVICES TO DECLINE SIGNIFICANTLY

    We are subject not only to regulations applicable to businesses generally, but also laws and regulations directly applicable to the Internet. Although there are currently few such laws and regulations, state, federal and foreign governments may adopt a number of these laws and regulations governing any of the following issues:

    - User privacy

    - Copyrights

    - Consumer protection

    - Taxation of e-commerce

    - The online distribution of specific material or content

    - The characteristics and quality of online products and services

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

    Since our inception, cash used in our operations has substantially exceeded cash received from our operations, and we expect this trend to continue for the foreseeable future. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

    - Develop or enhance our products and services

    - Acquire complementary technologies, products or businesses

    - Open new offices, in the United States or internationally

    - Hire, train and retain employees

    - Respond to competitive pressures or unanticipated requirements

PROVISIONS OF OUR CORPORATE DOCUMENTS AND DELAWARE LAW COULD DETER TAKEOVERS AND PREVENT YOU FROM RECEIVING A PREMIUM FOR YOUR SHARES

    Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include:

    - Authorizing the issuance of "blank check" preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt

    - Requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws

    - Limitations on who may call special meetings of stockholders

    - Prohibiting stockholder action by written consent, which requires all actions to be taken at a meeting of the stockholders

    - Establishing advance notice requirements for nominations of candidates for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings

    In addition, Section 203 of the Delaware General Corporation Law and provisions in our stock incentive plans may discourage, delay or prevent a change in control of our company.

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

OUR STOCK PRICE COULD DECLINE BY SHARES BECOMING AVAILABLE FOR SALE IN THE
FUTURE

    Shares of our common stock that are restricted, either by law or otherwise, will become available for resale in the future. This includes the eligibility for sale of 3,963,780 shares on July 19, 2001, pursuant to Rule 144, upon the satisfaction of the Rule 144 holding period. These resales could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

ITEM 2. PROPERTIES

    We lease approximately 181,000 square feet of office space for our headquarters in San Carlos, California, approximately 17,000 square feet of office space in London, Ontario, Canada, and approximately 5,000 square feet of office space in Salt Lake City, Utah. In addition, we lease approximately 1,100 square feet in London, United Kingdom and office suites in both Bellevue, Washington and Tokyo, Japan, primarily for sales offices. The acquisition of MoreCom on June 22, 2000 added approximately 16,000 square feet of additional leased office space in Horsham, Pennsylvania.

    We sublease approximately 79,000 square feet of our headquarters office space to third parties, approximately 26,000 square feet of which was subleased subsequent to our fiscal year end. In addition, we lease approximately 45,000 square feet in Sunnyvale, California, which is subleased from us by a third party.

    Subsequent to our fiscal year end, we committed to a lease in London, United Kingdom, for approximately 17,000 square feet. The lease is expected to be effective October 2000 and is coincident with termination of our current London, United Kingdom facility lease. We also entered into an additional facility lease for approximately 10,000 square feet in Salt Lake City, Utah. Upon commencement of this lease in October 2000, we intend to sublease our current 5,000 square foot facility.

ITEM 3. LEGAL PROCEEDINGS

    In December 1998, a former employee of ours filed an action in the California Superior Court for the County of San Mateo against us for, among other things, unpaid commissions of approximately $1.5 million, constructive employment termination, intentional misrepresentation and negligent misrepresentation. In October 1999, the plaintiff amended his complaint against us, adding claims for damages for failure to pay wages under the California Labor Code and common law retaliation, and sought to impose a constructive trust on the allegedly withheld commissions and any enhancement in value of that money. In December 1999, we filed a motion for summary judgment/summary adjudication to dismiss all of the claims brought by the plaintiff. In
January 2000, the Court dismissed eight of the ten claims brought against us leaving only the claims of intentional and negligent misrepresentation for trial. In February 2000, we settled this matter, obtaining the complete dismissal of all claims against us in exchange for the payment of a nominal amount of cash and the issuance of a nominal number of shares of our common stock.

    As part of our acquisition of the Virtual Modem software product and related assets and technology of SourceSuite described in Notes 4 and 6 to Consolidated Financial Statements, we acquired certain patents that were the subject of a patent infringement lawsuit. This lawsuit was initially brought by Interactive Channel Technologies and SMI Holdings, affiliated companies of SourceSuite, against Worldgate Communications in May 1998. The patent infringement claims have been assigned to us as a result of the merger with SourceSuite. In
June 1998, Worldgate filed a counterclaim against the plaintiffs and Source Media, a shareholder of SourceSuite, alleging among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. The case is still in the discovery stage. Briefing on the patent claim construction issues has commenced, and a hearing on such claims has been scheduled for September 25, 2000. We believe that the patent infringement claims against Worldgate are valid and intend to continue to vigorously prosecute this action. In addition, we have agreed to defend Interactive Channel, SMI Holdings and Source Media against the cross-complaint brought by Worldgate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    Our common stock has been quoted on the Nasdaq National Market System ("Nasdaq") under the symbol LBRT since our initial public offering on July 28, 1999. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported on the Nasdaq (as adjusted for our two-for-one stock split effected on January 14, 2000):

FISCAL YEAR 2000                                               HIGH       LOW
----------------                                             --------   --------
First Quarter (beginning July 28, 1999)....................  $ 13.50     $ 7.69
Second Quarter.............................................  $ 84.19     $13.63
Third Quarter..............................................  $128.53     $69.06
Fourth Quarter.............................................  $114.50     $21.87

    On July 31, 2000, the last reported sales price of our common stock was $22.94, and there were 330 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

RECENT SALE OF UNREGISTERED SECURITIES

    During our fiscal year ended May 31, 2000, we have issued and sold the following unregistered securities, all of which reflect the one-for-six reverse stock split effected in July 1999 and the two-for-one stock split effected in January 2000:

    1. On August 2, 1999, we issued and sold 1,627,604 shares of our common stock to Lucent Technologies for $7.68 per share or an aggregate of $12,499,998.

    2. On March 3, 2000, we issued 886,000 shares of common stock each to Source Media and Insight Interactive or an aggregate of 1,772,000 shares of common stock in connection with the acquisition of the Virtual Modem assets and technologies via merger with SourceSuite, a joint venture owned by Source Media and Insight Interactive.

    The issuances of the securities described in Item 1, was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering. In addition, the recipient of securities in that transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in that transaction. The recipient had adequate access, through its relationship with our company, to information about our company.

    The issuances of the securities described in Item 2, was deemed to be exempt from registration in reliance on Section 3(a)(10) of the Act, where the terms and conditions of the issuance and exchange of the securities in that transaction were approved, after a hearing on the fairness of such terms and conditions at which all persons receiving securities issued in such transaction had the right to appear, by the California Commissioner of Corporations.

DIVIDEND POLICY

    We have not paid any cash dividends since our inceptions and do not intend to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this 10-K filing. The consolidated statement of operations data for the years ended May 31, 1998, 1999 and 2000 and the consolidated balance sheet data at May 31, 1999 and 2000, are derived from audited consolidated financial statements included elsewhere in this 10-K filing. The consolidated statement of operations data for the period from our inception on December 1, 1995 to May 31, 1996 and year ended May 31, 1997, and the consolidated balance sheet data at May 31, 1996, 1997 and 1998, are derived from audited consolidated financial statements not included in this 10-K filing. The historical results are not necessarily indicative of results to be expected in any future period.

                                                          PERIOD FROM
                                                           INCEPTION
                                                          (DECEMBER 1,               YEARS ENDED MAY 31,
                                                            1995 TO      --------------------------------------------
                                                          MAY 31, 1996     1997        1998        1999       2000
                                                          ------------   ---------   ---------   --------   ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues:
  License and royalty...................................    $     --     $     231   $   4,162   $  5,281   $  10,233
  Service...............................................          --            44       6,110     12,032      17,784
                                                            --------     ---------   ---------   --------   ---------
    Total revenues......................................          --           275      10,272     17,313      28,017
                                                            --------     ---------   ---------   --------   ---------
Cost of revenues:
  License and royalty...................................          --            --       3,779      2,279       2,006
  Service...............................................          --            --       2,230      8,247      21,738
                                                            --------     ---------   ---------   --------   ---------
    Total cost of revenues..............................          --            --       6,009     10,526      23,744
                                                            --------     ---------   ---------   --------   ---------
Gross margin............................................          --           275       4,263      6,787       4,273
                                                            --------     ---------   ---------   --------   ---------
Operating expenses:
  Research and development..............................       5,479        21,721      19,981     18,171      32,271
  Sales and marketing...................................          --         7,805      14,407     11,730      18,740
  General and administrative............................          --         1,023       2,453      3,975       7,837
  Amortization of purchased intangibles.................          --            --       4,563      6,084      22,081
  Amortization of warrants..............................          --            --          --         18      10,776
  Amortization of deferred stock compensation...........          --            --          --        507       2,053
  Acquired in-process research and development..........          --            --      58,100         --       1,936
  Restructuring charges.................................          --            --       1,175         --          --
                                                            --------     ---------   ---------   --------   ---------
    Total operating expenses............................       5,479        30,549     100,679     40,485      95,694
                                                            --------     ---------   ---------   --------   ---------
Loss from operations....................................      (5,479)      (30,274)    (96,416)   (33,698)    (91,421)
Interest and other income (expense), net................          --          (465)         10         59      10,787
                                                            --------     ---------   ---------   --------   ---------
Loss before income tax provision (benefit)..............      (5,479)      (30,739)    (96,406)   (33,639)    (80,634)
Income tax provision (benefit)..........................      (2,200)      (11,750)     (2,015)      (586)        137
                                                            --------     ---------   ---------   --------   ---------
Net loss................................................    $ (3,279)    $ (18,989)  $ (94,391)  $(33,053)  $ (80,771)
                                                            ========     =========   =========   ========   =========
Basic and diluted net loss per share....................    $     --     $      --   $ (890.48)  $ (56.60)  $   (1.14)
Shares used in computing basic and diluted net loss per
  share.................................................          --            --         106        584      70,988

CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents...............................    $     --     $     245   $  12,138   $ 33,657   $ 132,962
Working capital (deficit)...............................        (412)      (23,180)    (18,275)     5,446     232,579
Total assets............................................         487         4,441      32,311     70,185     746,187
Deferred revenues.......................................          --            45      25,367     40,790      69,132
Total long-term liabilities.............................          --            --       4,115      4,315       1,929
Accumulated deficit.....................................      (3,279)      (22,268)   (116,659)  (149,712)   (230,483)
Total stockholders' equity (deficit)....................          75       (19,256)     (6,136)    12,226     658,167

The following table represents the respective balances as a percentage of total revenues:

                                                                      YEARS ENDED MAY 31,
                                                              ------------------------------------
                                                                1998          1999          2000
                                                              --------      --------      --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues:
  License and royalty.......................................      41%           31%           37%
  Service...................................................      59            69            63
                                                                ----          ----          ----
    Total revenues..........................................     100           100           100
                                                                ----          ----          ----
Cost of revenues:
  License and royalty.......................................      37            13             7
  Service...................................................      22            48            78
                                                                ----          ----          ----
    Total cost of revenues..................................      59            61            85
                                                                ----          ----          ----
Gross margin................................................      41            39            15
                                                                ----          ----          ----
Operating expenses:
  Research and development..................................     195           105           115
  Sales and marketing.......................................     140            68            67
  General and administrative................................      24            23            28
  Amortization of purchased intangibles.....................      44            35            79
  Amortization of warrants..................................      --            --            38
  Amortization of deferred stock compensation...............      --             3             7
  Acquired in-process research and development..............     566            --             7
  Restructuring charges.....................................      11            --            --
                                                                ----          ----          ----
    Total operating expenses................................     980           234           341
                                                                ----          ----          ----
Loss from operations........................................    (939)         (195)         (326)
Interest and other income, net..............................      --            --            39
                                                                ----          ----          ----
Loss before income tax provision (benefit)..................    (939)         (195)         (287)
Income tax provision........................................     (20)           (3)           --
                                                                ----          ----          ----
Net loss....................................................    (919)%        (192)%        (287)%
                                                                ====          ====          ====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF OUR COMPANY SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND OUR FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS 10-K FILING. THIS DISCUSSION AND ANALYSIS OF OUR FINANCIAL RESULTS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS 10-K FILING.

    OVERVIEW

    We are a leading provider of a comprehensive software platform for delivering content, services and applications to a broad range of information appliances. We began operations in December 1995 as a division of Oracle to develop server and client software for the consumer, corporate and educational markets and began shipping our initial products and generating revenues in the last quarter of fiscal 1997. In April 1996, we were incorporated as a Delaware corporation.

    We generate revenues by licensing our server and client products and providing related services to network operators and information appliance manufacturers. In addition, service revenues are generated from consulting, training and maintenance provided in connection with client and server licenses.

    License revenues consist principally of fees earned from the licensing of our software, as well as royalty fees earned upon the shipment or activation of products which incorporate our software. Revenues from up-front software license fees are typically recognized upon final delivery of the licensed product, when collection is probable and when the fair market value and the fee for each element of the transaction is fixed and determinable. In addition to up-front license fees, network operators typically pay per subscriber server royalty fees. We recognize revenue on these server subscriber fees when a network operator reports to us that a user of an information appliance has activated the operators' service. We also license our client software to either network operators or information appliance manufacturers. They typically pay us client royalties on a per unit basis. We typically recognize revenue when they report to us that an information appliance owner has activated the operators' service, or in the case of an information appliance manufacturer, we generally recognize these fees upon shipment of the device by the manufacturer.

    Service revenues consist of consulting, engineering, training and maintenance services. Maintenance services include both updates and technical support. Consulting, engineering and training revenues are generally recognized as services are performed. Maintenance revenue is recognized ratably over the term of the agreement and typically ranges from 17% to 25% of annual license fees and activation royalties. In instances where software license agreements include a combination of consulting services, training, and maintenance, these separate elements are unbundled from the arrangement based on each element's relative fair value. For fiscal 2000, total service revenues were $17.8 million, representing 63.5% of our total revenues. We expect service revenues to continue to account for a significant portion of total revenues until customers begin deploying services and information appliances incorporating our software on a large scale.

    A significant event in our history was the acquisition of Navio Communications in August 1997. Navio was a development stage company involved in designing Internet application and server software for the consumer market. In connection with the acquisition, we changed our strategic direction and restructured our operations. Prior to the acquisition, we focused on selling software to original equipment manufacturers of network computer products for corporate customers. Following the acquisition, we focused our development and marketing efforts on fewer products targeted primarily at the consumer information appliance market and aggressively pursued sales to a limited number of large network operators and information appliance manufacturers. As a result of this strategic shift, we significantly reduced our sales and engineering operations for corporate products and increased investment in the development of client and server software for the consumer market.

    To more closely align our product offerings with this strategic shift in direction, we entered into an agreement with Sun Microsystems in May 1999 to transfer our NC Navigator and NC Administration Server technology to Sun while retaining the right to ship, support and maintain these products for existing customers using this technology. In addition, we have agreed not to compete in the corporate network computer market and, specifically, network computers intended to displace personal computers or terminals, until May 2002. However, outside of this market, we intend to continue developing new products based on network computer technology. In each of fiscal 1999 and fiscal 2000, sales of NC Navigator and NC Desktop products and related services accounted for $2.5 million of our total revenues.

    We have also agreed with Sun to co-develop television set-top box technology. We will distribute the co-developed technology pursuant to a nonexclusive license with Sun. In addition, under this license, we have agreed to incorporate Sun's Personal Java technology, television interface software and Jini technology in our software products and to pay Sun a royalty. Sun has also agreed to promote us as one of its preferred channel partners within the TV devices market. We believe this relationship will result in co-marketing and co-selling efforts with Sun of the jointly-developed technology on a worldwide basis.

    To date, we have completed three acquisitions. For further detail on all three transactions, see Notes 4 and 14 to Consolidated Financial Statements. The first acquisition, as mentioned above, was Navio Communications in August 1997. The acquisition was accounted for as a purchase. In connection with the acquisition, we wrote off approximately $58.1 million of acquired in-process research and development in fiscal 1998. Purchased intangibles of approximately $18.3 million were recorded in connection with the acquisition and are being amortized on a straight-line basis over an estimated useful life of three years.

    In March 2000, we acquired the Virtual Modem assets of SourceSuite in exchange for 1,772,000 shares of our common stock or approximately
$190.5 million based on a common stock price of $107.53 per share. The acquisition was accounted for as a purchase. In connection with the acquisition, we hired various individuals who provided services to SourceSuite. We expensed approximately $1.9 million of acquired in-process research and development, which in the opinion of our management, had not reached technological feasibility and had no alternative future use. We also recorded goodwill and other intangibles of approximately $192.0 million, which is being amortized over an estimated useful life of three years.

    In March 2000, we entered into a Merger Agreement and Plan of Reorganization to acquire MoreCom. The acquisition was completed in June 2000 for 8,030,059 shares of our common stock, or approximately $504.2 million based on a common stock price of $69.86 per share. The acquisition will be accounted for as a purchase. In connection with the acquisition, we expect to expense up to $22.4 million of acquired in-process research and development, which in the opinion of our management, has not reached technological feasibility and has no alternative future use. We also expect to record goodwill and other intangibles of up to $520.2 million to be amortized over an estimated useful life of three years.

    In addition, in January 2000, we terminated negotiations involving our proposed acquisition of another company. Costs related to this terminated acquisition totaled approximately $624,000 and were expensed in fiscal 2000.

    We have also made several equity investments:

    - In February 2000, we made a strategic investment in ICE Interactive of Sydney, Australia, a venture formed to bring wide-scale deployment of interactive TV services to Australia and New

      Zealand. Along with our company, Oracle and Burdekin Pacific are also investors in the new company.

    - In May 2000, we made a strategic investment of approximately $4.0 million in DIVA Systems in exchange for 444,445 shares of Series E preferred stock.

    - In August 2000, we made a strategic investment of approximately
      $3.0 million in Everypath in exchange for 179,425 shares of Series C preferred stock.

    In July 2000, Cisco Systems agreed to purchase 3,963,780 shares of our common stock at approximately $25.23 per share, resulting in aggregate cash proceeds to us of $100.0 million.

    In fiscal 1998, Wind River Systems accounted for 16% of our total revenues and Thomson Multimedia accounted for 10% of our total revenues. In fiscal 1999, Wind River Systems accounted for 23% of our total revenues and Cable & Wireless Communications accounted for 10% of our total revenues. In fiscal 2000, Cable & Wireless Communications accounted for 18% of our total revenues and Wind River Systems accounted for 15% of our total revenues. Revenues attributable to Wind River Systems relate to a source code license we granted Wind River Systems in December 1997. Wind River Systems paid us a license fee of $10.0 million for this license which was recorded as deferred revenues and is being amortized over a 30-month period as license, royalty and service revenues. Revenues attributable to Cable & Wireless Communications in fiscal 1999 and in fiscal 2000 relate to license, royalty and service revenues. Revenues from Thomson Multimedia related to a one-time paid-up software license. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods, although the customers may vary from period to period.

    Deferred revenues consist primarily of payments received from customers for prepaid license and royalty fees and prepaid services for undelivered product and services. Deferred revenues increased from $40.8 million at May 31, 1999 to $69.1 million at May 31, 2000. This increase resulted largely from prepayments from network operators. Deferred revenues can fluctuate significantly. These fluctuations are the result of:

    - when we record deferred revenues, which depends on the timing of large prepaid license and royalty fees and service contracts

    - when we recognize deferred revenues, which depends on when services are performed and when network operators and information appliance manufacturers deploy products and services based on our technology

    International revenues accounted for approximately 50% of our total revenues in fiscal 1998, 51% of our total revenues in fiscal 1999 and 53% of our total revenues in fiscal 2000. We anticipate international revenues to continue to represent a significant portion of total revenues for the foreseeable future.

    In fiscal year 1999, we entered into letter agreements with several network operators whereby we agreed to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock which are exercisable if those network operators satisfy certain milestones. The value of the warrants is estimated using the Black-Scholes model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to the establishment of a performance commitment. The value of the warrants is recorded primarily as a noncurrent asset on the accompanying consolidated balance sheet and will be amortized over the estimated economic life of the arrangements with the network operators.

    As of May 31, 2000, warrants to purchase up to 2,336,660 shares of our common stock were earned by these network operators. The fair market value of these warrants at the time they were earned was $117.2 million. As of May 31, 2000, accumulated amortization for the warrants was $10.8 million.

    If the remaining warrants are earned, we will be required to record significant non-cash accounting expenses related to these warrants. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price.

    Since inception, we have incurred net losses of $230.5 million. These losses include write-offs totaling $60.0 million of acquired in-process research and development related to our acquisitions, $97.6 million of research and development expenditures, $32.7 million of amortization of purchased intangibles and $10.8 million of amortization of warrants. We anticipate incurring significant operating losses for the foreseeable future as we:

    - continue to invest in research and development and professional and engineering services to support new devices for our software platform and large-scale deployments by our network operator customers

    - record non-cash expenses related to the acquired in-process research and development and amortization of purchased intangibles associated with our acquisitions and amortization of warrant expense associated with the issuance of performance warrants to various network operators

YEAR ENDED MAY 31, 1999 AND YEAR ENDED MAY 31, 2000

    REVENUES

    Total revenues increased 62% from $17.3 million for fiscal 1999 to $28.0 million for fiscal 2000.

    LICENSE AND ROYALTY. License and royalty revenues increased 94% from $5.3 million for fiscal 1999 to $10.2 million for fiscal 2000. This increase was due primarily to increased royalty revenues resulting from increased deployments, primarily from existing customers, and the expiration of prepayments associated with previous product lines.

    SERVICE. Service revenues increased 48% from $12.0 million for fiscal 1999 to $17.8 million for fiscal 2000. This increase was due primarily to the continued expansion of our professional services organization, created in the beginning of fiscal 1999. To a lesser extent, the increase was due to the overall increase in maintenance revenues.

    COST OF REVENUES

    Total cost of revenues increased 126% from $10.5 million for fiscal 1999 to $23.7 million for fiscal 2000. We anticipate that total cost of revenues will increase in dollar amounts in future periods as we provide continued services to support customer implementations and as we experience higher third party license costs as deployments increase.

    LICENSE AND ROYALTY. Cost of license and royalty revenues decreased 12% from $2.3 million for fiscal 1999 to $2.0 million for fiscal 2000. These amounts represented 43% and 20% of license and royalty revenues over the respective periods. The decrease in cost of license and royalty revenues in dollar amounts was due primarily to a one-time credit received from a third party vendor related to maintenance and support and lower costs related to final amortization of certain prepaid in-bound licenses. We expect the cost of license and royalty revenues, as a percentage of license and royalty revenues, to fluctuate in future periods. Amortization of certain third party costs will have the effect of decreasing license and royalty costs as a percentage of related revenues. However, introduction of new third party technology may offset the effect of the amortized costs or increase license and royalty cost as a percentage of related revenues.

    SERVICE. Cost of service revenues increased 164% from $8.2 million for fiscal 1999 to $21.7 million for fiscal 2000. These amounts represented 69% and 122% of service revenues over the respective periods. The increase in dollar amounts and as a percentage of service revenues was due primarily to our continued investment in our professional services organization, necessary to meet the growth in customer installation, training and deployment of our products, as well as an increase in the level of billable custom development projects. We expect cost of service revenues to increase in dollar amounts to the extent existing and new customers install and deploy our products. We also expect the cost of service revenues, as a percentage of service revenues, to fluctuate in future periods. These costs may increase in the near term due to continued expansion of services as existing and new customers install and deploy our products and we continue to provide and support limited trial installations of our products at discounted prices to network operators in order to continue to increase our market share.

    OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salary and other related costs for personnel and external contractors as well as costs related to outsourced development projects to support product development. Research and development expenses increased 78% from $18.2 million for fiscal 1999 to $32.3 million for fiscal 2000. These amounts represented 105% and 115% of total revenues over the respective periods. The increase in dollar amounts and as a percentage of total revenues was due primarily to higher personnel and related expenses resulting from increased staffing, increased use of external contractors and an increase in outsourced development projects, in particular a project with General Instrument (recently acquired by Motorola). The classification of costs between research and development and cost of service revenues may fluctuate between categories depending on the level of projects that are billable at any point in time. We believe that continued investment in research and development is critical to attaining our strategic objectives. Consequently, we expect research and development expenses to increase significantly in dollar amounts in future periods. However, if revenues increase, we expect research and development expenses to decline as a percentage of total revenues in the long term.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, facilities for regional offices, public relations, marketing materials and tradeshows. Sales and marketing expenses increased 60% from $11.7 million for fiscal 1999 to $18.7 million for fiscal 2000. These amounts represented 68% and 67% of total revenues over the respective periods. The increase in dollar amounts was due primarily to increased employee related expenses including higher headcount, commission costs and travel related expenses. In addition, the increase in marketing activities, including our PopTV program and our increased tradeshow presence, also contributed to this increase. We believe these expenses will increase in dollar amounts in future periods as we expand our direct sales and marketing efforts domestically and abroad. However, if revenues increase, we expect these costs to decrease as a percentage of total revenues in the long term.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other employee related costs for corporate development, finance, human resources and legal, as well as outside legal and other professional fees. General and administrative expenses increased 97% from $4.0 million for fiscal 1999 to $7.8 million for fiscal 2000. These amounts represented 23% and 28% of total revenues over the respective periods. The increase in dollar amounts and as a percentage of total revenues was due primarily to increased staffing, including the formation of our corporate development organization, the establishment of the infrastructure necessary to support our obligations as a public company and merger termination costs of approximately $624,000. In addition, we incurred costs related to our expansion into international markets. We believe these expenses will increase in dollar amounts as we continue to add personnel. However if revenues increase, we expect these costs to decrease as a percentage of total revenues in the long term.

    AMORTIZATION OF PURCHASED INTANGIBLES. Purchased intangibles represent the purchase price of Navio and SourceSuite in excess of identified tangible assets and are amortized over three years. In August 1997, we recorded approximately $18.3 million of purchased intangibles related to the Navio acquisition. In March 2000, we recorded approximately $192.2 million of purchased intangibles related to the SourceSuite acquisition. We recorded approximately $6.1 million of amortization expense for fiscal 1999 and approximately $22.1 million of amortization expense for fiscal 2000. We believe these expenses will increase in dollar amounts as we continue to amortize these balances. In addition, the acquisition of MoreCom in June 2000 will increase these expenses.

    AMORTIZATION OF WARRANTS. As of May 31, 2000, warrants to purchase up to 2,336,660 shares of our common stock were earned by network operators. The fair market value of these warrants at the time they were earned was $117.2 million. We recorded warrant amortization expense of $18,000 and $10.8 million in fiscal 1999 and fiscal 2000, respectively. We expect warrant amortization to continue to increase as additional warrants are earned.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date. In fiscal 1999, we began recording deferred stock compensation for stock options granted to employees and others. These amounts are amortized on a straight-line basis over the 48-month vesting period of such options. Amortization of deferred stock compensation was approximately $507,000 for fiscal 1999 compared to $2.1 million for fiscal 2000. The majority of the stock option grants being amortized were granted in the latter half of fiscal 1999. We anticipate that deferred stock compensation expense will remain relatively stable from year to year, with decreases resulting from the effect of employee terminations.

    ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the SourceSuite acquisition in March 2000, we expensed approximately $1.9 million of acquired in-process research and development which, in the opinion of management, had not reached technological feasibility and had no alternative future use. See Note 4 to Consolidated Financial Statements.

    INTEREST AND OTHER INCOME (EXPENSE), NET

    Net interest and other income includes interest income on our cash, cash equivalents, short-term and long-term investments partially offset by interest expense on capital leases, bank charges and losses on disposals of fixed assets. Net interest and other income increased from approximately $59,000 for fiscal 1999 to $10.8 million for fiscal 2000. The increase is primarily due to interest income on proceeds from our private placement offering in May 1999, our initial public offering of common stock in August 1999 and our secondary offering in February 2000. This was partially offset by losses on disposal of fixed assets.

    INCOME TAX PROVISION (BENEFIT)

    Income tax provision (benefit) includes income tax benefit and foreign withholding tax expense. Income tax provision of approximately $137,000 for fiscal 2000, consisted primarily of foreign withholding tax expense for royalty revenue. Income tax benefit of approximately $586,000 for fiscal 1999 was comprised of the benefits received under a tax-sharing agreement with Oracle that provides for our consolidation into Oracle's tax group for certain state income tax payment purposes. Since the effective date of our initial public offering, upon which Oracle's ownership percentage was reduced to less than 50%, our results are no longer included in any of Oracle's consolidated state tax returns and we will no longer receive a tax benefit from Oracle. See Note 10 to Consolidated Financial Statements.

    As of May 31, 2000, we had federal net operating loss carryforwards of approximately $22.3 million and tax credits totaling $2.5 million. The federal net operating loss carryforwards expire at various dates between 2013 and 2020. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of a prior "ownership change" in connection with private sales of equity securities. We have provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, management primarily considered factors such as our history of operating losses and expected future losses and the nature of our deferred tax assets.

YEAR ENDED MAY 31, 1998 AND YEAR ENDED MAY 31, 1999

    REVENUES

    Total revenues increased 69% from $10.3 million in fiscal 1998 to $17.3 million in fiscal 1999.

    LICENSE AND ROYALTY. License and royalty revenues increased 27% from $4.2 million in fiscal 1998 to $5.3 million in fiscal 1999. This increase was due primarily to revenues related to our source code license agreement with Wind River Systems increasing by $1.4 million in fiscal 1999 compared to fiscal 1998. To a lesser extent, this increase was due to a larger number of information appliances shipped by our licensees, which increased revenues by $1.2 million in fiscal 1999. This license and royalty increase was partially offset by decreased license revenues from other sources.

    SERVICE. Service revenues increased 97% from $6.1 million in fiscal 1998 to $12.0 million in fiscal 1999. Approximately $4.9 million of this increase was due to the creation of our professional services organization and an increase in engineering services provided to new and existing customers. To a lesser extent, the increase was due to higher maintenance revenues as a result of a larger number of server and client licensees.

    COST OF REVENUES

    Total cost of revenues increased 75% from $6.0 million in fiscal 1998 to $10.5 million in fiscal 1999.

    LICENSE AND ROYALTY. Cost of license and royalty revenues decreased 40% from $3.8 million in fiscal 1998 to $2.3 million in fiscal 1999. These amounts represented 91% of license and royalty revenues in fiscal 1998 and 43% of license and royalty revenues in fiscal 1999. The decrease in cost of license and royalty revenues in dollar amounts was due primarily to isolated costs of approximately $980,000 incurred in fiscal 1998 relating to payments made to support third-party sales of television set-top boxes and smart cards. In addition, several prepaid licenses were fully amortized during fiscal 1998.

    SERVICE. Cost of service revenues increased 270% from $2.2 million in fiscal 1998 to $8.2 million in fiscal 1999. These amounts represented 36% and 69% of service revenues over the respective periods. The increase in dollar amounts and as a percentage of cost of service revenues was due primarily to expenses of $3.6 million associated with the establishment and expansion of our professional services organization. To a lesser extent, the increase was due to increased expenses related to engineering services provided to new and existing customers and expenses associated with the establishment and expansion of our customer support organization.

    OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased 9% from $20.0 million in fiscal 1998 to $18.2 million in fiscal 1999. Our efforts following the Navio acquisition to focus on the development of fewer products resulted in lower average headcount which led to a decrease in expenses. To a lesser extent, research and development expenses decreased because we outsourced fewer development projects. Nevertheless, during this period, we also incurred expenses associated with the development of our core products. In May 1999, we entered into an agreement with General Instrument (recently acquired by Motorola) where we committed to pay up to $10.0 million over a three-year period for development services to be performed by General Instrument.

    SALES AND MARKETING. Sales and marketing expenses decreased 19% from $14.4 million in fiscal 1998 to $11.7 million in fiscal 1999. In connection with the refocusing of our product line as discussed above, we also realigned our sales efforts which resulted in a significant reduction in the number of sales and marketing personnel which reduced expenses.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 62% from $2.5 million in fiscal 1998 to $4.0 million in fiscal 1999. The increase was primarily due to increased staffing which resulted in higher expenses. To a lesser extent, the increase was due to higher legal and professional fees.

    RESTRUCTURING CHARGE. In the third quarter of fiscal 1998, we recognized a restructuring charge of $1.2 million resulting primarily from a reduction in workforce. This charge consisted primarily of severance payments and the accelerated vesting of options. At May 31, 1999, we had $266,000 remaining in accrued restructuring, related to severance payments that have not been paid out.

    AMORTIZATION OF WARRANTS. As of May 31, 1999, we issued or committed to issue warrants to purchase up to 416,666 shares of common stock to two network operators for satisfying commercial milestones. The fair value of the warrants was $1,522,000, of which $18,000 was charged to operations. The remaining balance of $1,504,000 was recorded as an asset in the consolidated balance sheet and is being amortized over the estimated economic life of the arrangements with the network operators.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. Deferred stock compensation represents the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. In fiscal 1999, we recorded total deferred stock compensation of $7.1 million, net of terminations, in connection with stock options granted to employees and others. These amounts are amortized on a straight-line basis over the 48-month vesting period of such options. Approximately $507,000 of amortization expense was recorded during fiscal 1999. In June 1999, we recorded approximately $1.6 million of deferred stock compensation. No deferred stock compensation expense was recorded in fiscal 1998.

    ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the Navio acquisition in August 1997, we expensed $58.1 million of acquired in-process research and development which, in the opinion of management, had not reached technological feasibility and had no alternative future use. See Note 4 to Consolidated Financial Statements.

    INTEREST AND OTHER INCOME (EXPENSE), NET

    Net interest income increased from $10,000 in fiscal 1998 to $59,000 in fiscal 1999. Net interest income increased as a result of higher average cash balances.

    INCOME TAX PROVISION (BENEFIT)

    Our income tax benefit was $2.0 million in fiscal 1998 and $586,000 in fiscal 1999. The benefit for fiscal 1999 was comprised of the benefits received under a tax-sharing agreement with Oracle that provides for our consolidation into Oracle's tax group for certain state income tax payment purposes. Since the effective date of our initial public offering, upon which Oracle's ownership percentage was reduced to less than 50%, our results are no longer included in any of Oracle's consolidated state tax returns and we will no longer receive a tax benefit from Oracle. See Note 10 to Consolidated Financial Statements.

    The benefit for fiscal 1998 consists of the estimated cash benefit pursuant to the above agreement plus the estimated assumed federal and state tax benefit Oracle received for the period from June 1, 1997 through August 11, 1997.

QUARTERLY RESULTS OF OPERATIONS

    The following tables set forth unaudited consolidated quarterly financial data from the periods indicated. We derived this from consolidated financial statements, and, in the opinion of our management, they include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. Results of operations for any previous fiscal quarter do not necessarily indicate what results may be for any future period.

                                                                              QUARTERS ENDED
                                           -------------------------------------------------------------------------------------
                                           AUG. 31,   NOV. 30,   FEB. 28,   MAY 31,    AUG. 31,   NOV. 30,   FEB. 29,   MAY 31,
                                             1998       1998       1999       1999       1999       1999       2000       2000
                                           --------   --------   --------   --------   --------   --------   --------   --------
                                                                              (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues:
  License and royalty....................  $ 1,139    $ 1,398    $ 1,525    $  1,219   $  1,482   $  2,000   $  3,043   $  3,708
  Service................................    2,169      3,003      2,956       3,904      3,806      4,074      4,488      5,416
                                           -------    -------    -------    --------   --------   --------   --------   --------
    Total revenues.......................    3,308      4,401      4,481       5,123      5,288      6,074      7,531      9,124
                                           -------    -------    -------    --------   --------   --------   --------   --------
Cost of revenues:
  License and royalty....................      600        716        638         325        522        586        510        388
  Service................................    1,199      1,672      1,827       3,549      5,562      5,131      4,576      6,469
                                           -------    -------    -------    --------   --------   --------   --------   --------
    Total cost of revenues...............    1,799      2,388      2,465       3,874      6,084      5,717      5,086      6,857
                                           -------    -------    -------    --------   --------   --------   --------   --------
Gross margin.............................    1,509      2,013      2,016       1,249       (796)       357      2,445      2,267
                                           -------    -------    -------    --------   --------   --------   --------   --------
Operating expenses:
  Research and development...............    4,041      4,014      4,834       5,282      5,342      6,300      9,633     10,996
  Sales and marketing....................    2,145      3,258      2,673       3,654      3,216      3,702      5,200      6,622
  General and administrative.............      814        794        952       1,415      1,424      1,756      2,370      2,287
  Amortization of purchased
    intangibles..........................    1,521      1,521      1,521       1,521      1,521      1,521      1,521     17,518
  Amortization of warrants...............       --         --         --          18        359        710      4,023      5,684
  Amortization of deferred stock
    compensation.........................        7        104        282         114        504        525        518        506
  Acquired in-process research and
    development..........................       --         --         --          --         --         --         --      1,936
                                           -------    -------    -------    --------   --------   --------   --------   --------
    Total operating expenses.............    8,528      9,691     10,262      12,004     12,366     14,514     23,265     45,549
                                           -------    -------    -------    --------   --------   --------   --------   --------
Loss from operations.....................   (7,019)    (7,678)    (8,246)    (10,755)   (13,162)   (14,157)   (20,820)   (43,282)
Interest and other income (expense),
  net....................................       81         68        (10)        (80)       697      1,641      2,095      6,354
                                           -------    -------    -------    --------   --------   --------   --------   --------
Loss before income tax provision
  (benefit)..............................   (6,938)    (7,610)    (8,256)    (10,835)   (12,465)   (12,516)   (18,725)   (36,928)
Income tax provision (benefit)...........     (271)      (287)      (329)        301         41          8         12         76
                                           -------    -------    -------    --------   --------   --------   --------   --------
Net loss.................................  $(6,667)   $(7,323)   $(7,927)   $(11,136)  $(12,506)  $(12,524)  $(18,737)  $(37,004)
                                           =======    =======    =======    ========   ========   ========   ========   ========

LIQUIDITY AND CAPITAL RESOURCES

    Prior to May 31, 2000, we funded our operations as follows:

    - Prior to the Navio acquisition, Oracle funded our operations primarily through intercompany advances, capital contributions and the purchase of equity securities

    - In May 1999, we completed a private round of financing

    - In July 1999, we completed our initial public offering of shares of our common stock, and immediately following this offering, we completed a private placement

    - In February 2000, we completed a secondary offering of shares of our common stock

    Cash used in operating activities was approximately $16.8 million for fiscal 2000. This increase was primarily due to a higher net loss related primarily to increased staffing, partially offset by an increase in deferred revenues of $28.3 million and depreciation and amortization expense, including warrants and deferred compensation, of $37.1 million. Cash used in operating activities was approximately $6.5 million for fiscal 1999 and was primarily due to a net loss of $33.1 million, offset in part by $7.4 million in amortization and depreciation expenses and an increase of $15.4 million in deferred revenues. In fiscal 1998, cash used in operating activities was approximately $2.2 million and was primarily attributable to a net loss of $94.4 million, offset in part by an increase of $22.3 million in deferred revenues and $6.1 million in amortization and depreciation expenses and a $58.1 million write-off of in-process research and development related to our acquisition of Navio.

    Net cash used in investing activities was approximately $297.6 million for fiscal 2000. This increase was primarily due to the purchase of investments of $383.2 million, the purchase of property and equipment of $11.0 million for our new facilities and an increase in restricted cash of $8.8 million, partially offset by maturities of our investments of $105.3 million. We used
$21.4 million of cash in investing activities during fiscal 1999. This cash was used primarily to fund capital expenditures and purchase short-term investments. Cash provided by investing activities of $1.2 million in fiscal 1998 consisted primarily of cash acquired in the acquisition of Navio, offset in part by purchases of property and equipment.

    Net cash provided by financing activities was approximately $413.6 million for fiscal 2000. The secondary offering, initial public offering and the private stock placement contributed $407.5 million of the increase in cash generated by financing activities since May 31, 1999. Net cash provided by financing activities was $49.4 million for fiscal 1999 and related primarily to the Series E preferred stock financing which occurred in May 1999. For fiscal 1998, net cash provided by financing activities was $12.8 million and related primarily to proceeds from capital contributions from Oracle and from issuances of preferred stock and convertible notes payable.

    At May 31, 2000, we had $133.0 million in cash and cash equivalents and did not have any material commitments for capital expenditures, other than a capital lease. See Note 6 to Consolidated Financial Statements. At May 31, 2000, we also had $176.1 million in short-term investments, $117.6 million in long-term investments and $8.8 million in restricted cash.

    Under a development agreement entered into with General Instrument (recently acquired by Motorola) in April 1999, we are committed to pay $10.0 million in development fees for certain services to be performed by General Instrument. These fees are being paid out in quarterly installments over a three year period, of which approximately $3.6 million was expensed in fiscal 2000.

    During the first quarter of fiscal 2000, we signed an amendment to the Technology License and Distribution Agreement with Sun Microsystems. This amendment called for us to pay certain minimum royalties and support fees in exchange for the right to certain Sun technology and to maintain the status as a preferred vendor of Sun. Minimum guaranteed royalties and support fees of approximately $3.8 million are to be paid to Sun through the period ended December 31, 2004. Approximately $583,000 of royalty and support expenses related to this agreement were recorded for fiscal 2000.

    In July 2000, Cisco Systems agreed to purchase $100.0 million worth of shares of our common stock.

    We believe that the net proceeds from our various offerings, together with cash and cash equivalents generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months. If our cash balances and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to raise such additional funds through public or private equity or debt financings. If additional funds are raised through the issuance of debt securities, these securities could have certain rights, preferences, and privileges senior to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders. Additional financing may not be available at all and, if available, such financing may not be obtainable on terms favorable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could seriously harm our business.

VALUATION OF IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with our acquisitions of Navio and SourceSuite, we had outside appraisal firms perform valuations of the acquired companies which were used as aids in determining the fair value of the identifiable assets and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development. Assets identified generally included in-process research and development, developed technology, assembled workforce, installed customer base and goodwill.

NAVIO ACQUISITION

    The valuation technique employed in the Navio appraisal was designed to properly reflect all intellectual property rights in the intangible assets, including core technology. The value of the developed technology was derived from direct sales of existing products including their contribution to in-process research and development. In this way, value was properly attributed to the engineering know-how embedded in the existing product that will be used in developmental products. The appraisal also considered the fact that the existing know-how diminishes in value over time as new technologies are developed and changes in market conditions render current products and methodologies obsolete.

    Assets were identified through on-site interviews with management and a review of data provided by Navio's and our management concerning the acquired assets, technologies in development, costs necessary to complete the in-process research and development, market potential, historical financial performance, estimates of future performance and the assumptions underlying these estimates.

    Purchased incomplete research and development projects were identified through extensive interviews and detailed analysis of development plans provided by management concerning the following:

    - Uniqueness of development work and the costs incurred

    - Critical tasks required to complete the project

    - Opportunities which were expected to arise from the project

    - Degree of leverage of the new technology on legacy technology

    - Risks associated with project completion

    - Assessment of types of efforts involved, for example software development

    - Length of time project was expected to be useful

    - Timing related to completion of projects and resources allocated to completion, including associated expenses

    None of the in-process research and development value was associated with routine on-going efforts to enhance or otherwise improve on the qualities of the existing products. Navio's engineers were developing advanced, next generation technologies that involved creating product designs and disparate technologies to form superior products. The in-process research and development value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate of 37.5% considers the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances that were indeterminable at that time.

    NATURE AND DESCRIPTION. The purchased in-process research and development consisted of three projects: NC Navigator, TV Navigator and DTV Navigator. The fair value assigned to each of these projects is as follows:

NC Navigator................................................  $13,700,000
TV Navigator................................................  $32,600,000
DTV Navigator...............................................  $11,800,000

The NC Navigator project was aimed at the development of Internet client software for network computers targeted at the corporate marketplace. NC Navigator was intended to allow network computers to access the Internet with the same look and feel of a Netscape web browser for personal computers. TV Navigator was focused on the development of a software product that was to enable the integration of the Internet with devices such as television set-top boxes, satellite systems and game consoles. DTV Navigator was intended to develop a software server that would allow television networks to provide Internet software and applications to consumers. This system also would enable television networks to broadcast Internet content. Each of these research and development projects was dependent on the development of unproven Internet technologies.

    STAGE OF COMPLETION. The appraisal included the valuation of each specific research and development project underway at the acquisition date. In the months leading up to the purchase, Navio had made significant progress in their research and development programs. However, due to the substantial time and effort necessary to produce these products in accordance with functional specifications, technological feasibility of the research and development projects had not yet been achieved. The acquired projects included Navio's Internet browser software. The efforts required to develop the purchased in-process technology of Navio into commercially viable products principally related to the completion of planning, designing, prototyping, verification and testing activities that were necessary to establish that the software could be produced to meet its design specifications, including functions, features and technical performance requirements. Anticipated completion dates for the projects in-process was approximately three to 36 months, at which time Navio expected to begin selling the developed software products. The primary risks of the research and development projects involved functionality, scalability and compatibility with software standards. The costs to complete NC Navigator, TV Navigator and DTV Navigator were estimated at $8 million, $19 million and $7 million, respectively.

    The resulting net cash flows from such projects were based on management's estimates of product revenues, operating expenses, research and development costs and income taxes from such projects. The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. Our projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. As a result, the underlying assumptions used to forecast revenues and costs and develop such projects may not transpire as estimated.

    Navio's development team had made significant technological and creative strides in the development of its experimental Internet technologies as of August 1997. Since its inception in February 1996, Navio incurred research and development costs of $2 million for NC Navigator, $5 million for TV Navigator and $2 million for DTV Navigator. As of the acquisition date, Navio was a development stage company with minimal product revenues and large net losses. Navio was entering the testing phase for two of its developmental products, NC Navigator 3.0 and TV Navigator 1.1. Historical revenues represented services and limited sales of a Netscape product sold as a test network computer browser on an experimental basis. This product was superseded by NC Navigator 3.0.

    ALTERNATIVE FUTURE USE. Before we made the decision not to capitalize the value ascribed to in-process research and development, the projects were evaluated individually to determine if technological feasibility had been achieved and if there were any alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and uniqueness of the development efforts.

    Navio's technical activities were concentrated on the development of new product knowledge having specific commercial objectives, and efforts were focused on translating those applied research findings and other scientific know-how into commercially viable software products. The acquired research and development was related to developing experimental Internet technologies for which no market existed at the time of the acquisition. Due to its specialized nature, the in-process research and development project had no alternative future use, either for re-employment elsewhere in the business or in liquidation, in the event the project failed.

SOURCESUITE ACQUISITION

    The valuation technique employed in the appraisal for the SourceSuite acquisition was designed to properly allocate the purchase price of the acquired assets. Assets were identified through interviews with senior management of the acquired company. In addition, data for comparable companies was reviewed, as well as the financial plans for the acquired company for the next several years. The assets that were identified consisted primarily of existing technology, assembled workforce, in-process research and development, trademarks and goodwill.

    The value of SourceSuite's in-process technology, existing technology and trademarks were developed primarily on the basis of the income approach. This approach measures the present worth and anticipated future benefits of the intangible asset. Revenue is allocated to existing and future technology. Appropriate expenses are deducted and economic rents are charged for the use of other assets. A present value of after-tax cash flows attributable to the technology is then calculated. In the case of in-process technology, the cost to complete the technology is not deducted and the cash flows are multiplied by the percentage of completion of each project. Revenue was allocated to the technology by estimating the number of man-years invested in both the existing and in-process technology, net of replacement or obsolescence of any technology. The percentage of completion of each project was determined by dividing the number of man-years invested as of the valuation date by the estimated total number of man-years upon completion. A weighted average cost of capital was calculated by applying the Capital Asset Pricing Model to comparable public companies. A discount rate of 25% was selected to value the existing technology. A discount rate of 30% was selected to value the in-process technology to take into account the additional risk associated with the technology that had not yet been completed.

    The in-process workforce was valued using the cost approach. This approach considers the concept of replacement as an indicator of value. Therefore, the in-place workforce was valued by estimating the cost to recruit and train a comparable workforce.

    If we do not successfully deploy commercially-accepted technology or products based on the acquired in-process research and development, our operating results could be adversely affected in future periods.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires us to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. SFAS No. 133 will be effective for and adopted by us in the first quarter of the fiscal year ending May 31, 2002. To date, we have not entered into any derivative financial instrument contracts. Thus, we believe that SFAS No. 133 will not have a material impact on our financial position or results of operations.

    In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." This bulletin summarizes views of the Staff on applying generally accepted accounting principles to revenue recognition in financial statements. We will be required to adopt SAB No. 101 in the fourth quarter of fiscal 2001. We believe that our current revenue recognition policy complies with the guidelines in SAB No. 101 and, therefore, do not believe the adoption of SAB No. 101 will have a material impact on our financial position or results of operations.

    In March 2000, the FASB issued Financial Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion 25." Interpretation No. 44 is effective July 1, 2000. Interpretation
No. 44 clarifies the application of APB Opinion 25 for various matters, specifically: the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. We do not believe that the adoption of Interpretation No. 44 will have a material impact on our financial position or results of operations.

    In March 2000, the FASB's Emerging Issue Task Force ("EITF") reached a consensus on EITF 00-2, "Accounting for Web Site Development Costs." EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. The EITF is effective in the first quarter of fiscal 2001. We do not believe that the adoption of EITF 00-2 will have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISK. As of May 31, 2000, our investment portfolio includes $294 million of U.S. government obligations, commercial paper and other corporate securities which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and seek to preserve our invested funds by limiting the fault risk, market risk and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to typically hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

    FOREIGN CURRENCY. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are earned in U.S. dollars. Operating expenses incurred by our foreign subsidiaries are denominated primarily in European currencies. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

    The following is a summary of investments:

                                                        AS OF MAY 31, 2000
                                                -----------------------------------
                                                              GROSS
                                                AMORTIZED   UNREALIZED   ESTIMATED
                                                  COST        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------
                                                          (IN THOUSANDS)
Money market..................................  $ 32,509       $  --      $ 32,509
Commercial paper..............................   122,464         (48)      122,416
Government notes and bonds....................   111,462        (364)      111,098
Corporate notes and bonds.....................   128,575        (502)      128,073
Certificates of deposit.......................    11,000          --        11,000
Market auction preferreds-taxable.............     6,000          --         6,000
Equity securities.............................     4,000          --         4,000
                                                --------       -----      --------
                                                $416,010       $(914)     $415,096
                                                ========       =====      ========

Included in cash and cash equivalents.........  $118,350       $  (8)     $118,342
Included in short-term investments............   176,053        (371)      175,682
Included in long-term investments.............   121,607        (535)      121,072
                                                --------       -----      --------
                                                $416,010       $(914)     $415,096
                                                ========       =====      ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of our company, including our consolidated balance sheets as of May 31, 1999 and 2000, and consolidated statements of operations, consolidated statements of stockholders' equity, and consolidated statements of cash flows for the years ended May 31, 1998, 1999 and 2000 and notes to the consolidated financial statements, together with a report thereon of Arthur Andersen LLP, dated June 23, 2000 appear on pages F-1 through F-29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers and directors and other key employees of Liberate, and their ages as of May 31, 2000, are as follows:

NAME                                          AGE          POSITION
----                                        --------       --------
Mitchell E. Kertzman......................     51          President, Chief Executive Officer and Director
Nancy J. Hilker...........................     42          Vice President and Chief Financial Officer
David A. Limp.............................     34          Senior Vice President, Corporate Development
Coleman Sisson............................     42          Chief Operating Officer
Charles G. Tritschler.....................     35          Vice President, Marketing
Philip A. Vachon..........................     43          Senior Vice President, Worldwide Sales
Steven Weinstein..........................     45          Senior Vice President and Chief Technology
                                                           Officer
Gordon T. Yamate..........................     45          Vice President, General Counsel and Secretary
David J. Roux.............................     43          Chairman of the Board of Directors
James L. Barksdale........................     57          Director
Charles N. Corfield.......................     41          Director
Bradley P. Dusto..........................     47          Director
Dr. David C. Nagel........................     55          Director
Barry M. Schuler..........................     46          Director

    EXECUTIVE OFFICERS

    MITCHELL E. KERTZMAN has been President, Chief Executive Officer and a director of Liberate since November 1998. Prior to joining Liberate, Mr. Kertzman was a member of the board of directors of Sybase, a database company, from February 1995 until he joined Liberate. He served as Chairman of Sybase's board of directors since July 1997. Between February 1998 and
August 1998, he also served as Co-Chief Executive Officer of Sybase. From
July 1996 until February 1997, Mr. Kertzman served as Chief Executive Officer of Sybase, and from July 1996 until July 1997 he also served as President of Sybase. Between February 1995 and July 1996, he served as an Executive Vice President of Sybase. In February 1995, Sybase merged with Powersoft Corporation, a provider of application development tools. Mr. Kertzman had served as Chief Executive Officer and a director of Powersoft since he founded it in 1974. He also served as President of Powersoft from April 1974 to June 1992.
Mr. Kertzman also serves as a director of Chordiant Software, CNET, Extensity and Handspring.

    NANCY J. HILKER has been Vice President and Chief Financial Officer of Liberate since its merger with Navio in August 1997. Prior to the merger, she had served as Vice President and Secretary of Navio since July 1996. Prior to joining Navio, Ms. Hilker served in various capacities at IntelliCorp, a software company, from June 1991 to July 1996, most recently as Chief Financial Officer and Secretary. From October 1979 to June 1991, Ms. Hilker held various positions at Deloitte & Touche, an accounting firm, as a manufacturing and high technology specialist in the emerging business services group. Ms. Hilker is a Certified Public Accountant.

    DAVID A. LIMP has been Senior Vice President of Corporate Development since January 1999. Mr. Limp was our Vice President of Marketing from August 1997 to January 1999. From December 1996 to August 1997, Mr. Limp was Vice President of Marketing of Navio. Prior to joining Navio, Mr. Limp served in various capacities at Apple Computer from July 1987 to November 1996, most recently as director of its North and South American PowerBook division.

    COLEMAN SISSON has been our Chief Operating Officer since November 1999. Prior to joining Liberate, Mr. Sisson was President and Chief Operating Officer of CyberSafe, a network security company, from July 1997 to November 1999. From August 1995 to July 1997,
Mr. Sisson served as Senior Vice President and General Manager, Education Services Group, at Vanstar, a technology product and services company. From June 1992 to August 1995, Mr. Sisson served as Vice President, Worldwide Customer Services, at Powersoft, a provider of application development tools.

    CHARLES G. TRITSCHLER has been Vice President of Marketing since
January 1999. Mr. Tritschler was our Director of Product Marketing from
August 1997 to January 1999. From April 1997 to August 1997, Mr. Tritschler was Director of Product Marketing of Navio. Prior to joining Navio, Mr. Tritschler served in various capacities at Apple Computer from July 1988 to April 1997, most recently as Product Line Manager.

    PHILIP A. VACHON has been Senior Vice President of Worldwide Sales since January 1999. Before that he served as our Senior Vice President of Americas Sales from June 1997 to January 1999. Prior to joining Liberate, Mr. Vachon served in various capacities at Oracle, from March 1987 to June 1997, most recently as Vice President of Alliances. Prior to joining Oracle, Mr. Vachon worked at Applied Data Research, a database software company, from February 1984 to December 1986 in various sales and technical positions.
Mr. Vachon also serves as a director of Boca Research.

    STEVEN WEINSTEIN has been Senior Vice President and Chief Technology Officer since March 2000. Before that he served as our Senior Vice President of Strategic Initiatives from November 1999 to March 2000. From March 1999 to November 1999, Mr. Weinstein was our Senior Vice President of Product Development. From August 1997 to March 1999, Mr. Weinstein was our Vice President of Product Development. From September 1996 to August 1997,
Mr. Weinstein was Vice President of Product Development of Navio. Prior to joining Navio, Mr. Weinstein was the General Manager and Vice President of Production at Spectrum HoloByte/MicroProse, a computer game manufacturer, from July 1992 to September 1996. Prior to that, Mr. Weinstein served as Vice President of Software Engineering at Electronics for Imaging, a hardware and software company, from August 1991 to August 1992.

    GORDON T. YAMATE has been Vice President and General Counsel since
March 1999 and has been Secretary since May 1999. Prior to joining Liberate, Mr. Yamate was associated with the law firm of McCutchen, Doyle, Brown & Enersen, LLP since September 1983, and had been a partner since June 1988.

BOARD OF DIRECTORS

    The information concerning our directors required by this Item is incorporated by reference to the Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

    The response to this Item will be contained in the Proxy Statement for the 2000 Annual Meeting under the heading "Executive Compensation and Related Information" and is incorporated herein by reference.

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this Item will be contained in the Proxy Statement for the 2000 Annual Meeting under the heading "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to this Item will be contained in the Proxy Statement for the 2000 Annual Meeting under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
         2.1            Agreement and Plan of Merger, dated May 16, 1997, between
                          Liberate and Navio. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
         2.2            Merger Agreement and Plan of Reorganization with SourceSuite
                          LLC, dated January 12, 2000. (Incorporated by reference to similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-95139).)
         2.3            Plan and Agreement of Reorganization with MoreCom, Inc.,
                          dated March 27, 2000. (Incorporated by reference to
                          similarly numbered exhibit to the Form 8-K filed by the
                          Registrant on July 7, 2000).
         2.4            Amendment No. 1 to Plan and Agreement of Reorganization with
                          MoreCom, Inc. (Incorporated by reference to similarly
                          numbered exhibit to the Form 8-K filed by the Registrant
                          on July 7, 2000).
         3.1            Amended and Restated Bylaws of Liberate. (Incorporated by
                          reference to Exhibit 3.4 to the Registration Statement on
                          Form S-1 filed by the Registrant (Reg. No. 333-78781).)
         3.2            Sixth Amended and Restated Certificate of Incorporation of
                          Liberate. (Incorporated by reference to Exhibit 3.5 to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
         4.1            Specimen Certificate of Liberate's common stock.
                          (Incorporated by reference to similarly numbered exhibit
                          to the Registration Statement on Form S-1 filed by the
                          Registrant (Reg. No. 333-78781).)
         9.1            Voting Agreement, dated May 12, 1999, among Liberate,
                          Oracle, Comcast Technology, Cox Communications and
                          MediaOne Interactive Services. (Incorporated by reference
                          to similarly numbered exhibit to the Registration
                          Statement on Form S-1 filed by the Registrant (Reg. No.
                          333-78781).)
        10.1            Form of Indemnification Agreement entered into between
                          Liberate and its directors and executive officers.
                          (Incorporated by reference to similarly numbered exhibit
                          to the Registration Statement on Form S-1 filed by the
                          Registrant (Reg. No. 333-78781).)
        10.2            Network Computer, Inc. 1996 Stock Option Plan, and form of
                          Option Agreement. (Incorporated by reference to similarly
                          numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.3            Navio Communications, Inc. 1996 Stock Option Plan and form of Option Agreement. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.4            Navio Communcations, Inc. Non-Qualified Option Plan, and
                          form of Option Agreement. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.5            1999 Equity Incentive Plan. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.6            1999 Employee Stock Purchase Plan. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        10.7            Employment Agreement between Liberate and Mitchell E.
                          Kertzman, dated October 12, 1998, as amended, and
                          January 5, 2000. (Incorporated by reference to similarly
                          numbered exhibit to the Registration Statement on
                          Form S-1 filed by the Registrant (Reg. No. 333-95139).)
        10.8            Employment Agreement, dated October 17, 1997, with Wei Yen, as amended. (Incorporated by reference to similarly
                          numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.9            Settlement Agreement and Release of Claims, dated October 8,
                          1998, with Wei Yen. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.10           Settlement Agreement and General Release of All Claims,
                          dated March 16, 1998, between Jerry Baker, Oracle and
                          Liberate. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.11           Employment letter between Liberate and Gordon Yamate, dated
                          March 12, 1999. (Incorporated by reference to similarly
                          numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.12           Employment letter between Liberate and Jim Peterson, dated
                          April 6, 1999. (Incorporated by reference to similarly
                          numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.13           OEM License Agreement, dated December 31, 1997, between
                          Liberate and Wind River Systems, as amended. (Incorporated by reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.14           Technology License Agreement, dated September 8, 1998,
                          between Liberate and Oracle. (Incorporated by reference to similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.15           Letter Agreement, dated May 16, 1997, among Liberate, Oracle and Navio. (Incorporated by reference to similarly
                          numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.16           Source Code License Agreement, dated July 9, 1996, between
                          Netscape and TVSoft, as amended. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.17           OEM License Agreement, dated October 17, 1996, between
                          Oracle and Netscape, as amended. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.18           Cooperation Agreement, dated July 1, 1999, between Liberate and Intel, as amended. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.19           Convertible Promissory Note, dated November 12, 1997, issued to Middlefield Ventures. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.20           Convertible Promissory Note Purchase Agreement, dated
                          November 12, 1997, entered between Liberate and
                          Middlefield Ventures. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.21           Stockholders Agreement, dated August 11, 1997, among
                          Liberate and the investors named therein. (Incorporated by reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        10.22           Admission Agreement, dated November 12, 1997, among Liberate and the investors named therein. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.23           Sublease Agreement for Redwood Shores office space, dated
                          September 17, 1997, between Liberate and Oracle.
                          (Incorporated by reference to similarly numbered exhibit
                          to the Registration Statement on Form S-1 filed by the
                          Registrant (Reg. No. 333-78781).)
        10.24           Maintenance Agreement for Redwood Shores office space, dated
                          September 17, 1997, between Liberate and Oracle.
                          (Incorporated by reference to similarly numbered exhibit
                          to the Registration Statement on Form S-1 filed by the
                          Registrant (Reg. No. 333-78781).)
        10.25           Furniture and Equipment Lease for Redwood Shores office
                          space, dated September 17, 1997, between Liberate and
                          Oracle. (Incorporated by reference to similarly numbered
                          exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.26           Sublease Agreement for Salt Lake City office space, dated
                          September 17, 1997, between Liberate and Oracle.
                          (Incorporated by reference to similarly numbered exhibit
                          to the Registration Statement on Form S-1 filed by the
                          Registrant (Reg. No. 333-78781).)
        10.27           Letter Agreement for London office space, dated December
                          1998, between Liberate and Oracle. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.28           Lease Agreement for Sunnyvale office space, dated November
                          4, 1996, between Navio and Netscape. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.29           Circle Star Lease Agreement for San Carlos office space,
                          dated April 27, 1999. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.30           Guaranty of Lease for San Carlos office space, dated April
                          27, 1999, between Circle Star Center Associates and
                          Oracle. (Incorporated by reference to similarly numbered
                          exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.31           Tax Allocation and Indemnity Agreement, dated August 17,
                          1997, between Liberate and Oracle. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.32           Network Computer, Inc. Stock Option Agreement, dated October
                          15, 1998, with David Roux. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.33           Network Computer, Inc. Stock Option Agreement, dated October
                          15, 1998, with Mitchell Kertzman. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.34           Series E Preferred Stock Purchase Agreement, dated May 12,
                          1999, among Liberate and the investors names therein.
                          (Incorporated by reference to similarly numbered exhibit
                          to the Registration Statement on Form S-1 filed by the
                          Registrant (Reg. No. 333-78781).)
        10.35           Stock Purchase Agreement, dated June 30, 1999, among
                          Liberate and Lucent Technologies Inc. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.36           Lease Agreement for Salt Lake City, Utah office space, dated
                          April 1, 1999 between Robert D. Kaufman and Dale E.
                          Kaufman and Liberate. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.37           Master Lease Agreement, dated August 2, 1999, with Steelcase
                          Financial Services, Inc. (Incorporated by reference to
                          similarly numbered exhibit to the Form 10-Q filed by the
                          Registrant on October 13, 1999).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        10.38           Irrevocable Letter of Credit dated September 3, 1999 and
                          Standby Letter of Credit Agreement. (Incorporated by
                          reference to similarly numbered exhibit to the Form 10-Q
                          filed by the Registrant on October 13, 1999).
        10.39           Employment letter between Liberate and Coleman Sisson, dated
                          November 5, 1999. (Incorporated by reference to Exhibit
                          10.39 to the Form 10-Q filed by the Registrant on January
                          14, 2000).
        10.40           Sublease Agreement for One Circle Star Way office space,
                          dated December 22, 1999 between Liberate and ThirdVoice,
                          Inc. (Incorporated by reference to similarly numbered
                          exhibit to the Form 10-Q filed by the Registrant on April
                          13, 2000).
        10.41           Sublease Agreement for One Circle Star Way office space,
                          dated February 17, 2000 between Liberate and
                          Charitableway.com. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant
                          on April 13, 2000).
        10.42           Amendment to Employment Agreement between Liberate and
                          Coleman Sisson, dated February 28, 2000. (Incorporated by
                          reference to similarly numbered exhibit to the Form 10-Q
                          filed by the Registrant on April 13, 2000).
        10.43           Stock Purchase Agreement dated July 16, 2000, between Cisco
                          Systems, Inc. and Liberate. (Incorporated by reference to
                          similarly numbered exhibit to the Form 8-K filed by the
                          Registrant on July 28, 2000).
        10.44           Employment letter between Liberate and Philip A. Vachon,
                          dated June 30, 2000.
        21.1            Subsidiaries of Liberate, as amended.
        23.1            Consent of Independent Public Accountants, Arthur Andersen
                          LLP.
        27.1            Financial Data Schedule.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of August, 2000:

                                                       LIBERATE TECHNOLOGIES

                                                       By:  /s/ MITCHELL E. KERTZMAN
                                                            -----------------------------------------
                                                            Mitchell E. Kertzman
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the 25th day of August, 2000:

                   NAME                                    TITLE
                   ----                                    -----
/s/ MITCHELL E. KERTZMAN                    President, Chief Executive Officer
---------------------------------           and Director (Principal Executive
Mitchell E. Kertzman                        Officer)

/s/ DAVID J. ROUX
---------------------------------           Chairman of the Board of Directors
David J. Roux

/s/ NANCY J. HILKER                         Vice President and Chief Financial
---------------------------------           Officer (Principal Financial and
Nancy J. Hilker                             Accounting Officer)

/s/ JAMES L. BARKSDALE
---------------------------------           Director
James L. Barksdale

/s/ CHARLES N. CORFIELD
---------------------------------           Director
Charles N. Corfield

/s/ BRADLEY P. DUSTO
---------------------------------           Director
Bradley P. Dusto

/s/ DR. DAVID C. NAGEL
---------------------------------           Director
Dr. David C. Nagel

---------------------------------           Director
Barry M. Schuler

                             LIBERATE TECHNOLOGIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................    F-2

Consolidated Balance Sheets.................................    F-3

Consolidated Statements of Operations and Comprehensive
  Loss......................................................    F-4

Consolidated Statements of Stockholders' Equity (Deficit)...    F-5

Consolidated Statements of Cash Flows.......................    F-6

Notes to Consolidated Financial Statements..................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Liberate Technologies:

    We have audited the accompanying consolidated balance sheets of Liberate Technologies (a Delaware corporation) and subsidiaries as of May 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended May 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberate Technologies and subsidiaries as of May 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements as a whole.

                                                    /s/ ARTHUR ANDERSEN LLP

San Jose, California
June 23, 2000 (except with
respect to the matters
discussed in Note 14, as to
which the date is July 16, 2000)

                             LIBERATE TECHNOLOGIES

                          CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                                                    MAY 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 33,657   $132,962
  Short-term investments....................................    19,751    176,053
  Accounts receivable, net of allowance for doubtful
    accounts of $247 in 1999 and $436 in 2000...............     2,647      3,058
  Receivable from affiliate.................................       482        543
  Prepaid expenses and other current assets.................     2,553      6,054
                                                              --------   --------
      Total current assets..................................    59,090    318,670
PROPERTY AND EQUIPMENT, net.................................     2,269     12,759
OTHER ASSETS:
  Restricted cash...........................................        --      8,788
  Long-term investments.....................................        --    121,607
  Warrants..................................................       862    106,127
  Purchased intangibles, net................................     7,606    177,482
  Other.....................................................       358        754
                                                              --------   --------
      Total assets..........................................  $ 70,185   $746,187
                                                              ========   ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  1,643   $  1,759
  Accrued liabilities.......................................     8,911     10,290
  Accrued payroll and related expenses......................     2,248      4,303
  Deferred revenues.........................................    40,790     69,132
  Current portion of capital leases.........................        --        607
  Note payable to affiliate.................................        52         --
                                                              --------   --------
      Total current liabilities.............................    53,644     86,091
LONG-TERM LIABILITIES:
  Capital lease obligations, net of current portion.........        --      1,019
  Other long-term liabilities...............................        --        910
  Long-term debt............................................     4,315         --
                                                              --------   --------
      Total liabilities.....................................    57,959     88,020
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $0.01 par value
    Authorized--259,749,900 shares and 20,000,000 shares at
     May 31, 1999 and 2000, respectively
    Outstanding--65,955,398 shares and no shares at May 31,
     1999 and 2000, respectively............................       660         --
  Common stock, $0.01 par value
    Authorized--407,500,000 shares and 200,000,000 shares at
     May 31, 1999 and 2000, respectively
    Outstanding--1,234,344 shares and 90,927,732 shares at
     May 31, 1999 and 2000, respectively....................        12        909
  Contributed and paid-in-capital...........................   166,643    803,400
  Warrants..................................................     1,522     89,770
  Deferred stock compensation...............................    (6,579)    (5,583)
  Stockholder notes receivable..............................      (348)        (8)
  Accumulated other comprehensive income....................        28        162
  Accumulated deficit.......................................  (149,712)  (230,483)
                                                              --------   --------
      Total stockholders' equity............................    12,226    658,167
                                                              --------   --------
      Total liabilities and stockholders' equity............  $ 70,185   $746,187
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             LIBERATE TECHNOLOGIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                     (in thousands, except per share data)

                                                                   YEARS ENDED MAY 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
REVENUES:
  License and royalty.......................................  $  4,162   $  5,281   $ 10,233
  Service...................................................     6,110     12,032     17,784
                                                              --------   --------   --------
      Total revenues........................................    10,272     17,313     28,017
                                                              --------   --------   --------
COST OF REVENUES:
  License and royalty.......................................     3,779      2,279      2,006
  Service...................................................     2,230      8,247     21,738
                                                              --------   --------   --------
      Total cost of revenues................................     6,009     10,526     23,744
                                                              --------   --------   --------
      Gross margin..........................................     4,263      6,787      4,273
                                                              --------   --------   --------
OPERATING EXPENSES:
  Research and development..................................    19,981     18,171     32,271
  Sales and marketing.......................................    14,407     11,730     18,740
  General and administrative................................     2,453      3,975      7,837
  Amortization of purchased intangibles.....................     4,563      6,084     22,081
  Amortization of warrants..................................        --         18     10,776
  Amortization of deferred stock compensation...............        --        507      2,053
  Acquired in-process research and development..............    58,100         --      1,936
  Restructuring charge......................................     1,175         --         --
                                                              --------   --------   --------
      Total operating expenses..............................   100,679     40,485     95,694
                                                              --------   --------   --------
      Loss from operations..................................   (96,416)   (33,698)   (91,421)
INTEREST INCOME, net........................................       114         80     11,634
OTHER EXPENSE, net..........................................      (104)       (21)      (847)
                                                              --------   --------   --------
  Loss before income tax provision (benefit)................   (96,406)   (33,639)   (80,634)
INCOME TAX PROVISION (BENEFIT)..............................    (2,015)      (586)       137
                                                              --------   --------   --------
  Net loss..................................................   (94,391)   (33,053)   (80,771)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT.....................        19         13        134
                                                              --------   --------   --------
  Comprehensive loss........................................  $(94,372)  $(33,040)  $(80,637)
                                                              ========   ========   ========
BASIC AND DILUTED NET LOSS PER SHARE........................  $(890.48)  $ (56.60)  $  (1.14)
                                                              ========   ========   ========
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER
  SHARE.....................................................       106        584     70,988
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             LIBERATE TECHNOLOGIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (in thousands, except share data)

                                         CONVERTIBLE
                                       PREFERRED STOCK           COMMON STOCK        CONTRIBUTED                 DEFERRED
                                    ----------------------   ---------------------   AND PAID-IN                   STOCK
                                      SHARES       AMOUNT      SHARES      AMOUNT      CAPITAL     WARRANTS    COMPENSATION
                                    -----------   --------   ----------   --------   -----------   ---------   -------------
BALANCE, MAY 31, 1997.............   28,333,300     $284             32     $ --      $  2,732      $    --       $    --
Value of options assumed in
  acquisition.....................           --       --             --       --        18,234           --            --
Issuance of convertible preferred
  stock...........................   24,411,020      244             --       --        81,491           --            --
Contribution of capital from
  affiliate.......................           --       --             --       --         8,080           --            --
Stock options exercised...........    1,253,326       12        426,624        4           590           --            --
Acceleration of option vesting....           --       --             --       --           365           --            --
Stockholder note repayment........           --       --             --       --            --           --            --
Translation gain..................           --       --             --       --            --           --            --
Refund of contributed capital.....           --       --             --       --        (1,502)          --            --
Net loss..........................           --       --             --       --            --           --            --
                                    -----------     ----     ----------     ----      --------      -------       -------
BALANCE, MAY 31, 1998.............   53,997,646      540        426,656        4       109,990           --            --
Stock options exercised...........    1,541,100       16        807,688        8         2,181           --            --
Issuance of convertible preferred
  stock, net......................   10,416,652      104             --       --        47,386           --            --
Deferred stock compensation.......           --       --             --       --         7,086           --        (7,086)
Amortization of deferred stock
  compensation....................           --       --             --       --            --           --           507
Issuance of warrants..............           --       --             --       --            --        1,522            --
Translation gain..................           --       --             --       --            --           --            --
Net loss..........................           --       --             --       --            --           --            --
                                    -----------     ----     ----------     ----      --------      -------       -------
BALANCE, MAY 31, 1999.............   65,955,398      660      1,234,344       12       166,643        1,522        (6,579)
Issuance of stock related to stock
  option exercises and ESPP.......      233,810        2      2,748,374       28         5,995           --            --
Conversion of preferred stock to
  common stock....................  (66,189,208)    (662)    66,189,208      662            --           --            --
Issuance of common stock in
  connection with the initial
  public offering, net............           --       --     13,402,100      134        97,703           --            --
Issuance of common stock related
  to conversion of debt...........           --       --        843,880        8         4,335           --            --
Issuance of common stock related
  to private placement, net.......           --       --      1,627,604       16        12,484           --            --
Issuance of common stock related
  to secondary offering, net......           --       --      2,890,000       29       297,181           --            --
Issuance of common stock related
  to the SourceSuite
  acquisition.....................           --       --      1,772,000       18       190,528           --            --
Deferred stock compensation.......           --       --             --       --         1,057           --        (1,057)
Amortization of deferred stock
  compensation....................           --       --             --       --            --           --         2,053
Issuance of warrants..............           --       --             --       --            --      115,724            --
Issuance of common stock related
  to warrant exercises............           --       --        220,222        2        27,474      (27,476)           --
Translation gain..................           --       --             --       --            --           --            --
Net loss..........................           --       --             --       --            --           --            --
                                    -----------     ----     ----------     ----      --------      -------       -------
BALANCE, MAY 31, 2000.............           --     $ --     90,927,732     $909      $803,400      $89,770       $(5,583)
                                    ===========     ====     ==========     ====      ========      =======       =======

                                                   ACCUMULATED                        TOTAL
                                    STOCKHOLDER       OTHER                       STOCKHOLDERS'
                                       NOTES      COMPREHENSIVE    ACCUMULATED       EQUITY
                                    RECEIVABLE    INCOME (LOSS)      DEFICIT        (DEFICIT)
                                    -----------   --------------   ------------   -------------
BALANCE, MAY 31, 1997.............     $ --            $ (4)        $ (22,268)      $ (19,256)
Value of options assumed in
  acquisition.....................       --              --                --          18,234
Issuance of convertible preferred
  stock...........................      (34)             --                --          81,701
Contribution of capital from
  affiliate.......................       --              --                --           8,080
Stock options exercised...........       (2)             --                --             604
Acceleration of option vesting....       --              --                --             365
Stockholder note repayment........       10              --                --              10
Translation gain..................       --              19                --              19
Refund of contributed capital.....       --              --                --          (1,502)
Net loss..........................       --              --           (94,391)        (94,391)
                                       ----            ----         ---------       ---------
BALANCE, MAY 31, 1998.............      (26)             15          (116,659)         (6,136)
Stock options exercised...........     (322)             --                --           1,883
Issuance of convertible preferred
  stock, net......................       --              --                --          47,490
Deferred stock compensation.......       --              --                --              --
Amortization of deferred stock
  compensation....................       --              --                --             507
Issuance of warrants..............       --              --                --           1,522
Translation gain..................       --              13                --              13
Net loss..........................       --              --           (33,053)        (33,053)
                                       ----            ----         ---------       ---------
BALANCE, MAY 31, 1999.............     (348)             28          (149,712)         12,226
Issuance of stock related to stock
  option exercises and ESPP.......      340              --                --           6,365
Conversion of preferred stock to
  common stock....................       --              --                --              --
Issuance of common stock in
  connection with the initial
  public offering, net............       --              --                --          97,837
Issuance of common stock related
  to conversion of debt...........       --              --                --           4,343
Issuance of common stock related
  to private placement, net.......       --              --                --          12,500
Issuance of common stock related
  to secondary offering, net......       --              --                --         297,210
Issuance of common stock related
  to the SourceSuite
  acquisition.....................       --              --                --         190,546
Deferred stock compensation.......       --              --                --              --
Amortization of deferred stock
  compensation....................       --              --                --           2,053
Issuance of warrants..............       --              --                --         115,724
Issuance of common stock related
  to warrant exercises............       --              --                --              --
Translation gain..................       --             134                --             134
Net loss..........................       --              --           (80,771)        (80,771)
                                       ----            ----         ---------       ---------
BALANCE, MAY 31, 2000.............     $ (8)           $162         $(230,483)      $ 658,167
                                       ====            ====         =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             LIBERATE TECHNOLOGIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                   YEARS ENDED MAY 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(94,391)  $(33,053)  $(80,771)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     6,070      7,367     24,260
    Amortization of warrants................................        --         18     10,776
    Non-cash compensation expense...........................       365        507      2,053
    Write-off of acquired in-process research and
     development............................................    58,100         --      1,936
    Loss on disposal of fixed assets........................        71         --        604
    Provision for doubtful accounts.........................       277        (31)       189
    Non-cash tax benefit....................................    (1,502)        --         --
    Changes in operating assets and liabilities, net of
     acquisition:
      Increase in accounts receivable.......................    (1,438)      (297)      (550)
      Increase in prepaid expenses and other current
       assets...............................................      (957)      (311)    (3,701)
      (Increase) decrease in other assets...................     1,601        290       (396)
      Increase in accounts payable..........................       141        188        116
      Increase (decrease) in accounts payable to
       affiliate............................................     5,529     (1,734)       (61)
      Increase (decrease) in accrued liabilities............       961      4,500     (2,542)
      Increase in accrued payroll and related expenses......       586        453      2,055
      Increase in deferred revenues.........................    22,285     15,422     28,342
      Increase in interest payable..........................       115        200         --
      Increase in other long-term liabilities...............        --         --        910
                                                              --------   --------   --------
        Net cash used in operating activities...............    (2,187)    (6,481)   (16,780)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investments...................        --         --    105,340
  Purchase of investments...................................        --    (19,751)  (383,249)
  Purchases of property and equipment.......................      (923)    (1,635)   (10,936)
  Increase in restricted cash...............................        --         --     (8,788)
  Proceeds from sale of fixed assets........................       170         --         --
  Cash acquired in Navio acquisition........................     1,970         --         --
                                                              --------   --------   --------
        Net cash provided by (used in) investing
        activities..........................................     1,217    (21,386)  (297,633)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from secondary public offering, net..............        --         --    297,210
  Proceeds from initial public offering, net................        --         --     97,837
  Proceeds from private placement, net......................        --         --     12,500
  Proceeds from issuance of common stock, net...............       161      1,535      6,395
  Principal payments on capital lease obligations...........        --         --       (306)
  Repayment of notes payable................................        --     (5,000)       (52)
  Proceeds from issuance of convertible preferred stock,
    net.....................................................       603     47,838         --
  Contribution of capital...................................     8,080         --         --
  Proceeds from notes payable...............................     4,000      5,000         --
                                                              --------   --------   --------
        Net cash provided by financing activities...........    12,844     49,373    413,584
                                                              --------   --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        19         13        134
                                                              --------   --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    11,893     21,519     99,305
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................       245     12,138     33,657
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 12,138   $ 33,657   $132,962
                                                              ========   ========   ========
SUPPLEMENTAL NON-CASH ACTIVITIES:
Conversion of intercompany payable to convertible preferred
  stock.....................................................  $ 23,000   $     --   $     --
                                                              ========   ========   ========
Conversion of debt and accrued interest to equity...........        --         --      4,343
                                                              ========   ========   ========
Deferred stock compensation.................................        --      7,086      1,260
                                                              ========   ========   ========
Equipment acquired under capital lease......................        --         --      1,224
                                                              ========   ========   ========
Issuance of stockholder notes receivable....................        36        322         23
                                                              ========   ========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest......................................       117        290         90
                                                              ========   ========   ========
Cash paid for income taxes..................................       275        196         49
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             LIBERATE TECHNOLOGIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

    Liberate Technologies (the "Company"), formerly known as Network
Computer, Inc., was incorporated in Delaware in April 1996, and is a leading provider of a comprehensive software platform for delivering content, services and applications to a broad range of information appliances. Information appliances, which include television set-top boxes, game consoles and personal digital assistants, are devices that are enhanced by Internet capability. In December 1995, the Company began operations as a division of Oracle Corporation ("Oracle") developing technology for use in the network computer. As of May 31, 2000, Oracle owned 38.9% of the outstanding shares of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

    Certain reclassifications, none of which affected net income, have been made to prior year amounts to conform to the current year presentation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of May 31, 1999 and 2000, cash equivalents consisted of money market funds and commercial paper in the amount of $27.3 million and $118.4 million, respectively.

    The Company's investments are classified as "held-to-maturity" given the Company's positive intent and ability to hold the investments to maturity. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. As of May 31, 1999 and 2000, short-term investments consisted primarily of commercial paper maturing at various dates.

    In September 1999, the Company entered into a new facilities operating lease agreement. As part of the agreement, the Company is required to hold a certificate of deposit to secure an Irrevocable Letter of Credit for its security deposit. As of May 31, 2000, the certificate of deposit amounted to approximately $8.8 million and is included in restricted cash in the accompanying consolidated balance sheet.

                             LIBERATE TECHNOLOGIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following is a summary of investments:

                                                        AS OF MAY 31, 2000
                                                -----------------------------------
                                                              GROSS
                                                AMORTIZED   UNREALIZED   ESTIMATED
                                                  COST        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------
                                                          (in thousands)
Money market..................................  $ 32,509       $  --      $ 32,509
Commercial paper..............................   122,464         (48)      122,416
Government notes and bonds....................   111,462        (364)      111,098
Corporate notes and bonds.....................   128,575        (502)      128,073
Certificates of deposit.......................    11,000          --        11,000
Market auction preferreds-taxable.............     6,000          --         6,000
Equity securities.............................     4,000          --         4,000
                                                --------       -----      --------
                                                $416,010       $(914)     $415,096
                                                ========       =====      ========

Included in cash and cash equivalents.........  $118,350       $  (8)     $118,342
Included in short-term investments............   176,053        (371)      175,682
Included in long-term investments.............   121,607        (535)      121,072
                                                --------       -----      --------
                                                $416,010       $(914)     $415,096
                                                ========       =====      ========

                                                        AS OF MAY 31, 1999
                                                -----------------------------------
                                                              GROSS
                                                AMORTIZED   UNREALIZED   ESTIMATED
                                                  COST        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------
                                                          (in thousands)
Money market..................................  $ 27,278       $  --      $ 27,278
Commercial paper..............................    19,751         (14)       19,737
                                                --------       -----      --------
                                                $ 47,029       $ (14)     $ 47,015
                                                ========       =====      ========

Included in cash and cash equivalents.........  $ 27,278       $  --      $ 27,278
Included in short-term investments............    19,751         (14)       19,737
                                                --------       -----      --------
                                                $ 47,029       $ (14)     $ 47,015
                                                ========       =====      ========

    ICE INTERACTIVE. In January 2000, the Company invested in ICE Interactive, a joint venture formed with several parties, including Oracle Corporation Australia Pty Limited and Burdekin Pacific Ltd. to facilitate deployment of interactive TV services in Australia and New Zealand. The Company received a 9.9% equity interest in ICE in exchange for certain software products of the Company. In addition, ICE signed an agreement to obtain licenses from the Company. The investment is valued at zero given the nonmonetary nature of the Company's initial investment and is accounted for using the cost method.

    DIVA SYSTEMS. In May 2000, Liberate made a strategic investment of approximately $4.0 million in DIVA Systems in exchange for 444,445 shares of Series E preferred stock. The investment is included in long-term investments and is accounted for using the cost method.

                             LIBERATE TECHNOLOGIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. As of May 31, 1999 and 2000, approximately 80% and 66% of accounts receivable were concentrated with two and three customers, respectively. The Company performs ongoing credit evaluations of its customers' financial condition, and the risk of loss with respect to its accounts receivable is further mitigated by the fact that the Company's customer base is comprised of well established companies. The Company provides reserves for credit losses which, to date, have been insignificant.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to five years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the improvements using the straight-line method.

FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company's subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders' equity.

    Foreign currency transaction gains and losses are included in other income (expense) and have not been material.

SOFTWARE DEVELOPMENT COSTS

    Under the criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

REVENUE RECOGNITION

    License revenues consist principally of license fees earned from the licensing of the Company's software, as well as royalty fees earned upon the shipment or activation of products which incorporate the Company's software. Revenues from software license fees are typically recognized when delivery has occurred, collection of the receivable is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Revenue is deferred in cases where the license arrangement calls for the future delivery of products or services for which the Company does not have vendor-specific objective evidence to

                             LIBERATE TECHNOLOGIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) allocate a portion of the total fee to the undelivered element. In such cases, revenue is recognized when the undelivered elements are delivered or vendor-specific objective evidence of the undelivered elements becomes available. If license arrangements include the rights to unspecified future products, revenue is recognized over the contractual or estimated economic term of the arrangement. Royalty revenues are recognized when reported to the Company, which occurs after shipment or activation of the related products. Prepaid royalties are deferred and recognized when reported.

    Service revenues consist of consulting, engineering, training and maintenance services. Maintenance services include both updates and technical support. Consulting, engineering and training revenues are generally recognized as services are performed. Maintenance revenue is recognized ratably over the term of the agreement. In instances where software license agreements include a combination of consulting services, training, and maintenance, these separate elements are unbundled from the arrangement based on each element's relative fair value.

DEFERRED REVENUES

    Deferred revenues consist principally of payments received from customers for future services, prepaid royalties and license fees for undelivered product. The conversion of these deferred revenue balances into income is largely dependent on two main factors:

    - when the Company performs the services for the network operators and information appliance manufacturers

    - when the network operators and information appliance manufacturers choose to deploy products and services based on the Company's technology

Both of these timing factors are largely dependent on the Company's customers. Because of this, it is difficult to accurately predict when these deferred revenues will be converted into income. Although the Company has classified all of the deferred revenue balances as current liabilities, a significant portion may be deferred or may not be recognized until subsequent fiscal years.

COMPREHENSIVE INCOME

    Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in equity. The Company has reported the components of comprehensive income on its statement of operations.

COMPUTATION OF NET LOSS PER SHARE

    Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share information is the same as basic net loss per share since potential common shares from conversion of preferred stock, stock options, and warrants are antidilutive. As of May 31, 2000, an additional 15,401,376 potential shares were not included in the calculation as they would have been antidilutive.

RESTRUCTURING CHARGE

    A restructuring charge of $1.2 million was recorded in the fiscal year ended May 31, 1998. Approximately $1.0 million of this charge related to severance payments associated with the termination of two executive officers. The remaining charge of approximately $200,000 was for

                             LIBERATE TECHNOLOGIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) severance payments and the acceleration of stock option vesting related to the termination of 20 employees, primarily in the sales group. All terminations and termination benefits were communicated to the affected employees prior to May 31, 1998. At May 31, 2000, this restructuring charge has been paid out and actual payments approximated the original estimates.

LONG-LIVED ASSETS

    Liberate reviews long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with SFAS
No. 121, "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of."

    For assets to be held and used, including acquired intangibles, Liberate initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

    Assets to be disposed of and for which management has committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. SFAS No. 133 will be effective for and adopted by the Company in the first quarter of the fiscal year ending May 31, 2002. To date, the Company has not entered into any derivative financial instrument contracts. Thus, the Company believes that SFAS No. 133 will not have a material impact on its financial position or results of operations.

    In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." This bulletin summarizes views of the Staff on applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt SAB No. 101 in the fourth quarter of fiscal 2001. The Company believes that its current revenue recognition policy complies with the guidelines in SAB No. 101 and, therefore, does not believe the adoption of SAB No. 101 will have a material impact on its financial position or results of operations.

    In March 2000, the FASB issued Financial Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion 25." Interpretation No. 44 is effective July 1, 2000. Interpretation
No. 44 clarifies the application of APB Opinion 25 for various matters, specifically: the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The Company does not believe that the adoption of Interpretation No. 44 will have a material impact on its financial position or results of operations.

                             LIBERATE TECHNOLOGIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In March 2000, the FASB's Emerging Issue Task Force ("EITF") reached a consensus on EITF 00-2, "Accounting for Web Site Development Costs." EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. The EITF is effective in the first quarter of fiscal 2001. The Company does not believe that the adoption of EITF 00-2 will have a material effect on its financial position or results of operations.

3. SEGMENT REPORTING

    Liberate operates solely in one segment, the development, manufacturing and sale of information appliance software for consumer, corporate and educational marketplaces. As of May 31, 1998, 1999 and 2000, the Company's long-term assets are located primarily in the United States. The Company's revenues by geographic area are as follows:

                                                        YEARS ENDED MAY 31,
                                                   ------------------------------
                                                     1998       1999       2000
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
United States....................................  $ 5,137    $ 8,542    $13,168
England..........................................      682      2,517      7,140
Japan............................................    3,280      3,763      3,686
Canada...........................................      346        587      1,541
Other............................................      827      1,904      2,482
                                                   -------    -------    -------
Consolidated.....................................  $10,272    $17,313    $28,017
                                                   =======    =======    =======

    International revenues consist of sales to customers in foreign countries. During the years ended May 31, 1998, 1999 and 2000, international revenues were 50%, 51% and 53% of total revenues, respectively.

    The percentage of sales to significant customers is as follows:

                                                                YEARS ENDED MAY 31,
                                                           ------------------------------
                                                             1998       1999       2000
                                                           --------   --------   --------
Customer A...............................................    16%        23%        15%
Customer B...............................................    *          10%        18%
Customer C...............................................    10%        *          *

------------------------

*   Less than 10%

4. ACQUISITIONS

NAVIO COMMUNICATIONS, INC.

    Effective August 11, 1997, the Company acquired Navio Communications, Inc. ("Navio"). In connection with the acquisition, the Company issued 17,441,322 shares of Series B and C convertible preferred stock and stock options to acquire 6,315,780 shares of Series C convertible preferred stock in exchange for all of the outstanding common stock, preferred stock and options to purchase shares of Navio common stock. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Navio have been included in the consolidated financial statements commencing on the

                             LIBERATE TECHNOLOGIES

4. ACQUISITIONS (CONTINUED)
date of acquisition. The fair market value of the equity securities issued in the acquisition was approximately $77.1 million and the total purchase price was $77.7 million.

    The Company wrote off approximately $58.1 million of acquired in-process research and development which, in the opinion of management, had not reached technological feasibility and had no alternative future use. Purchased intangibles, representing purchase price in excess of identified tangible assets, of approximately $18.3 million were recorded and are being amortized on a straight-line basis over an estimated useful life of three years. Amortization expense related to this transaction was approximately $4.6 million, $6.1 million and $6.1 million for the years ended May 31, 1998, 1999 and 2000, respectively.

    The value assigned to acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology.

    In connection with the acquisition, net assets acquired were as follows:

                                                              (in thousands)
Purchased intangibles, including in-process technology......     $ 76,354
Property, plant and equipment and other noncurrent assets...        1,752
Cash, receivables and other current assets..................        3,715
Current liabilities assumed.................................       (4,133)
                                                                 --------
Net assets acquired.........................................     $ 77,688
                                                                 ========

    In connection with the acquisition, for up to 60 days after the closing date, certain former common stockholders of Navio had the right to put to Oracle up to 50% of the preferred shares they received, and shares issuable under stock options assumed by the Company in the acquisition, for a price of $3.35 per share. A total of 3,818,496 shares of Series C convertible preferred stock for approximately $12.8 million in proceeds were put to Oracle under this arrangement.

    Additionally, a call option was held by Oracle to purchase all of the Series B and Series C convertible preferred stock at a to-be-determined buy-out price. The buy-out price was to be determined as follows: (1) if exercised prior to December 31, 1999, the price would be 120% of the per share price determined by an independent third party valuation of the Company's shares, or (2) if exercised after December 31, 1999, the per share price determined by an independent third party valuation of the Company's shares. The call option terminated upon the Company's initial public offering.

    The following table presents the unaudited pro forma results assuming that the Company had merged with Navio at the beginning of fiscal year 1998. Net income has been adjusted to exclude the write-off of acquired in-process research and development of $58.1 million and includes amortization of

                             LIBERATE TECHNOLOGIES

4. ACQUISITIONS (CONTINUED)
purchased intangibles of approximately $6.1 million. This information may not necessarily be indicative of the future combined results of operations of the Company.

                                                                YEAR ENDED
                                                               MAY 31, 1998
                                                               ------------
                                                              (in thousands,
                                                                except per
                                                               share data)
Revenues....................................................     $ 11,065
Net loss....................................................     $(42,227)
Basic net loss per share....................................     $(398.37)

SOURCESUITE LLC

    On March 3, 2000, the Company acquired the Virtual Modem assets of SourceSuite LLC ("SourceSuite") in exchange for 1,772,000 shares of the Company's common stock. The acquisition was accounted for as a purchase and, accordingly, the results of operations of SourceSuite have been included in the consolidated financial statements commencing on the date of acquisition. The fair market value of the equity securities issued in the acquisition was approximately $190.5 million.

    The Company wrote off approximately $1.9 million of acquired in-process research and development which, in the opinion of management, had not reached technological feasibility and had no alternative future use. Purchased intangibles, representing purchase price in excess of identified tangible assets, of approximately $192.0 million were recorded and are being amortized on a straight-line basis over an estimated useful life of three years. Accumulated amortization was approximately $13.3 million at May 31, 2000.

    The value assigned to acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected. Additionally, the value of the other purchased intangible assets may be impaired.

    In connection with the acquisition, net assets acquired were as follows:

                                                              (in thousands)
Purchased intangibles, including in-process technology......     $193,893
Property, plant and equipment and other noncurrent assets...          421
Cash, receivables and other current assets..................          167
Current liabilities assumed.................................         (149)
                                                                 --------
Net assets acquired.........................................     $194,332
                                                                 ========

    The following table presents the unaudited pro forma results assuming that the Company had merged with SourceSuite at the beginning of fiscal year 1999. Net income has been adjusted to exclude the write-off of acquired in-process research and development of $1.9 million and includes amortization of purchased intangibles of approximately $64.0 million for each of the years ended May 31, 1999 and

                             LIBERATE TECHNOLOGIES

4. ACQUISITIONS (CONTINUED)
2000. This information may not necessarily be indicative of the future combined results of operations of the Company.

                                                           YEARS ENDED MAY 31,
                                                        -------------------------
                                                           1999          2000
                                                        -----------   -----------
                                                        (in thousands, except per
                                                               share data)
Revenues..............................................   $  17,313     $  28,017
Net loss..............................................   $(101,944)    $(129,607)
Basic net loss per share..............................   $  (43.27)    $   (1.83)

5. PROPERTY AND EQUIPMENT

    At May 31, 1999 and 2000, property and equipment consisted of the following:

                                                          YEARS ENDED MAY 31,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
                                                            (in thousands)
Computer equipment......................................   $4,060    $ 6,216
Software................................................      816      1,446
Furniture and equipment.................................      225      3,526
Leasehold improvements..................................      465      6,074
                                                           ------    -------
                                                            5,566     17,262
Less: Accumulated depreciation and amortization.........   (3,297)    (4,503)
                                                           ------    -------
                                                           $2,269    $12,759
                                                           ======    =======

6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company has various operating leases that expire at various dates through fiscal year 2010. Future minimum lease payments relating to these agreements as of May 31, 2000, are as follows:

Year ending May 31,
-------------------                                           (in thousands)
2001........................................................     $ 6,816
2002........................................................       6,529
2003........................................................       6,183
2004........................................................       6,322
2005........................................................       6,508
Thereafter..................................................      33,695
                                                                 -------
                                                                 $66,053
                                                                 =======

    Rent expense, without the effect of sublease income, under the Company's operating leases for the years ended May 31, 1998, 1999 and 2000 was approximately $1.8 million, $2.3 million and $4.7 million, respectively. The Company currently has commitments by various sublessees of approximately
$5.4 million. The related sublease agreements expire on various dates through August 30, 2002. The

                             LIBERATE TECHNOLOGIES

6. COMMITMENTS AND CONTINGENCIES (CONTINUED) payments received from the sublessees have been offset against rent expense in the consolidated statements of operations.

    In September 1999, the Company entered into a new facilities operating lease agreement. As part of the agreement, the Company is required to hold a certificate of deposit to secure an Irrevocable Letter of Credit for its security deposit. As of May 31, 2000, the certificate of deposit amounted to approximately $8.8 million and is included in restricted cash in the accompanying consolidated balance sheet.

CAPITAL LEASE

    On August 2, 1999, the Company entered into a Master Equipment Lease to finance office furniture and equipment. The Company has executed six lease schedules under this capital lease, each with a 36-month payment period. Total assets acquired under these schedules are approximately $1.9 million. Accumulated depreciation was approximately $290,000 at May 31, 2000.

    The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of May 31, 2000 are as follows:

Year ending May 31,
                                                              (in thousands)
    2001....................................................      $  748
    2002....................................................         748
    2003....................................................         351
                                                                  ------
Total minimum lease payments................................       1,847
Less: Amount representing interest..........................        (221)
                                                                  ------
Present value of net minimum lease payments.................       1,626
Less: current portion.......................................        (607)
                                                                  ------
Long-term portion...........................................      $1,019
                                                                  ======

GENERAL INSTRUMENT CORPORATION

    In April 1999, the Company entered into a Manufacturer's Representative Agreement and a Development Agreement with General Instrument Corporation ("GI"), who was recently acquired by Motorola. Under the developer's agreement, the Company committed to pay GI $10.0 million in development fees for certain services to be performed by GI. These fees will be paid out in quarterly installments over a three-year period. Approximately $556,000 and $3.6 million was expensed in fiscal 1999 and fiscal 2000, respectively. Under the manufacturer's agreement, the Company agreed to pay to GI a "commission" on all GI terminals deployed by network operators with the Company's products on them. However, the commissions only become effective after specific sales thresholds are met. Prior to attaining those thresholds, no commissions are due to GI on these sales. In connection with this commission, GI has committed to the Company that certain volumes of GI terminals will be sold. After the three year period is over, GI may be required to pay the Company for any shortfall of terminal sales below committed volume levels.

                             LIBERATE TECHNOLOGIES

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)
SUN MICROSYSTEMS

    In May 1999, the Company entered into an agreement with Sun Microsystems ("Sun") to transfer their NC Navigator and NC Administration Server software to Sun while retaining the right to ship, support and maintain these products for existing customers using this technology. Although the Company does not intend to actively pursue new sales opportunities in the corporate network computer market, outside of this market they intend to continue developing new products based on this technology. In each of fiscal 1999 and fiscal 2000, sales of these products and related services accounted for $2.5 million of total revenues. Sun has also agreed to co-develop television set-top box technology with the Company, which will be distributed pursuant to a non-exclusive license with Sun.

    During the first quarter of fiscal 2000, the Company signed an amendment to the Technology License and Distribution Agreement with Sun. This amendment called for us to pay certain minimum royalties and support fees in exchange for the right to certain Sun technology and to maintain the status as a preferred vendor of Sun. Minimum guaranteed royalties and support fees of approximately $3.8 million are to be paid to Sun through the period ended December 31, 2004. Approximately $583,000 of royalty and support expenses related to this agreement were recorded in fiscal 2000.

LEGAL MATTERS

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

    As part of the Company's acquisition of the Virtual Modem software product and related assets and technology of SourceSuite described in Note 4, the Company acquired certain patents that were the subject of a patent infringement lawsuit. This lawsuit was initially brought by Interactive Channel
Technologies, Inc. and SMI Holdings, Inc., affiliated companies of SourceSuite, against Worldgate Communications, Inc. in May 1998. The patent infringement claims have been assigned to the Company as a result of the merger with SourceSuite. In June 1998, Worldgate filed a counterclaim against the plaintiffs and Source Media, Inc., a shareholder of SourceSuite, alleging among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. The case is still in the discovery stage. Briefing on the patent claim construction issues has commenced, and a hearing on such claims has been scheduled for September 25, 2000. The Company believes that the patent infringement claims against Worldgate are valid and intends to continue to vigorously prosecute this action. In addition, the

                             LIBERATE TECHNOLOGIES

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Company has agreed to defend Interactive Channel, SMI Holdings and Source Media against the cross-complaint brought by Worldgate.

7. CONVERTIBLE PREFERRED STOCK

    Since inception, Liberate has issued 66,178,670 shares of preferred stock. All outstanding shares of preferred stock were converted into shares of common stock upon the closing of the Company's initial public offering (IPO) in August 1999. Additionally, all outstanding warrants to purchase preferred stock were converted to warrants to purchase common stock. Upon closing of the IPO, Liberate authorized 20,000,000 shares of undesignated preferred stock for future issuance.

    The Company had the following number of shares of each series of convertible preferred stock:

                                                        AS OF MAY 31, 1999
                                                     -------------------------
                                                       SHARES        AMOUNT
                                                     ----------   ------------
Series A preferred stock...........................  28,333,300   $ 11,412,000
Series A-1 preferred stock.........................   6,969,694     23,000,000
Series B preferred stock...........................   4,641,516     15,663,000
Series C/C-1 preferred stock.......................  15,594,236     44,156,000
Series D preferred stock...........................          --             --
Series E preferred stock...........................  10,416,652     47,490,000
                                                     ----------   ------------
                                                     65,955,398   $141,721,000
                                                     ==========   ============

8. COMMON STOCK

    The Company has authorized 200,000,000 shares of common stock. At May 31, 2000, the Company has reserved the following shares of authorized, but unissued shares of common stock for future issuance:

Employee stock purchase plan................................   1,377,432
Warrants....................................................   4,366,660
Stock options...............................................  14,057,801
                                                              ----------
                                                              19,801,893
                                                              ==========

WARRANT AGREEMENTS

    In fiscal year 1999, the Company entered into letter agreements with several network operators whereby it agreed to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock which are exercisable if those network operators satisfy certain milestones. The value of the warrants is estimated using the Black-Scholes model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to the establishment of a performance commitment. The value of the warrants is recorded primarily as a noncurrent asset on the accompanying consolidated balance sheet and will be amortized over the estimated economic life of the arrangements with the network operators.

                             LIBERATE TECHNOLOGIES

8. COMMON STOCK (CONTINUED)

    As of May 31, 2000, warrants to purchase up to 2,336,660 shares of our common stock were earned by these network operators. The fair market value of these warrants at the time they were earned was $117.2 million. As of May 31, 2000, accumulated amortization for the warrants was $10.8 million. If the remaining warrants are earned, we will be required to record significant non-cash accounting expenses related to these warrants. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price.

STOCK SPLITS

    In May 1999, the Company's Board of Directors approved a one-for-six reverse stock split of the Company's outstanding shares of common and preferred stock which was declared effective on July 26, 1999. All share and per share information included in the accompanying consolidated financial statements and notes have been adjusted retroactively to reflect this reverse stock split.

    On December 21, 1999 the Company announced a two-for-one stock split in the form of a stock dividend which was declared effective January 14, 2000. At the effective date of the stock split, the number of shares of Liberate's common stock outstanding increased to approximately 83,600,000 shares. All share and per share information included in the accompanying consolidated financial statements and notes have been adjusted retroactively to reflect this split.

INITIAL PUBLIC OFFERING

    On August 2, 1999, Liberate completed its initial public offering in which it sold 12,500,000 shares of common stock at $8 per share. Liberate sold an additional 902,100 shares of common stock at $8 per share related to the exercise of the underwriters' overallotment. The total aggregate proceeds from these transactions were $107.2 million. Underwriters' discounts and other related costs were $9.4 million, resulting in net proceeds of $97.8 million.

PRIVATE PLACEMENT WITH LUCENT TECHNOLOGIES

    In June 1999, the Company entered into a stock purchase agreement with Lucent Technologies ("Lucent") under which, contingent upon and immediately following consummation of the sale of shares in the IPO, Lucent agreed to invest $12.5 million in a private placement of shares of the Company's common stock at a price per share equal to 96% of the IPO price.

SECONDARY OFFERING

    On February 24, 2000, Liberate completed a secondary public offering in which it sold 2,890,000 shares of common stock at $108 per share. Proceeds from this transaction were $312.1 million. Underwriters' discounts and other related costs were $14.9 million, resulting in net proceeds of $297.2 million.

9. STOCK PLANS

OPTION ASSUMED FOR NAVIO

    In connection with the Company's acquisition of Navio, each outstanding option to purchase shares of Navio common stock was automatically converted into an option to purchase convertible preferred stock of the Company based upon the conversion ratio.

                             LIBERATE TECHNOLOGIES

9. STOCK PLANS (CONTINUED)
    Options assumed are immediately exercisable and the shares of stock issued upon exercise that are unvested are subject to repurchase, at the original purchase price, by the Company upon the termination of the optionholders' service to the Company. The Company's repurchase right expires generally at the rate of 25% of the original grant, commencing 12 months after the date of grant or employment, and in monthly increments over the following 36 months.

    At May 31, 2000, the Navio plan had 850,842 options outstanding at a weighted average exercise price of $0.64 per share, of which 296,759 options were vested. Also at May 31, 2000, an additional 4,544 options were outstanding, specifically for Navio vendors, at a weighted average exercise price of $0.18 per share, of which 4,033 options were vested.

1996 STOCK OPTION PLAN

    On October 1, 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, provides for the grant of both incentive and non-qualified stock options to employees, consultants and directors for the purchase of up to 11,666,666 shares of Series A common stock. Incentive stock options may only be granted to employees.

    The exercise price of incentive stock options cannot be less than the fair market value of the common stock on the grant date, as determined by the board of directors. The 1996 Plan also provides for holders of non-qualified options to purchase shares at not less than 85% of the fair market value on the grant date. The term of the incentive and non-qualified stock options is generally ten years from the date of grant or a shorter term as provided in the option agreement. Options generally vest over four years.

1999 EQUITY INCENTIVE PLAN

    In May 1999, the Board of Directors adopted, and the stockholders approved, the Company's 1999 Equity Incentive Plan (the "1999 Plan"). The types of awards that may be made under the 1999 Plan are options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Any shares not yet issued under the Company's 1996 Stock Option Plan as of the date of the Company's initial public offering were available for grant under the 1999 Plan (approximately 3,051,498 shares), plus, commencing on June 1, 2000, annual increases equal to the lesser of 6,000,000 shares or 5% of the outstanding common shares on such date. The exercise price for all incentive stock options and nonstatutory stock options may not be less than 100% or 85%, respectively, of the fair market value of the Company's common stock on the date of grant. The options vest over four years and have a term of ten years.

    The Company accounts for outstanding stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In accordance with APB No. 25, no compensation expense has been recognized related to options granted to employees except as discussed below in "Deferred Stock Compensation," as all employee options were granted with an exercise price equal to the fair market value of the underlying stock. If compensation cost had been

                             LIBERATE TECHNOLOGIES

9. STOCK PLANS (CONTINUED)
determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss would have been as follows:

                                                      YEARS ENDED MAY 31,
                                                -------------------------------
                                                  1998       1999       2000
                                                --------   --------   ---------
                                                        (in thousands)
Net loss--as reported.........................  $(94,391)  $(33,053)  $ (80,771)
                                                ========   ========   =========
Net loss--pro forma...........................  $(94,415)  $(36,446)  $(112,632)
                                                ========   ========   =========

    Pursuant to the provisions of SFAS No. 123, the fair value of options granted was estimated on the grant date using the Black-Scholes option pricing model and the following assumptions:

                                                    YEARS ENDED MAY 31,
                                           --------------------------------------
                                              1998         1999          2000
                                           ----------   ----------   ------------
Risk-free interest rate..................       5.56%        4.75%          6.09%
Average expected life of option..........  2.83 years   3.97 years     4.62 years
Dividend yield...........................          0%           0%             0%
Volatility of common stock...............          0%          70%           146%
Weighted average fair value of options
  granted................................  $     0.08   $     4.32   $      35.36

    Stock option activity under the 1996 Plan and the 1999 Plan is summarized below:

                                                                          WEIGHTED
                                                OPTIONS                   AVERAGE
                                               AVAILABLE      OPTIONS     EXERCISE
                                               FOR GRANT    OUTSTANDING    PRICE
                                               ----------   -----------   --------
Balance at May 31, 1997......................   2,733,398    2,266,602     $ 0.30
  Granted....................................  (2,631,924)   2,631,924     $ 1.69
  Exercised..................................          --     (426,624)    $ 0.38
  Cancelled..................................   1,610,492   (1,610,492)    $ 0.60
                                               ----------   ----------     ------
Balance at May 31, 1998......................   1,711,966    2,861,410     $ 1.40
  Authorized.................................   6,666,666           --         --
  Granted....................................  (4,303,458)   4,303,458     $ 3.21
  Exercised..................................          --     (356,300)    $ 1.08
  Cancelled..................................     655,612     (655,612)    $ 1.70
                                               ----------   ----------     ------
Balance at May 31, 1999......................   4,730,786    6,152,956     $ 2.65
  Granted....................................  (4,043,785)   4,043,785     $37.76
  Exercised..................................          --   (1,226,194)    $ 1.95
  Cancelled--1996 Plan.......................      60,752     (738,108)    $ 3.29
  Cancelled--1999 Plan.......................      12,000      (12,000)    $77.29
                                               ----------   ----------     ------
Balance at May 31, 2000......................     759,753    8,220,439     $19.86
                                               ==========   ==========     ======

    Additionally, on October 15, 1998, the Company issued non-qualified stock options outside of the Plan to an executive officer and to an outside director for the purchase of 4,999,998 shares of the

                             LIBERATE TECHNOLOGIES

9. STOCK PLANS (CONTINUED)
Company's common stock at a price of $2.55 per share. As of May 31, 2000, options to purchase 4,222,223 shares were still outstanding, of which 1,409,722 shares were vested. The options vest over four years and have a term of ten years.

    A summary of all outstanding options, including those assumed in connection with the Navio acquisition, to purchase common stock and preferred stock at May 31, 2000 is as follows:

                                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                            ---------------------------------------   -------------------------
                                              WEIGHTED
                                NUMBER         AVERAGE     WEIGHTED       NUMBER       WEIGHTED
                            OUTSTANDING AS    REMAINING    AVERAGE    EXERCISABLE AS   AVERAGE
    RANGE OF EXERCISE         OF MAY 31,     CONTRACTUAL   EXERCISE     OF MAY 31,     EXERCISE
          PRICE                  2000           LIFE        PRICE          2000         PRICE
-------------------------   --------------   -----------   --------   --------------   --------
        $ 0.18 -- $  1.95      1,893,351         7.10       $ 1.12      1,234,356       $ 0.83
        $ 2.25 -- $  2.85      5,514,847         8.37       $ 2.53      1,756,669       $ 2.54
        $ 3.75 -- $  6.00      3,564,382         8.94       $ 4.32        507,557       $ 3.82
        $ 7.50 -- $ 44.00      1,017,123         9.52       $31.08          1,000       $21.88
        $49.19 -- $123.00      1,308,345         9.72       $85.23          6,250       $96.38
                              ----------         ----       ------      ---------       ------
                              13,298,048         8.56       $13.13      3,505,832       $ 2.29
                              ==========         ====       ======      =========       ======

DEFERRED STOCK COMPENSATION

    In connection with the grant of certain stock options to employees in fiscal 1999 and fiscal 2000, the Company recorded deferred compensation of $7.1 million and $1.6 million, respectively, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity. Approximately $507,000 and $2.1 million was expensed during the years ended May 31, 1999 and 2000, respectively, and the balance will be expensed ratably over the period the options vest (generally four years). Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an optionholder's services.

1999 EMPLOYEE STOCK PURCHASE PLAN

    In May 1999, the Board of Directors adopted, and the stockholders approved, the Company's 1999 Employee Stock Purchase (the "1999 Purchase Plan"). A total of 1,666,666 shares of common stock has been reserved for issuance under the 1999 Purchase Plan, plus, commencing on June 1, 2000, annual increases equal to the lesser of 1,666,666 shares, 2% of the outstanding common shares on such date or a lesser amount determined by the Board of Directors. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of base cash compensation. Each participant may purchase up to 1,500 shares on any purchase date. Each offering period will have a maximum duration of 6 months. However, the first offering period commenced on the effective date of the initial public offering and ended on March 31, 2000. The price at which the common stock may be purchased is 85% of the lower of the fair market value of the Company's common stock on the date immediately before the first day of the applicable offering period or on the last day of the respective purchase period. In the case of the first offering, the price at which the common stock may be purchased is 85% of the lower of $8 per share, the price to the public in the initial public offering, or the fair market value on the purchase date. As of May 31, 2000, an

                             LIBERATE TECHNOLOGIES

9. STOCK PLANS (CONTINUED)
aggregate of 1,666,666 shares of common stock had been reserved under the Plan, of which 1,377,432 shares remained available for issuance. Employees purchased 289,234 shares in fiscal year 2000.

10. INCOME TAXES

    The Company and Oracle have entered into a tax sharing agreement effective August 12, 1997. Under the terms of the agreement, the Company is responsible for its share of Oracle's consolidated tax liability, computed as if the Company had filed a separate return. Further, if the Company would have no tax due on a separate return basis and the inclusion of the Company's tax operating losses reduces Oracle's consolidated tax liability, Oracle will pay to the Company the tax savings generated by including the Company in its consolidated tax return. Oracle is not required to reimburse the Company for the tax savings obtained by Oracle prior to August 12, 1997. Oracle realized a tax savings of approximately $1.4 million for the period from June 1, 1997 to August 11, 1997. This amount is reflected as a tax benefit in the accompanying statement of operations and a corresponding refund of contributed capital to Oracle in the accompanying consolidated statement of stockholders' equity. Subsequent to the acquisition of Navio on August 12, 1997, the Company is no longer included in Oracle's consolidated Federal Tax Returns. For the period from August 12, 1997 to
May 31, 1998, and for the fiscal year ended May 31, 1999, Oracle realized state and local tax savings of approximately $788,000 and $781,000, respectively. These amounts are reflected as a benefit in the accompanying statement of operations and a corresponding receivable from affiliate in the accompanying consolidated balance sheets. On July 28, 1999, as a result of the initial public offering, the Company is no longer included in Oracle's combined state filings.

    Income taxes have been calculated on a separate company basis pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes". The components of the provision (benefit) for income taxes are as follows:

                                                            YEARS ENDED MAY 31,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
                                                               (in thousands)
Current:
  Federal............................................  $(1,303)    $  --       $ --
  State..............................................     (987)     (781)        --
  Foreign............................................      275       195        137
                                                       -------     -----       ----
    Total provision (benefit)........................  $(2,015)    $(586)      $137
                                                       =======     =====       ====

                             LIBERATE TECHNOLOGIES

10. INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes differs from the amounts which would result by applying the applicable statutory Federal income tax rate to income before taxes, as follows:

                                                      YEARS ENDED MAY 31,
                                                 ------------------------------
                                                   1998       1999       2000
                                                 --------   --------   --------
                                                         (in thousands)
Benefit at Federal statutory rate..............  $(33,755)  $(11,774)  $(28,222)
State income taxes, net of Federal benefit.....    (5,500)    (1,917)    (4,596)
Change in valuation allowance..................    15,162     10,926     22,537
Tax credits....................................        --         --       (580)
Nondeductible write-off of in-process research
  and development..............................    20,335         --        788
Nondeductible goodwill amortization............     1,610      2,129      8,987
Stock compensation.............................        --         --        835
Other..........................................       133         50        388
                                                 --------   --------   --------
    Total provision (benefit)..................  $ (2,015)  $   (586)  $    137
                                                 ========   ========   ========

    Components of the net deferred tax asset are as follows:

                                                           YEARS ENDED MAY 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
                                                             (in thousands)
Net operating losses.....................................  $  4,678   $ 7,788
Temporary differences....................................    16,306    34,676
Tax credits..............................................     1,434     2,491
                                                           --------   -------
Total deferred tax asset.................................    22,418    44,955
Valuation allowance......................................   (22,418)  (44,955)
                                                           --------   -------
    Total net deferred tax asset.........................  $     --   $    --
                                                           ========   =======

    A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including limited operating history of the Company, the lack of profitability to date and the uncertainty over future operating profitability.

    At May 31, 2000, the Company had federal net operating loss carryforwards of approximately $22.3 million and tax credits totaling $2.5 million. The federal net operating loss carryforwards expire at various dates between 2013 and 2020. Under current tax law, net operating loss carryforwards available to offset future operating income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

11. RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH ORACLE

    In December 1995, the Company began operations as a division of Oracle. As of May 31, 2000, Oracle owned approximately 38.9% of the outstanding common stock of the Company.

    Prior to September 1997, Oracle performed certain services and incurred certain costs for the benefit of the Company. Services provided included tax, treasury, risk management, employee benefits,

                             LIBERATE TECHNOLOGIES

11. RELATED PARTY TRANSACTIONS (CONTINUED) legal, accounting and other general corporate services. The costs of the services provided by Oracle were allocated to the Company based upon the relative headcount of the Company to the total consolidated headcount of Oracle. The charge for these services totaled approximately $250,000 for the year ended May 31, 1998. In the opinion of management, the method of allocating the costs is reasonable and the cost of the services allocated to the Company is not significantly different from the costs that would have been incurred had the Company performed these functions. Commencing in September 1997, the Company ceased obtaining these services from Oracle.

    From inception until August 1997, Oracle funded the Company's operations through an intercompany payable account. In connection with the Company's acquisition of Navio in August 1997, Oracle converted approximately $18 million of outstanding intercompany payables into 5,454,544 shares of the Company's Series A-1 preferred stock. The shares of preferred stock converted into an equal number of shares of common stock upon the closing of the Company's initial public offering. From inception until June 1, 1998, from time to time in the ordinary course of business, the Company and Oracle entered into intercompany transactions. Additionally, in fiscal 1998, Oracle contributed capital of approximately $8.1 million to the Company.

    In July 1997, the Company entered into a convertible note purchase agreement with Oracle. Under this agreement, Oracle agreed to provide up to $10.0 million for general working capital purposes, as needed, in the form of convertible notes and up to $19.2 million to fund the Company's obligations under the put/call and voting agreement, as discussed below. The convertible notes bear annual interest at 8% and are convertible, at Oracle's option, into shares of the Company's preferred stock. As of May 31, 1999, the Company had borrowed approximately $10.0 million under this arrangement, and Oracle had converted $5.0 million of the indebtedness into 1,515,150 shares of the Company's
Series A-1 preferred stock. The shares of preferred stock converted into an equal number of shares of common stock upon the closing of the Company's initial public offering. In May 1999, the Company repaid the outstanding portion of the indebtedness, totaling approximately $5.0 million. The Company does not intend to borrow additional funds under this arrangement.

    In August 1997, in connection with the acquisition of Navio, the Company entered into a put/call and voting agreement with Oracle and former Navio stockholders, including Netscape. Among other things, this agreement granted the former Navio stockholders the right, for a period of 60 days following the closing of the acquisition, to compel Oracle to purchase up to 50% of the shares received by them in the acquisition or 50% of the shares issuable under stock options assumed by the Company in the acquisition. As a result of the exercise of these put rights, Oracle purchased a total of 3,818,496 shares of the Company's Series C preferred stock. Oracle subsequently converted these shares into shares of the Series C-1 preferred stock. The shares of preferred stock converted into an equal number of shares of common stock upon the closing of the Company's initial public offering.

    The Company previously leased office space in Redwood Shores, California from Oracle under a lease that provided for monthly payments of approximately $124,000. The Company terminated the lease in September 1999. The Company also previously leased furniture and equipment for the Redwood Shores office from Oracle under a lease entered into in September 1997, as amended, that obligated the Company to make monthly payments to Oracle of approximately $57,000. In addition, the Company previously contracted for Oracle to perform maintenance and repair services at the Redwood Shores office. The furniture and equipment lease and the maintenance and repair services agreement were terminated simultaneously with the office lease.

                             LIBERATE TECHNOLOGIES

11. RELATED PARTY TRANSACTIONS (CONTINUED)
    The Company previously leased office space in Salt Lake City, Utah from Oracle under a lease that provided for monthly payments of approximately $4,000. The lease terminated in February 2000. The Company also leased furniture and equipment for the Salt Lake City office from Oracle under a furniture lease signed with Oracle in March 1999, that provides for monthly payments of approximately $750.

    The Company leases office space in London, England from Oracle under a lease that provides for monthly payments of approximately $4,200. The lease terminates in October 2000.

    During the fourth quarter of fiscal 1999, the Company entered into a lease for the office space in San Carlos, California. In connection with entering into this lease, Oracle provided a $10.0 million guaranty to the landlord. The guaranty was terminated after the closing of the Company's initial public offering on July 27, 1999.

    On November 19, 1997, the Company's Board of Directors waived the Company's right of first offer with respect to 663,074 shares of Series B preferred stock offered for sale by Sony Corporation. Subsequently, such shares were acquired by Oracle.

    The Company has entered into a Services Agreement dated March 5, 1998 with Oracle. Pursuant to the Services Agreement, Oracle provides professional services to certain of the Company's customers.

    The Company has entered into a Technology License Agreement with Oracle in fiscal 1998. Pursuant to the Technology License Agreement, Oracle may promote, market and distribute sublicenses of the Company's products through its worldwide distribution channels for a period of three years.

    During fiscal 1999 and fiscal 2000, the Company paid approximately $243,000 and $107,000, respectively, to Oracle Japan for commissions related to the license of software.

    In August 1997, the Company entered into a tax allocation and indemnity agreement with Oracle. This agreement provides for the Company's consolidation into Oracle's tax group for income tax payment purposes. Under the agreement, the Company's tax liability is computed as if the Company had filed a separate return for amounts due in certain state and local jurisdictions. As a member of Oracle's tax group, the Company is allocated a share of the aggregate tax liability of the group. The agreement provides that Oracle will indemnify the Company for penalties or other damages attributed to the failure of Oracle to make timely filings or to make timely or full payments, provided that the Company pay the allocated share and provide necessary information on a timely basis. Under the agreement, Oracle owes the Company, as of May 31, 2000, approximately, $923,000 for use of tax losses. Since the effective date of the Company's initial public offering, upon which Oracle's ownership percentage was reduced to less than 50%, the Company's results are no longer included in any of Oracle's consolidated state tax returns, and the Company will no longer receive a tax benefit from Oracle.

TRANSACTIONS WITH NETSCAPE AND AMERICA ONLINE

    As a result of the acquisition of Navio in August 1997, Netscape became a stockholder of the Company. In March 1999, Netscape became a wholly-owned subsidiary of America Online ("AOL"), one of the Company's customers. As of May 31, 2000, AOL owned approximately 7.48% of the outstanding common stock of the Company.

                             LIBERATE TECHNOLOGIES

11. RELATED PARTY TRANSACTIONS (CONTINUED)
    Navio entered into a Source Code License Agreement with Netscape ("Netscape Source Code License") dated July 9, 1996, as amended on April 6, 1998 and September 28, 1998. In connection with the Company's acquisition of Navio and pursuant to a letter agreement dated May 16, 1997, Netscape consented to the assignment of the Netscape Source Code License from Navio to the Company. Pursuant to such letter agreement, Netscape and Oracle also agreed that the Company's products would be distributed pursuant to an OEM License Agreement by and between Netscape and Oracle dated October 17, 1996. Pursuant to this agreement, the Company has the right to use approximately $1.0 million in prepaid royalties with Netscape. As of May 31, 2000, the Company has used approximately $40,000 of these royalties. In addition, the Company has paid AOL approximately $575,000 in support fees under this agreement.

    Under a letter agreement executed in December 1997 in connection with the source code license agreement with Netscape and the April 1998 amendment to the source code license agreement, as of May 31, 2000, the Company has paid Netscape approximately $200,000 for the purchase of rights and licenses.

    The Company and Netscape are also co-sublessors of real property located in Sunnyvale, California. Netscape and Navio originally leased the property in November 1996, and Navio's rights and duties under the lease were assigned to the Company in connection with the Company's acquisition of Navio. Subsequently, the property was subleased to a third party. The lease terminates in November 2001.

    As a result of all of the agreements with Netscape described above, the Company has recognized expenses totaling approximately $401,000, $687,000 and $430,000 in each of the fiscal years ended May 31, 1998, 1999 and 2000, respectively.

    The Company entered into a trial license and support agreement with AOL in July 1998, which terminated upon the execution of a technology license and support agreement entered into in August 1998. The Company also entered into a source code access agreement in August 1998, which also terminated upon the execution of the technology license and support agreement. In addition, the Company entered into a consulting services agreement in February 1999 with AOL, under which new product features are being developed. As of May 31, 2000, the Company has received payments from AOL under all these agreements aggregating approximately $6.7 million.

    The Company recognized 1%, 10% and 9%, or approximately $139,000,
$1.7 million and $2.6 million of total revenues from revenue transactions with related parties during the fiscal years ended May 31, 1998, 1999 and 2000, respectively.

12. THIRD PARTY FINANCING AGREEMENTS

    On November 12, 1997, the Company entered into a Convertible Promissory Note (the "Notes") Purchase and Cooperation Agreement (the "Agreement") with a third party investor (the "Investor").

    The Agreement was for the sale of up to three $4.0 million Notes that are convertible into Series D convertible preferred stock. During the year ended May 31, 1998, the Company sold the first Note of $4.0 million. The Note bears interest at the lesser of 5% or the maximum interest rate permitted under applicable Federal and state laws. The Note automatically converted on the consummation of the Company's initial public offering.

    In the Agreement, the investor agreed to fund $3.0 million of the Company's non-recurring engineering ("NRE") efforts through December 31, 1999. The Company recognizes the NRE revenue as services are performed and recognized approximately $72,000, $871,000 and $1.3 million of revenue during the years ended May 31, 1998, 1999 and 2000, respectively. In consideration of the funding, the Company agreed to pay the investor a royalty for each license of the Company's software incorporating that technology, up to a maximum of $3.9 million. The obligation to pay the royalty terminates four years after the first commercial shipment of hardware implementing the Company's software.

13. RETIREMENT PLAN

    The Company has a retirement plan under Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company may make contributions to the plan at the discretion of the Board of Directors. To date, no such contributions have been made by the Company.

14. SUBSEQUENT EVENTS

ACQUISITION OF MORECOM

    In June 2000, the Company acquired MoreCom. In connection with the acquisition, the Company issued and/or reserved for issuance an aggregate of 8,030,059 shares of common stock in exchange for all of the outstanding stock and options of MoreCom. The acquisition was accounted for as a purchase. The fair market value of the equity securities issued in the acquisition was approximately $504.2 million.

    Also in connection with the acquisition, the Company expects to expense up to $22.4 million of acquired in-process research and development, which in the opinion of the Company's management, has not reached technological feasibility and has no alternative future use. The Company also expects to record goodwill and other intangibles of up to $520.2 million to be amortized over an estimated economic life of three years.

ISSUANCE OF COMMON STOCK

    On July 16, 2000, Cisco Systems agreed to purchase 3,963,780 shares of Liberate common stock at approximately $25.23 per share, resulting in aggregate cash proceeds to Liberate of $100.0 million.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                                                                   DEDUCTIONS,
                                                      BALANCE AT   ADDITIONS-                  BALANCE
                                                      BEGINNING    RETURNS AND                AT END OF
DESCRIPTION                                            OF YEAR     PROVISIONS    WRITE-OFFS     YEAR
-----------                                           ----------   -----------   ----------   ---------
Allowance for doubtful accounts
  Year ending May 31, 2000..........................     $247          $226         $ 37        $436
  Year ending May 31, 1999..........................      278           220          251         247
  Year ending May 31, 1998..........................        1           329           52         278

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
         2.1            Agreement and Plan of Merger, dated May 16, 1997, between
                          Liberate and Navio. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
         2.2            Merger Agreement and Plan of Reorganization with SourceSuite
                          LLC, dated January 12, 2000. (Incorporated by reference to similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-95139).)
         2.3            Plan and Agreement of Reorganization with MoreCom, Inc.,
                          dated March 27, 2000. (Incorporated by reference to
                          similarly numbered exhibit to the Form 8-K filed by the
                          Registrant on July 7, 2000).
         2.4            Amendment No. 1 to Plan and Agreement of Reorganization with
                          MoreCom, Inc. (Incorporated by reference to similarly
                          numbered exhibit to the Form 8-K filed by the Registrant
                          on July 7, 2000).
         3.1            Amended and Restated Bylaws of Liberate. (Incorporated by
                          reference to Exhibit 3.4 to the Registration Statement on
                          Form S-1 filed by the Registrant (Reg. No. 333-78781).)
         3.2            Sixth Amended and Restated Certificate of Incorporation of
                          Liberate. (Incorporated by reference to Exhibit 3.5 to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
         4.1            Specimen Certificate of Liberate's common stock.
                          (Incorporated by reference to similarly numbered exhibit
                          to the Registration Statement on Form S-1 filed by the
                          Registrant (Reg. No. 333-78781).)
         9.1            Voting Agreement, dated May 12, 1999, among Liberate,
                          Oracle, Comcast Technology, Cox Communications and
                          MediaOne Interactive Services. (Incorporated by reference
                          to similarly numbered exhibit to the Registration
                          Statement on Form S-1 filed by the Registrant (Reg. No.
                          333-78781).)
        10.1            Form of Indemnification Agreement entered into between
                          Liberate and its directors and executive officers.
                          (Incorporated by reference to similarly numbered exhibit
                          to the Registration Statement on Form S-1 filed by the
                          Registrant (Reg. No. 333-78781).)
        10.2            Network Computer, Inc. 1996 Stock Option Plan, and form of
                          Option Agreement. (Incorporated by reference to similarly
                          numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.3            Navio Communications, Inc. 1996 Stock Option Plan and form of Option Agreement. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.4            Navio Communcations, Inc. Non-Qualified Option Plan, and
                          form of Option Agreement. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.5            1999 Equity Incentive Plan. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.6            1999 Employee Stock Purchase Plan. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.7            Employment Agreement between Liberate and Mitchell E.
                          Kertzman, dated October 12, 1998, as amended, and
                          January 5, 2000. (Incorporated by reference to similarly
                          numbered exhibit to the Registration Statement on
                          Form S-1 filed by the Registrant (Reg. No. 333-95139).)
        10.8            Employment Agreement, dated October 17, 1997, with Wei Yen, as amended. (Incorporated by reference to similarly
                          numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        10.9            Settlement Agreement and Release of Claims, dated October 8,
                          1998, with Wei Yen. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.10           Settlement Agreement and General Release of All Claims,
                          dated March 16, 1998, between Jerry Baker, Oracle and
                          Liberate. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.11           Employment letter between Liberate and Gordon Yamate, dated
                          March 12, 1999. (Incorporated by reference to similarly
                          numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.12           Employment letter between Liberate and Jim Peterson, dated
                          April 6, 1999. (Incorporated by reference to similarly
                          numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.13           OEM License Agreement, dated December 31, 1997, between
                          Liberate and Wind River Systems, as amended. (Incorporated by reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.14           Technology License Agreement, dated September 8, 1998,
                          between Liberate and Oracle. (Incorporated by reference to similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.15           Letter Agreement, dated May 16, 1997, among Liberate, Oracle and Navio. (Incorporated by reference to similarly
                          numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.16           Source Code License Agreement, dated July 9, 1996, between
                          Netscape and TVSoft, as amended. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.17           OEM License Agreement, dated October 17, 1996, between
                          Oracle and Netscape, as amended. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.18           Cooperation Agreement, dated July 1, 1999, between Liberate and Intel, as amended. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.19           Convertible Promissory Note, dated November 12, 1997, issued to Middlefield Ventures. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.20           Convertible Promissory Note Purchase Agreement, dated
                          November 12, 1997, entered between Liberate and
                          Middlefield Ventures. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.21           Stockholders Agreement, dated August 11, 1997, among
                          Liberate and the investors named therein. (Incorporated by reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.22           Admission Agreement, dated November 12, 1997, among Liberate and the investors named therein. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.23           Sublease Agreement for Redwood Shores office space, dated
                          September 17, 1997, between Liberate and Oracle.
                          (Incorporated by reference to similarly numbered exhibit
                          to the Registration Statement on Form S-1 filed by the
                          Registrant (Reg. No. 333-78781).)
        10.24           Maintenance Agreement for Redwood Shores office space, dated
                          September 17, 1997, between Liberate and Oracle.
                          (Incorporated by reference to similarly numbered exhibit
                          to the Registration Statement on Form S-1 filed by the
                          Registrant (Reg. No. 333-78781).)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        10.25           Furniture and Equipment Lease for Redwood Shores office
                          space, dated September 17, 1997, between Liberate and
                          Oracle. (Incorporated by reference to similarly numbered
                          exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.26           Sublease Agreement for Salt Lake City office space, dated
                          September 17, 1997, between Liberate and Oracle.
                          (Incorporated by reference to similarly numbered exhibit
                          to the Registration Statement on Form S-1 filed by the
                          Registrant (Reg. No. 333-78781).)
        10.27           Letter Agreement for London office space, dated December
                          1998, between Liberate and Oracle. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.28           Lease Agreement for Sunnyvale office space, dated November
                          4, 1996, between Navio and Netscape. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.29           Circle Star Lease Agreement for San Carlos office space,
                          dated April 27, 1999. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.30           Guaranty of Lease for San Carlos office space, dated April
                          27, 1999, between Circle Star Center Associates and
                          Oracle. (Incorporated by reference to similarly numbered
                          exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.31           Tax Allocation and Indemnity Agreement, dated August 17,
                          1997, between Liberate and Oracle. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.32           Network Computer, Inc. Stock Option Agreement, dated October
                          15, 1998, with David Roux. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.33           Network Computer, Inc. Stock Option Agreement, dated October
                          15, 1998, with Mitchell Kertzman. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.34           Series E Preferred Stock Purchase Agreement, dated May 12,
                          1999, among Liberate and the investors names therein.
                          (Incorporated by reference to similarly numbered exhibit
                          to the Registration Statement on Form S-1 filed by the
                          Registrant (Reg. No. 333-78781).)
        10.35           Stock Purchase Agreement, dated June 30, 1999, among
                          Liberate and Lucent Technologies Inc. (Incorporated by
                          reference to similarly numbered exhibit to the
                          Registration Statement on Form S-1 filed by the Registrant
                          (Reg. No. 333-78781).)
        10.36           Lease Agreement for Salt Lake City, Utah office space, dated
                          April 1, 1999 between Robert D. Kaufman and Dale E.
                          Kaufman and Liberate. (Incorporated by reference to
                          similarly numbered exhibit to the Registration Statement
                          on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
        10.37           Master Lease Agreement, dated August 2, 1999, with Steelcase
                          Financial Services, Inc. (Incorporated by reference to
                          similarly numbered exhibit to the Form 10-Q filed by the
                          Registrant on October 13, 1999).
        10.38           Irrevocable Letter of Credit dated September 3, 1999 and
                          Standby Letter of Credit Agreement. (Incorporated by
                          reference to similarly numbered exhibit to the Form 10-Q
                          filed by the Registrant on October 13, 1999).
        10.39           Employment letter between Liberate and Coleman Sisson, dated
                          November 5, 1999. (Incorporated by reference to Exhibit
                          10.39 to the Form 10-Q filed by the Registrant on January
                          14, 2000).
        10.40           Sublease Agreement for One Circle Star Way office space,
                          dated December 22, 1999 between Liberate and ThirdVoice,
                          Inc. (Incorporated by reference to similarly numbered
                          exhibit to the Form 10-Q filed by the Registrant on April
                          13, 2000).
        10.41           Sublease Agreement for One Circle Star Way office space,
                          dated February 17, 2000 between Liberate and
                          Charitableway.com. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant
                          on April 13, 2000).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        10.42           Amendment to Employment Agreement between Liberate and
                          Coleman Sisson, dated February 28, 2000. (Incorporated by
                          reference to similarly numbered exhibit to the Form 10-Q
                          filed by the Registrant on April 13, 2000).
        10.43           Stock Purchase Agreement dated July 16, 2000, between Cisco
                          Systems, Inc. and Liberate. (Incorporated by reference to
                          similarly numbered exhibit to the Form 8-K filed by the
                          Registrant on July 28, 2000).
        10.44           Employment letter between Liberate and Philip A. Vachon,
                          dated June 30, 2000.
        21.1            Subsidiaries of Liberate, as amended.
        23.1            Consent of Independent Public Accountants, Arthur Andersen
                          LLP.
        27.1            Financial Data Schedule.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.