Form 10-Q
period 2000-08-31
LIBERATE TECHNOLOGIES
filed 2000-10-12
CIK 1085776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended AUGUST 31, 2000

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                  to
                                        ------------      ---------------


                        COMMISSION FILE NUMBER 000-26565

                       ----------------------------------

                              LIBERATE TECHNOLOGIES
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       94-3245315
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
     of Incorporation)



2 CIRCLE STAR WAY, SAN CARLOS, CALIFORNIA                94070-6200
  (Address of principal executive office)                (Zip Code)


                                 (650) 701-4000
              (Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



       103,029,219 shares of the Registrant's common stock were outstanding as of September 30, 2000.

--------------------------------------------------------------------------------

                              LIBERATE TECHNOLOGIES

                                    FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 31, 2000

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets at August 31, 2000 and
                    May 31, 2000.....................................................................       1
                Condensed Consolidated Statements of Operations and Comprehensive Loss
                    for the Three Months Ended August 31, 2000 and 1999..............................       2
                Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                    August 31, 2000 and 1999.........................................................       3
                Notes to Condensed Consolidated Financial Statements.................................       4

       Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................       8

       Item 3.  Quantitative and Qualitative Disclosure About Market Risk............................      25

PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings....................................................................      25

       Item 2.  Changes in Securities and Use of Proceeds............................................      26

       Item 3.  Defaults in Securities...............................................................      26

       Item 4.  Submission of Matters to a Vote of Security Holders..................................      26

       Item 5.  Other Information....................................................................      26

       Item 6.  Exhibits and Reports on Form 8-K.....................................................      26

       Signature.....................................................................................      28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              LIBERATE TECHNOLOGIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                    Unaudited

                                                                            AUGUST 31,          MAY 31,
                                                                               2000              2000
                                                                          --------------     --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..........................................     $   176,752        $   132,962
   Short-term investments.............................................         190,714            176,053
   Accounts receivable, net ..........................................           4,681              3,058
   Receivable from affiliate, net.....................................             576                543
   Prepaid expenses and other current assets..........................           9,469              6,054
                                                                          --------------     --------------
     Total current assets.............................................         382,192            318,670
Property and equipment, net...........................................          13,994             12,759
OTHER ASSETS:
   Restricted cash....................................................           8,788              8,788
   Long-term investments..............................................         144,215            121,607
   Warrants...........................................................         100,406            106,127
   Purchased intangibles, net.........................................         598,725            177,482
   Other..............................................................             619                754
                                                                          --------------     --------------
       Total assets...................................................     $ 1,248,939        $   746,187
                                                                          ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable...................................................     $     2,240        $     1,759
   Accrued payroll and related expenses...............................           3,634              4,303
   Accrued liabilities................................................          16,445             10,290
   Current portion of capital leases..................................             594                607
   Deferred revenues..................................................          64,219             69,132
                                                                          --------------     --------------
       Total current liabilities......................................          87,132             86,091
Capital lease obligations, net of current portion.....................             857              1,019
Long-term debt........................................................           1,089                910
                                                                          --------------     --------------
       Total liabilities..............................................          89,078             88,020
                                                                          --------------     --------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY:
   Common stock.......................................................           1,028                909
   Contributed and paid-in capital....................................       1,392,455            803,400
   Warrants...........................................................          89,770             89,770
   Deferred stock compensation........................................          (5,022)            (5,583)
   Stockholder notes receivable.......................................              (8)                (8)
   Accumulated other comprehensive income.............................             340                162
   Accumulated deficit................................................        (318,702)          (230,483)
                                                                          --------------     --------------
       Total stockholders' equity ....................................       1,159,861            658,167
                                                                          --------------     --------------
       Total liabilities and stockholders' equity.....................     $ 1,248,939        $   746,187
                                                                          ==============     ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              LIBERATE TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)
                                    Unaudited

                                                                                THREE MONTHS ENDED
                                                                          --------------------------------
                                                                           AUGUST 31,        AUGUST 31,
                                                                              2000              1999
                                                                          --------------   ---------------
REVENUES:
   License and royalty................................................     $     4,576      $     1,482
   Service............................................................           4,828            3,806
                                                                          --------------   ---------------
     Total revenues...................................................           9,404            5,288
                                                                          --------------   ---------------

COST OF REVENUES:
   License and royalty................................................             611              522
   Service............................................................           5,333            5,562
                                                                          --------------   ---------------
     Total cost of revenues...........................................           5,944            6,084
                                                                          --------------   ---------------
     Gross margin.....................................................           3,460             (796)
                                                                          --------------   ---------------

OPERATING EXPENSES:
   Research and development...........................................          12,094            5,342
   Sales and marketing................................................           5,024            3,216
   General and administrative.........................................           2,582            1,424
   Amortization of purchased intangibles..............................          50,261            1,521
   Amortization of warrants...........................................           6,046              359
   Amortization of deferred stock compensation........................             499              504
   Acquired in-process research and development.......................          22,425               --
                                                                          --------------   ---------------
     Total operating expenses.........................................          98,931           12,366
                                                                          --------------   ---------------
     Loss from operations.............................................         (95,471)         (13,162)
Interest income, net..................................................           7,656              995
Other expenses, net...................................................            (200)            (298)
                                                                          --------------   ---------------
     Loss before income tax provision.................................         (88,015)         (12,465)
Income tax provision..................................................             204               41
                                                                          --------------   ---------------
     Net loss.........................................................         (88,219)         (12,506)
Foreign currency translation adjustment...............................             178              (15)
                                                                          --------------   ---------------
     Comprehensive loss...............................................     $   (88,041)     $   (12,521)
                                                                          ==============   ===============

Basic and diluted net loss per share..................................     $     (0.90)     $     (0.45)
                                                                          ==============   ===============
Shares used in computing basic and diluted net loss
     per share........................................................          98,464           27,553
                                                                          ==============   ===============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              LIBERATE TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                     THREE MONTHS ENDED
                                                                                -----------------------------
                                                                                 AUGUST 31,      AUGUST 31,
                                                                                    2000            1999
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ......................................................................   $ (88,219)   $ (12,506)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...............................................      51,415        1,870
     Amortization of warrants ....................................................       6,046          359
     Provision for doubtful accounts .............................................          --           75
     Write-off of acquired in-process research and development ...................      22,425           --
     Loss on disposal of property and equipment ..................................          --          300
     Non-cash compensation expense ...............................................         499          504
     Changes in operating assets and liabilities, net of acquisition:
       (Increase) decrease in accounts receivable ................................      (1,624)         241
       Increase in receivable from affiliate, net ................................         (33)        (507)
       Increase in prepaid expenses and other current assets .....................      (3,721)        (612)
       (Increase) decrease in other assets .......................................         133         (544)
       Increase (decrease) in accounts payable ...................................         481         (618)
       Decrease in accrued liabilities ...........................................      (2,268)        (702)
       Decrease in accrued payroll and related expenses ..........................        (669)         (92)
       Decrease in deferred revenues .............................................      (4,913)      (3,170)
       Increase in other long-term liabilities ...................................         177           --
                                                                                     ---------    ---------
         Net cash used in operating activities ...................................     (20,271)     (15,402)
                                                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...........................................      (1,564)      (2,515)
   Proceeds from maturities of investments .......................................      36,059           --
   Purchase of investments .......................................................     (73,328)     (44,145)
   Cash acquired in MoreCom acquisition ..........................................       1,500           --
                                                                                     ---------    ---------
          Net cash used in investing activities ..................................     (37,333)     (46,660)
                                                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial public offering, net ....................................          --       97,970
   Proceeds from private placement, net ..........................................     100,000       12,125
   Proceeds from exercise of stock options .......................................       1,391          789
   Principal payments on capital lease obligations ...............................        (175)          --
                                                                                     ---------    ---------
         Net cash provided by financing activities ...............................     101,216      110,884
                                                                                     ---------    ---------
Effect of exchange rate changes on cash ..........................................         178          (15)
                                                                                     ---------    ---------
Net increase in cash and cash equivalents ........................................      43,790       48,807
Cash and cash equivalents, beginning of period ...................................     132,962       33,657
                                                                                     ---------    ---------
Cash and cash equivalents, end of period .........................................   $ 176,752    $  82,464
                                                                                     =========    =========
SUPPLEMENTAL NON-CASH ACTIVITIES:
Conversion of debt and accrued interest to equity ................................   $      --    $   4,343
                                                                                     =========    =========
Deferred stock compensation ......................................................   $      --    $   1,426
                                                                                     =========    =========
Issuance of warrants for common stock in connection with network operator
   agreements.....................................................................   $      --    $   2,165
                                                                                     =========    =========
Issuance of stockholder notes receivable..........................................   $      --    $     101
                                                                                     =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest............................................................   $      83    $      --
                                                                                     =========    =========
 Cash paid for income taxes.......................................................   $     204    $      41
                                                                                     =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              LIBERATE TECHNOLOGIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 1. BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements include the accounts of Liberate Technologies ("Liberate" or "the Company") and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. These financial statements have been prepared by Liberate, without audit, and reflect all adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. However, they omit certain information and footnote disclosures necessary to conform to generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in Liberate's Form 10-K filed with the Securities and Exchange Commission on August 25, 2000. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

       RECENT ACCOUNTING PRONOUNCEMENTS. In March 2000, the FASB's Emerging Issue Task Force ("EITF") reached a consensus on EITF 00-2, "Accounting for Web Site Development Costs". EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. The EITF is effective in the second quarter of fiscal 2001. The Company does not believe that the adoption of EITF 00-2 will have a material effect on its financial position or results of operations.

NOTE 2. OFFERINGS OF COMMON STOCK

       COMMON STOCK. On July 19, 2000, Cisco Systems purchased 3,963,780 shares of the Company's common stock at approximately $25.23 per share, resulting in aggregate cash proceeds to the Company of approximately $100.0 million.

       During the quarter ended August 31, 2000, Liberate issued 657,191 shares of common stock to employees, external consultants and other service providers upon the exercise of stock options.

       WARRANTS. In fiscal year 1999, the Company entered into letter agreements with several network operators whereby it agreed to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock which are exercisable if those network operators satisfy certain milestones. The value of the warrants is estimated using the Black-Scholes model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to the establishment of a performance commitment. The value of the warrants is recorded primarily as a noncurrent asset on the accompanying condensed consolidated balance sheet and will be amortized over the estimated economic life of the arrangements with the network operators.

       As of August 31, 2000, warrants to purchase up to 2,336,660 shares of the Company's common stock were earned by these network operators. The fair market value of these warrants at the time they were earned was $117.2 million. Amortization of warrants was approximately $360,000 and $6.0 million for the quarters ended August 31, 1999 and 2000, respectively. This increase was primarily due to amortization related to additional warrants earned since the quarter ended August 31, 1999.

       If the remaining warrants are earned, the Company will be required to record significant non-cash accounting expenses related to these warrants. As a result, the Company could incur net losses or increased net losses for a given period and this could seriously harm the operating results and stock price of the Company.

NOTE 3. SEGMENT INFORMATION

       The Company operates solely in one segment - the development, manufacturing and sale of information appliance software for consumer, corporate and educational marketplaces. As of August 31, 2000, the Company's long-term assets were located primarily in the United States. The Company's revenues by geographic area are as follows:

                                                                                THREE MONTHS ENDED
                                                                          -------------------------------
                                                                           AUGUST 31,       AUGUST 31,
                                                                              2000             1999
                                                                          --------------   --------------
                                                                                  (in thousands)
     United States......................................................       $ 3,971          $ 2,782
     England............................................................         3,297              960
     Japan..............................................................           521              797
     Canada.............................................................           435               53
     Other..............................................................         1,180              696
                                                                          -------------    --------------
     Total revenues.....................................................       $ 9,404          $ 5,288
                                                                          ==============   ==============

       International revenues consist of sales to customers incorporated in foreign countries. International revenues were 58% and 47% of total revenues for each of the three months ended August 31, 2000 and August 31, 1999.

       For the three months ended August 31, 2000, three customers each provided for 10% or more of the Company's total revenues - Cable & Wireless, America Online and Telewest. For the three months ended August 31, 1999, four customers each provided for 10% or more of the Company's total revenues - Wind River, Cable & Wireless, US West and Intel.

NOTE 4. CALCULATION OF NET LOSS PER SHARE

       Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive. Previously issued preferred stock, which converted to common stock, is weighted from the time the shares were converted. At August 31, 2000, options to purchase 16,430,673 shares of common stock and warrants to purchase 2,103,328 shares of common stock were outstanding and were excluded from the calculation of net loss per share.

NOTE 5. COMMITMENTS AND CONTINGENCIES

       COMMITMENTS. In June 2000, the Company acquired MoreCom, Inc. At the closing of the acquisition, the Company assumed MoreCom's obligations under an office lease for approximately 16,000 square feet of office space in Horsham, Pennsylvania. Future minimum lease payments as of August 31, 2000 are approximately $316,000.

       The Company also entered into an additional facility lease for approximately 10,000 square feet in Salt Lake City, Utah. Future minimum lease payments are approximately $786,000. Upon commencement of this lease in October 2000, the Company intends to sublease its current 5,000 square feet facility in Salt Lake City, Utah.

       In addition, the Company committed to a lease in London, United Kingdom, for approximately 4,700 square feet. The lease is expected to be effective December 2000. Upon commencement of this new lease, the Company will terminate its current London, United Kingdom facility lease. Future minimum lease payments are expected to be approximately $1.7 million, excluding potential rent increases and any effect on foreign currency exchange rates.

       SUBLEASES. In July 2000, the Company signed an agreement with a third party to sublease approximately 25,000 square feet in the Company's headquarters building located in San Carlos, California. The sublease is for 13 months and commenced in July 2000. Total future minimum sublease income under this agreement is approximately $2.2 million. As part of this same facility lease, the Company is also leasing furniture and office equipment with future minimum lease income of approximately $277,000.

       LITIGATION. As part of the Company's acquisition of the Virtual Modem software product and related assets and technology of SourceSuite LLC, the Company acquired certain patents that were the subject of a patent infringement lawsuit. This lawsuit was initially brought by Interactive Channel Technologies, Inc. and SMI Holdings, Inc., affiliated companies of SourceSuite LLC, against Worldgate Communications, Inc. in May 1998. The patent infringement claims have been assigned to the Company as a result of the merger with SourceSuite LLC. In June 1998, Worldgate filed a counterclaim against the plaintiffs and Source Media, Inc., a shareholder of SourceSuite LLC, alleging among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. The case is still in the discovery stage. Briefing on the patent claim construction issues has been completed. The Company believes that the patent infringement claims against Worldgate are valid and intends to continue to vigorously prosecute this action. In addition, the Company has agreed to defend Interactive Channel, SMI Holdings and Source Media against the cross-complaint brought by Worldgate.

NOTE 6. OTHER

       ACQUISITION OF MORECOM. In June 2000, the Company acquired MoreCom. In connection with the acquisition, the Company issued an aggregate of 7,310,830 shares of common stock in exchange for all of the outstanding stock of MoreCom and assumed all of MoreCom's stock options. The acquisition was accounted for as a purchase. The fair market value of the equity securities issued in the acquisition was approximately $459.0 million.

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

       In connection with the acquisition, net assets acquired were as follows:

                                                                                (in thousands)
       Purchased intangibles, including in-process technology..............         $471,202
       Property, plant and equipment and other noncurrent assets...........              842
       Cash, receivables and other current assets..........................            1,500
       Current liabilities assumed.........................................            (550)
                                                                              -----------------
       Net assets acquired.................................................         $472,994
                                                                              =================

       The following table presents the unaudited pro forma results assuming that the Company had merged with MoreCom at the beginning of fiscal year 2000. Net income has been adjusted to exclude the write-off of acquired in-process research and development of $22.4 million and includes amortization of purchased intangibles of approximately $39.3 million for each of the quarters ended August 31, 1999 and 2000. This information may not necessarily be indicative of the future combined results of operations of the Company.

                                                                                    THREE MONTHS ENDED
                                                                             ---------------------------------
                                                                               AUGUST 31,        AUGUST 31,
                                                                                  1999              2000
                                                                             ---------------   ---------------
                                                                                   (in thousands, except
                                                                                       per share data)
Revenues..................................................................           $  5,288         $   9,404
Net loss..................................................................           $(52,729)        $(128,037)
Basic net loss per share..................................................           $  (1.51)        $   (1.28)

       Also in connection with the acquisition, the Company expensed approximately $22.4 million of acquired in-process research and development, which in the opinion of the Company's management, has not reached technological feasibility and has no alternative future use. The Company also recorded goodwill and other intangibles of approximately $471.5 million to be amortized over an estimated economic life of three years.

       LONG-TERM INVESTMENT. In August 2000, the Company made a strategic investment of approximately $3.0 million in Everypath, Inc. in exchange for 179,425 shares of Series C preferred stock.

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

       The following discussion should be read in conjunction with our financial statements, related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under the caption "Risk Factors," and the factors and risks discussed in our Form 10-K filed on August 25, 2000.

OVERVIEW

       Liberate is a leading provider of a comprehensive software platform for delivering content, services and applications to a broad range of information appliances, such as television set-top boxes, game consoles and personal digital assistants. We began operations in December 1995 as a division of Oracle to develop server and client software for the consumer, corporate and educational markets and began shipping our initial products and generating revenues in the last quarter of fiscal 1997. In April 1996, we were incorporated as a Delaware corporation.

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

       Service revenues consist of consulting, engineering, training and maintenance services. Maintenance services include both updates and technical support. Consulting, engineering and training revenues are generally recognized as services are performed. Maintenance revenue is recognized ratably over the term of the agreement and typically ranges from 17% to 25% of annual license fees and activation royalties. In instances where software license agreements include a combination of consulting services, training, and maintenance, these separate elements are unbundled from the arrangement based on each element's relative fair value. For the quarter ended August 31, 2000, total service revenues were $4.8 million, representing 51% of our total revenues. We expect service revenues to continue to account for a significant portion of total revenues until customers begin deploying services and information appliances incorporating our software on a large scale.

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

       To more closely align our product offerings with this strategic shift in direction, we entered into an agreement with Sun Microsystems in May 1999 to transfer our corporate network computer technology to Sun while retaining the right to ship, support and maintain these products for existing customers using this technology. In addition, we have agreed not to compete in the corporate network computer market and, specifically, network computers intended to displace personal computers or terminals until May 2002. However, outside of this market, we intend to continue developing new products based on network computer technology. Sales of our corporate network computer products and related services accounted for approximately $211,000 and $466,000 of our total revenues for the quarters ended August 31, 2000 and 1999, respectively.

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

       To date, we have completed three acquisitions. They are as follows:

       -      Navio in August 1997 (as mentioned above)

       -      The Virtual Modem assets of SourceSuite in March 2000

       -      MoreCom in June 2000 (see below)

       In June 2000, we acquired MoreCom. In connection with the acquisition, we issued an aggregate of 7,310,830 shares of common stock in exchange for all of the outstanding stock of MoreCom and assumed all of MoreCom's stock options. The acquisition was accounted for as a purchase. The fair market value of the equity securities issued in the acquisition was approximately $459.0 million.

       Also in connection with the acquisition, we expensed approximately $22.4 million of acquired in-process research and development, which in the opinion of our management, had not reached technological feasibility and had no alternative future use. We also recorded goodwill and other intangibles of approximately $471.5 million to be amortized over an economic useful life of three years.

       In July 2000, Cisco Systems purchased 3,963,780 shares of our common stock at approximately $25.23 per share, resulting in aggregate cash proceeds to us of approximately $100.0 million.

       Deferred revenues consist primarily of payments received from customers for prepaid license and royalty fees and prepaid services for undelivered product and services. Deferred revenues decreased from $69.1 million at May 31, 2000 to $64.2 million at August 31, 2000. The majority of this decrease represents recognition of revenues related to both customer deployments and performance of services. We expect this downward trend to continue in future quarters as our customers begin to deploy. Deferred revenues can fluctuate significantly. These fluctuations are the result of when a contract is signed, when services are performed, when deployments occur and when prepayments, if any, are made.

       In fiscal year 1999, we entered into letter agreements with several network operators whereby we agreed to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock which are exercisable if those network operators satisfy certain milestones. The value of the warrants is estimated using the Black-Scholes model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to the establishment of a performance commitment. The value of the warrants is recorded primarily as a noncurrent asset on the accompanying condensed consolidated balance sheet and will be amortized over the estimated economic life of the arrangements with the network operators. As of August 31, 2000, warrants to purchase up to 2,336,660 shares of our common stock were earned by these network operators. The fair market value of these warrants at the time they were earned was $117.2 million. As of August 31, 2000, accumulated amortization for the warrants was $16.8 million. If the remaining warrants are earned, we will be required to record significant non-cash accounting expenses related to these warrants. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price.

       Since inception, we have incurred net losses of $318.7 million. These losses include write-offs totaling $82.5 million of acquired in-process research and development related to our acquisitions, $109.7 million of research and development expenditures, $83.0 million of amortization of purchased intangibles, $16.8 million of amortization of warrants and $3.1 million of amortization of deferred compensation. We anticipate incurring significant operating losses for the foreseeable future as we:

       - continue to invest in research and development and professional and engineering services to support new devices for our software platform and large-scale deployments by our network operator customers

       - record non-cash expenses related to the acquired in-process research and development and amortization of purchased intangibles associated with our acquisitions, amortization of deferred compensation and amortization of warrant expense associated with the issuance of warrants

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1999 AND AUGUST 31, 2000

       REVENUES

       Total revenues increased 78% from $5.3 million for the three months ended August 31, 1999 to $9.4 million for the three months ended August 31, 2000.

       LICENSE AND ROYALTY. License and royalty revenues increased 209% from $1.5 million for the three months ended August 31, 1999 to $4.6 million for the three months ended August 31, 2000. The increase was primarily due to increased deployments to end-users, as well as an increase in server licenses and software development tools recognized. We expect license and royalty revenue growth may be modest in the next few fiscal quarters as many of our recent network operator wins continue to be in the design, implementation and trial phases.

       SERVICE. Service revenues increased 27% from $3.8 million for the three months ended August 31, 1999 to $4.8 million for the three months ended August 31, 2000. The increase was primarily due to the continued growth in our professional services organization, offset slightly by a decrease in the number of custom development projects as our product continues to mature.

       COST OF REVENUES

       Total cost of revenues decreased 2% from $6.1 million for the three months ended August 31, 1999 to $5.9 million for the three months ended August 31, 2000. We anticipate that total cost of revenues will increase in absolute dollar amounts in future periods as we provide continued services to support customer implementations and as we experience higher third party license costs as deployments increase.

       LICENSE AND ROYALTY. Cost of license and royalty revenues increased 17% from $522,000 for the three months ended August 31, 1999 to $611,000 for the three months ended August 31, 2000. These amounts represented 35% and 13% of license and royalty revenues in the respective periods. The increase in cost of license and royalty revenues in absolute dollar amounts was primarily due to expenses related to additional third party license agreements. We expect the cost of license and royalty revenues, as a percentage of license and royalty revenues, to fluctuate in future periods. Certain previously capitalized third party costs that have been fully amortized may have the effect of decreasing license and royalty costs as a percentage of related revenues. However, introduction of new third party technology may offset the effect of the amortized costs or increase license and royalty cost as a percentage of related revenues.

       SERVICE. Cost of service revenues decreased 4% from $5.6 million for the three months ended August 31, 1999 to $5.3 million for the three months ended August 31, 2000. These amounts represented 146% and 110% of service revenues in the respective periods. The decrease in absolute dollar amounts was primarily due to the maturity of our product which results in less custom development work; however, this was offset slightly by increases in professional services expenses to implement and integrate these products to our growing customer base. We expect cost of service revenues to increase in absolute dollar amounts to the extent existing and new customers install and deploy our products. We also expect the cost of service revenues, as a percentage of service revenues, to fluctuate in future periods. These costs may increase in the near term due to continued expansion of services as existing and new customers install and deploy our products and we continue to provide and support limited trial installations of our products at discounted prices to network operators in order to continue to increase our market share.

       OPERATING EXPENSES

       RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salary and other related costs for personnel and external consultants as well as costs related to outsourced development projects to support product development. Research and development expenses increased 126% from $5.3 million for the three months ended August 31, 1999 to $12.1 million for the three months ended August 31, 2000. These amounts represented 101% and 129% of total revenues over the respective periods. The increase in both absolute dollar amounts and as a percentage of total revenues was primarily due to increases in staffing and employee-related expenses, mainly due to the SourceSuite and MoreCom acquisitions, offset slightly by less custom development projects. We expect research and development expenses to increase in absolute dollar amounts in future periods as we fully integrate MoreCom, as well as continue to pursue our strategic objectives.

       SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and tradeshows. Sales and marketing expenses increased 56% from $3.2 million for the three months ended August 31, 1999 to $5.0 million for the three months ended August 31, 2000. These amounts represented 61% and 53% of total revenues over the respective periods. The increase in absolute dollar amounts was primarily due to increased staffing and employee-related expenses, including international growth. We believe sales and marketing expenses will increase in absolute dollar amounts in future periods as we expand our direct sales and marketing efforts both domestically and abroad.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for corporate development, finance, human resources and legal employees, as well as outside legal and other professional services. General and administrative expenses increased 81% from $1.4 million for the three months ended August 31, 1999 to $2.6 million for the three months ended August 31, 2000. These amounts represented 27% of total revenues for each of the respective periods. The increase in absolute dollar amounts was primarily due to increased staffing and the establishment of the infrastructure necessary to support our continuing international expansion as well as to support our increased obligations as a public company. We expect that these expenses will continue to grow modestly in absolute dollars in future quarters.

       AMORTIZATION OF PURCHASED INTANGIBLES. Purchased intangibles represent the purchase price of Navio, SourceSuite and MoreCom in excess of identified tangible assets and are amortized over three years. In August 1997, we recorded approximately $18.3 million of purchased intangibles, related to the Navio acquisition. In March 2000, we recorded approximately $192.0 million of purchased intangibles related to the SourceSuite acquisition. In June 2000, we recorded approximately $471.5 million of purchased intangibles related to the MoreCom acquisition. We recorded approximately $1.5 million of amortization expense for the three months ended August 31, 1999 and approximately $50.3 million for the three months ended August 31, 2000.

       AMORTIZATION OF WARRANTS. As of August 31, 2000, warrants to purchase up to 2,336,660 shares of common stock were earned by network operators. The fair market value of these warrants at the time they were earned was $117.2 million. Amortization of warrants was approximately $360,000 and $6.0 million for the quarters ended August 31, 1999 and 2000, respectively. This increase was primarily due to amortization related to additional warrants earned since the quarter ended August 31, 1999. We expect warrant amortization to continue to increase as additional warrants are earned. If the remaining warrants are earned, we will be required to record significant non-cash accounting expenses related to these warrants. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price.

       AMORTIZATION OF DEFERRED STOCK COMPENSATION. Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date. In fiscal 1999, we began recording deferred stock compensation for stock options granted to employees and others. These amounts are amortized on a straight-line basis over the 48-month vesting period of such options. Amortization of deferred stock compensation was approximately $499,000 for the three months ended August 31, 2000, compared to amortization of deferred stock compensation of $504,000 for the three months ended August 31, 1999. We anticipate that deferred stock compensation expense will remain relatively stable from year to year, with decreases resulting from the effect of employee terminations.

       INTEREST INCOME, NET

       Net interest income consists of interest earned on our cash, cash equivalents, short-term and long-term investments, partially offset by interest expense related to capital leases. Net interest income was $7.7 million for the three months ended August 31, 2000 compared to $1.0 million for the three months ended August 31, 1999. The increase was due to interest income on proceeds from our initial public offering of common stock in August 1999, our secondary offering in February 2000 and the purchase of our common stock by Cisco Systems in July 2000.

       OTHER EXPENSES, NET

       Net other expenses include bank charges, losses on disposals of fixed assets and foreign exchange gains and losses. Net other expenses were $200,000 for the three months ended August 31, 2000 compared to net expenses of $298,000 for the three months ended August 31, 1999. The decrease was primarily due to losses resulting from disposals of fixed assets for the quarter ended August 31, 1999. There were no disposals of fixed assets for the quarter ended August 31, 2000.

       INCOME TAX PROVISION

       Income tax provision includes foreign withholding tax expense. Income tax provision of approximately $204,000 and $41,000 for the three months ended August 31, 2000 and 1999, respectively, consisted primarily of foreign withholding tax expense for license and royalty revenues.

LIQUIDITY AND CAPITAL RESOURCES

       Our principal source of liquidity was cash, cash equivalents and short-term investments, which were approximately $367.5 million as of August 31, 2000. Additionally, we had approximately $144.2 in long-term investments.

       Cash used in operating activities was approximately $20.3 million and $15.4 million for the quarters ended August 31, 2000 and 1999, respectively, an increase of approximately $4.9 million from year to year. This increase was primarily due to a higher net loss related primarily to acquisitions and increased staffing, partially offset by an increase in depreciation and amortization, as well as the write-off of acquired in-process research and development related to the MoreCom acquisition for the quarter ended August 31, 2000.

       Net cash used in investing activities was approximately $38.8 million and $46.7 million for the quarters ended August 31, 2000 and 1999, respectively, a decrease of approximately $7.9 million from year to year. This decrease was primarily due to the purchase of investments, partially offset by maturities of investments.

       Net cash provided by financing activities was approximately $102.7 million and $110.9 million for the quarters ended August 31, 2000 and 1999, respectively, a decrease of approximately $8.2 million from year to year. This decrease was primarily due to the fact that our net proceeds from our initial public offering and a private placement of our preferred stock in May 1999 were greater than the net proceeds received by us from the sale of our common stock to Cisco Systems in July 2000.

       At August 31, 2000, we had approximately $176.8 million in cash and cash equivalents and did not have any material commitments for capital expenditures, other than a capital lease. At August 31, 2000, we also had approximately $190.7 million in short-term investments and $8.8 million in restricted cash.

       Under a development agreement entered into with General Instrument (recently acquired by Motorola) in April 1999, we are committed to pay $10.0 million in development fees for certain services to be provided by General Instrument. These fees will be paid out over a three-year period, of which none was paid for the quarter ended August 31, 2000. Approximately $677,000 was paid for the quarter ended August 31, 1999.

       During the first quarter of fiscal 2000, we signed an amendment to the Technology License and Distribution Agreement with Sun Microsystems. This amendment called for us to pay certain minimum royalties and support fees in exchange for the right to certain Sun technology and to maintain the status as a preferred vendor of Sun. Minimum guaranteed royalties and support fees of approximately $3.8 million are to be paid to Sun through the period ended December 31, 2004. To date, no significant royalty payments have been made. Support payments are due annually; however, no payments have been made for the quarter ended August 31, 2000.

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

       We were incorporated in April 1996 and began shipping our initial products to customers in the last quarter of fiscal 1997. Our limited operating history makes evaluation of our business and prospects difficult. Companies in an early stage of development frequently encounter heightened risks and unexpected expenses and difficulties. For us, these risks include:

       - The limited number of network operators who have deployed products and services incorporating our technology

       - The limited number of information appliance manufacturers who have incorporated our technology into their products

       - Delays in deployment of high speed networks and Internet-enhanced services and applications by our network operator customers

       - Our unproven long-term business model, which depends on generating the majority of our revenues from royalty fees paid by network operators and information appliance manufacturers

These risks and difficulties apply particularly to us because our market, the information appliance software market, is new and rapidly evolving.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

       We incurred net losses of approximately $3.3 million in fiscal 1996, $19.0 million in fiscal 1997, $94.4 million in fiscal 1998, $33.1 million in fiscal 1999, $80.8 million in fiscal 2000 and $88.2 million for the quarter ended August 31, 2000. Our net losses of $94.4 million in fiscal 1998 included a $58.1 million charge for the Navio acquisition related to acquired in-process research and development. Our net losses of $80.8 million in fiscal 2000 included a $1.9 million charge for the SourceSuite acquisition related to acquired in-process research and development, amortization of purchased intangibles of $22.1 million and warrant amortization of $10.8 million. Our net losses of $88.2 million in the quarter ended August 31, 2000 included a $22.4 million charge for the MoreCom acquisition related to the acquired in-process research and development, amortization of purchased intangibles of $50.3 million and warrant amortization of $6.0 million. As of August 31, 2000, we had an accumulated deficit of approximately $318.7 million.

       Since our inception, we have not had a profitable quarter and may never achieve or sustain profitability. Although our revenues increased for each of the last three fiscal years, we may not be able to sustain our historical revenue growth rates. We also expect to continue to incur increasing cost of revenues, research and development, sales and marketing and general and administrative expenses. If we are to achieve profitability given our planned expenditure levels, we will need to generate and sustain substantially increased license and royalty revenues; however, we are unlikely to be able to do so for the foreseeable future. As a result, we expect to incur significant and increasing losses and negative cash flows for the foreseeable future. In addition, from the beginning of fiscal 1997 through August 31, 2000, approximately 62% of our revenues have been derived from services provided by us and not from license and royalty fees paid by network operators and information appliance manufacturers in conjunction with the deployment of products and services incorporating our software products. If we are unable to derive a greater proportion of our revenues from these license and royalty fees, our losses will likely continue indefinitely.

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

THE MARKET FOR INFORMATION APPLIANCES IS NEW AND MAY NOT DEVELOP AS WE
ANTICIPATE

       Because the information appliance market is newly emerging, the potential size of this new market opportunity and the timing of its development are uncertain. As a result, our profit potential is unproven. We are dependent upon the commercialization and broad acceptance by consumers and businesses of a wide variety of information appliances including, among others, television set-top boxes, game consoles and personal digital assistants. Initial commercialization efforts in this industry have been primarily focused on television set-top boxes. Broad acceptance of all information appliances, particularly television set-top boxes, will depend on many factors. These factors include:

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

       Moreover, because the large scale deployment of products and services incorporating our technology by network operators is complex, time consuming and expensive, each deployment of these products and services requires our expertise. This customization process requires a lengthy and significant commitment of resources by our customers and us. This commitment of resources may slow deployment, which could, in turn, delay market acceptance of these products and services. Unless network operators introduce, market and promote products and services incorporating our technology in a successful and timely manner, our software platform will not achieve widespread acceptance, information appliance manufacturers will not use our software in their products and our revenues will not grow as fast as anticipated, if at all.

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

COMPETITION FROM BIGGER, BETTER CAPITALIZED COMPETITORS COULD RESULT IN PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE

       Competition in the information appliance software market is intense. Our principal competitors on the client software side include Microsoft, OpenTV (which recently acquired another former competitor, Spyglass), Canal + Technologies and PowerTV. On the server side, our primary competitor is Microsoft. We expect additional competition from other established and emerging companies. We expect competition to persist and intensify as the information appliance market develops and competitors focus on additional product and service offerings. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues and loss of market share.

       Many of our existing and potential competitors, particularly Microsoft, have longer operating histories, a larger customer base, greater name recognition and significantly greater financial, technical, sales and marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential customers. Moreover, some of our competitors, particularly Microsoft, have significant financial resources, which have enabled them in the past and may enable them in the future to make large strategic investments in our current and potential customers. Such investments may enable competitors to strengthen existing relationships or quickly establish new relationships with our current or potential customers. For example, as a result of an investment in AT&T, Microsoft obtained a nonexclusive licensing agreement under which AT&T will purchase up to 7.5 million licenses of Microsoft software for television set-top boxes. Investments such as this may discourage our potential or current customers who receive these investments from deploying our information appliance software, regardless of their views of the relative merits of our products and services.

ORACLE'S OWNERSHIP OF OUR STOCK AND OTHER RELATIONSHIPS WITH US COULD LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER TRANSACTIONS SUBMITTED FOR A VOTE OF OUR STOCKHOLDERS

       Based on 102,842,188 shares outstanding on August 31, 2000, Oracle beneficially owns 35,374,843 shares, approximately 34% of our outstanding common stock. In addition, Comcast, Cox, MediaOne - each a network operator and an investor in us - and Oracle have agreed to vote the shares of our common stock held by them to elect a representative designated by Oracle to our Board of Directors. However, no Oracle designee currently serves on our Board of Directors. Oracle, through its ownership of our capital stock, may exert significant influence over us, including: influence over matters that require stockholder approval; the election of directors; significant corporate transactions, such as acquisitions; and efforts to block an unsolicited tender offer. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over us at a premium above the then current market price of our common stock.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

       We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of customers. For the quarter ended August 31, 2000, our three largest customers accounted for approximately 45% of our revenues, with Cable & Wireless accounting for 20% of our total revenues, America Online accounting for 13% of our total revenues and Telewest accounting for 12% of our total revenues. For the quarter ended August 31, 1999, our four largest customers accounted for approximately 55% of our total revenues, with Wind River Systems accounting for 20% of our total revenues, Cable & Wireless accounting for 13% of our total revenues, US West accounting for 12% of our total revenues and Intel accounting for 10% of our total revenues. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods, although the customers may vary from period to period. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly.

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

       In addition, we base our quarterly revenue projections, in part, upon our expectation that specific sales will occur in a particular quarter. In the past, our sales have occurred in quarters other than those anticipated by us. If our expectations, and thus our revenue projections, are not accurate for a particular quarter, our actual operating results for that quarter could fall below the expectations of financial analysts and investors resulting in a potential decline in our stock price.

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

INTERNATIONAL REVENUES ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES; ACCORDINGLY, IF WE ARE UNABLE TO EXPAND OUR INTERNATIONAL OPERATIONS IN A TIMELY MANNER, OUR FINANCIAL RESULTS WILL BE HARMED

       International revenues accounted for approximately 58% of our total revenues for the quarter ended August 31, 2000 and approximately 47% for the quarter ended August 31, 1999. We anticipate that a significant portion of our revenues for the foreseeable future will be derived from sources outside the United States, especially as we increase our sales and marketing activities with respect to international licensing of our technology. Accordingly, our success will depend, in part, upon international economic conditions and upon our ability to manage international sales and marketing operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and increase our foreign direct and indirect sales forces. This expansion will require significant management attention and resources, which could divert attention from other aspects of our business. To the extent we are unable to expand our international operations in a timely manner, our growth in international sales, if any, will be limited.

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

WE MAY HAVE TO CEASE OR DELAY PRODUCT SHIPMENTS IF WE ARE UNABLE TO OBTAIN KEY TECHNOLOGY FROM THIRD PARTIES

       We rely on technology licensed from third parties, including applications that are integrated with internally developed software and used in our products. Most notably, we license certain technologies from Sun Microsystems, Wind River Systems, BitStream, RealNetworks and RSA. These third party technology licenses may not continue to be available to us on commercially reasonable terms, or at all, and we may not be able to obtain licenses for other existing or future technologies that we desire to integrate into our products. If we cannot maintain existing third party technology licenses or enter into licenses for other existing or future technologies needed for our products we would be required to cease or delay product shipments while we seek to develop alternative technologies.

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

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE ACQUISITIONS INTO OUR BUSINESS OR ACHIEVE THE EXPECTED BENEFITS OF THE ACQUISITIONS

       Our acquisitions of SourceSuite and MoreCom will continue to require integrating our business with their businesses, including integrating product lines, technologies, widely-dispersed operations and distinct corporate cultures. We may not be able to successfully assimilate the personnel, operations and customers of these acquired companies into our business. Additionally, we may fail to achieve the anticipated synergies from these acquisitions, including product development and other operational synergies. The integration process may further strain our existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. In addition, we are not experienced in managing significant facilities or operations in geographically distant areas. Further, we may not be able to retain various individuals who provide services to these acquired companies that we have hired in connection with these acquisitions. Our failure to successfully manage these acquired companies could seriously harm our operating results.

WE MAY INCUR NET LOSSES OR INCREASED NET LOSSES IF WE ARE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE RELATED TO THE ISSUANCE OF WARRANTS

       In fiscal year 1999, we entered into letter agreements with several network operators whereby we agreed to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock which are exercisable if those network operators satisfy certain milestones. The value of the warrants is estimated using the Black-Scholes model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to the establishment of a performance commitment. The value of the warrants is recorded primarily as a noncurrent asset on the accompanying condensed consolidated balance sheets and will be amortized over the estimated economic life of the arrangements with the network operators.

       As of August 31, 2000, warrants to purchase up to 2,336,660 shares of our common stock were earned by these network operators. The fair market value of these warrants at the time they were earned was $117.2 million. As of August 31, 2000, accumulated amortization for the warrants was $16.8 million.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

       As of August 31, 2000, our investment portfolio includes $384.3 million of U.S. government obligations, commercial paper and other corporate securities which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and seek to preserve our invested funds by limiting the fault risk, market risk and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to typically hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.


FOREIGN CURRENCY/EXCHANGE RATE RISK

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       As part of our acquisition of the Virtual Modem software product and related assets and technology of SourceSuite, we acquired certain patents that were the subject of a patent infringement lawsuit. This lawsuit was initially brought by Interactive Channel Technologies and SMI Holdings, affiliated companies of SourceSuite, against Worldgate Communications in May 1998. The patent infringement claims have been assigned to us as a result of our merger with SourceSuite. In June 1998, Worldgate filed a counterclaim against the plaintiffs and Source Media, a shareholder of SourceSuite, alleging among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. The case is still in the discovery stage. Briefing on the patent claim construction issues has been completed. We believe that the patent infringement claims against Worldgate are valid and intend to continue to vigorously prosecute this action. In addition, we have agreed to defend Interactive Channel, SMI Holdings and Source Media against the cross-complaint brought by Worldgate.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) CHANGES IN SECURITIES

       On July 19, 2000, we agreed to issue 3,963,780 shares of common stock to Cisco Systems, resulting in aggregate cash proceeds of approximately $100.0 million. The issuance of these shares was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933, as amended.

       On June 22, 2000, we issued an aggregate of 7,310,830 shares of common stock in exchange for all of the outstanding stock of MoreCom and assumed all of MoreCom's stock options. The issuance of these shares was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 3(a)(10) of the Securities Act of 1933, as amended. The terms and conditions of such issuance were approved after a hearing upon the fairness of such terms and conditions by a government authority expressly authorized by law to grant such approval.

(d) USE OF PROCEEDS

       On July 19, 2000 we agreed to issue 3,963,780 shares of common stock to Cisco Systems at approximately $25.23 per share. Aggregate cash proceeds from this transaction were approximately $100.0 million. The net proceeds will be used and have been applied to working capital and were predominantly held in cash, cash equivalents and short-term investments at August 31, 2000.

ITEM 3. DEFAULTS IN SECURITIES

       None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5. OTHER INFORMATION

       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

   EXHIBIT
   -------
      NO.   EXHIBIT
      ---   -------
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

      4.1 Specimen Certificate of Liberate's common stock. (Incorporated by reference to similarly numbered exhibit to the Registration
            Statement on Form S- 1 filed by the Registrant (Reg. No.
            333-78781).)

      27.1  Financial Data Schedule.

(b) REPORTS ON FORM 8-K

        (1) On July 7, 2000, Liberate filed a report on Form 8-K relating to the acquisition of MoreCom, Inc., a leading provider of standards based interactive television infrastructure based in Horsham, Pennsylvania.

        (2) On July 14, 2000, Liberate filed a report on Form 8-K/A relating to the financial statements of MoreCom, Inc.

        (3) On July 28, 2000, Liberate filed a report on Form 8-K relating to Cisco Systems' investment in Liberate Technologies.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                    Liberate Technologies


Date:  October 12, 2000 by:        /s/ Nancy J. Hilker
                                   ----------------------
                                    Nancy J. Hilker,
                                    Vice President and
                                    Chief Financial Officer
                                    (duly authorized officer and
                                    principal financial officer)