Form 10-Q
period 2000-11-30
LIBERATE TECHNOLOGIES
filed 2001-01-12
CIK 1085776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended NOVEMBER 30, 2000

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
        (State or Other Jurisdiction              (I.R.S. Employer
            of Incorporation)                    Identification No.)


 2 CIRCLE STAR WAY, SAN CARLOS, CALIFORNIA             94070-6200
  (Address of principal executive office)              (Zip Code)


                                 (650) 701-4000
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



        103,746,783 shares of the Registrant's common stock were outstanding as of December 31, 2000.

--------------------------------------------------------------------------------

                              LIBERATE TECHNOLOGIES

                                    FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                                          PAGE
                                                                                                          ----
PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets at November 30, 2000 and
                    May 31, 2000.....................................................................       1
                Condensed Consolidated Statements of Operations and Comprehensive Loss
                    for the Three Months and Six Months Ended November 30, 2000 and 1999.............       2
                Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                    November 30, 2000 and 1999.......................................................       3
                Notes to Condensed Consolidated Financial Statements.................................       4

       Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................       8

       Item 3.  Quantitative and Qualitative Disclosure About Market Risk............................      29

PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings....................................................................      29

       Item 2.  Changes in Securities and Use of Proceeds............................................      29

       Item 3.  Defaults in Securities...............................................................      30

       Item 4.  Submission of Matters to a Vote of Security Holders..................................      30

       Item 5.  Other Information....................................................................      30

       Item 6.  Exhibits and Reports on Form 8-K.....................................................      31

       Signature.....................................................................................      32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              LIBERATE TECHNOLOGIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                    Unaudited

                                                                           NOVEMBER 30,         MAY 31,
                                                                               2000              2000
                                                                          --------------     --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..........................................      $  140,642        $   132,962
   Short-term investments.............................................         236,556            176,053
   Accounts receivable, net ..........................................           6,380              3,058
   Receivable from affiliate, net.....................................             403                543
   Note receivable....................................................           2,000                 --
   Prepaid expenses and other current assets..........................           7,050              6,054
                                                                          --------------     --------------
     Total current assets.............................................         393,031            318,670
Property and equipment, net...........................................          14,976             12,759
Restricted cash.......................................................           8,788              8,788
Long-term investments.................................................         119,523            121,607
Warrants..............................................................          94,685            106,127
Purchased intangibles, net............................................         543,437            177,482
Other assets..........................................................             510                754
                                                                          --------------     --------------
       Total assets...................................................      $1,174,950        $   746,187
                                                                          ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable...................................................      $    2,136        $     1,759
   Accrued payroll and related expenses...............................           3,787              4,303
   Accrued liabilities................................................          12,509             10,290
   Current portion of capital leases..................................             636                607
   Deferred revenues..................................................          58,875             69,132
                                                                          --------------     --------------
       Total current liabilities......................................          77,943             86,091
Capital lease obligations, net of current portion.....................             752              1,019
Long-term liabilities.................................................           1,267                910
                                                                          --------------     --------------
       Total liabilities..............................................          79,962             88,020
                                                                          --------------     --------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
   Common stock.......................................................           1,035                909
   Contributed and paid-in capital....................................       1,395,790            803,400
   Warrants...........................................................          88,908             89,770
   Deferred stock compensation........................................          (4,243)            (5,583)
   Stockholder notes receivable.......................................              --                 (8)
   Accumulated other comprehensive income.............................             554                162
   Accumulated deficit................................................        (387,056)          (230,483)
                                                                          --------------     --------------
       Total stockholders' equity ....................................       1,094,988            658,167
                                                                          --------------     --------------
       Total liabilities and stockholders' equity.....................      $1,174,950        $   746,187
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

                              LIBERATE TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)
                                    Unaudited

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   NOVEMBER 30,                    NOVEMBER 30,
                                                           --------------------------     ---------------------------
                                                              2000          1999             2000           1999
                                                           ------------  ------------     ------------   ------------
REVENUES:
   License and royalty................................      $   5,726     $   2,000        $  10,302     $    3,482
   Service............................................          6,002         4,074           10,830          7,880
                                                           ------------  ------------     ------------   ------------
     Total revenues...................................         11,728         6,074           21,132         11,362
                                                           ------------  ------------     ------------   ------------

COST OF REVENUES:
   License and royalty................................            650           586            1,261          1,108
   Service............................................          6,100         5,131           11,433         10,693
                                                           ------------  ------------     ------------   ------------
     Total cost of revenues...........................          6,750         5,717           12,694         11,801
                                                           ------------  ------------     ------------   ------------
     Gross margin.....................................          4,978           357            8,438           (439)
                                                           ------------  ------------     ------------   ------------

OPERATING EXPENSES:
   Research and development...........................         11,416         6,300           23,510         11,642
   Sales and marketing................................          5,717         3,702           10,741          6,918
   General and administrative.........................          2,637         1,756            5,219          3,180
   Amortization of purchased intangibles..............         55,288         1,521          105,549          3,042
   Amortization of warrants...........................          5,721           710           11,767          1,069
   Amortization of deferred stock compensation........            476           525              975          1,029
   Acquired in-process research and development.......             --            --           22,425             --
                                                           ------------  ------------     ------------   ------------
     Total operating expenses.........................         81,255        14,514          180,186         26,880
                                                           ------------  ------------     ------------   ------------
     Loss from operations.............................        (76,277)      (14,157)        (171,748)       (27,319)
Interest income, net..................................          8,292         1,903           15,948          2,898
Other income (expense), net...........................           (369)         (262)            (569)          (560)
                                                           ------------  ------------     ------------   ------------
     Loss before income tax provision.................        (68,354)      (12,516)        (156,369)       (24,981)
Income tax provision..................................             --             8              204             49
                                                           ------------  ------------     ------------   ------------
     Net loss.........................................      $ (68,354)   $  (12,524)       $(156,573)    $  (25,030)
Foreign currency translation adjustment...............            214           (38)             392            (53)
                                                           ------------  ------------     ------------   ------------
     Comprehensive loss...............................      $ (68,140)   $  (12,562)       $(156,181)    $  (25,083)
                                                           ============  ============     ============   ============

Basic and diluted net loss per share..................      $   (0.66)   $    (0.15)       $   (1.55)    $    (0.46)
                                                           ============  ============     ============   ============
Shares used in computing basic and diluted net loss
  per share...........................................        103,047        83,204          100,744         54,780
                                                           ============  ============     ============   ============






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              LIBERATE TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                       SIX MONTHS ENDED
                                                                                         NOVEMBER 30,
                                                                                --------------------------------
                                                                                    2000              1999
                                                                                ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................................     $  (156,573)     $   (25,030)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization.........................................         107,934            3,868
     Amortization of warrants..............................................          11,767            1,069
     Provision for doubtful accounts.......................................              --              202
     Write-off of acquired in-process research and development.............          22,425               --
     Loss on disposal of property and equipment............................              --              600
     Non-cash compensation expense.........................................             974            1,029
     Changes in operating assets and liabilities:
       Increase in accounts receivable.....................................          (3,322)          (1,787)
       (Increase) decrease in receivable from affiliate, net...............             140             (271)
       Increase in prepaid expenses and other current assets...............          (1,341)          (1,150)
       (Increase) decrease in other assets.................................             281             (397)
       Increase in restricted cash.........................................              --           (8,788)
       Increase (decrease) in accounts payable.............................             377             (327)
       Increase (decrease) in accrued liabilities..........................          (6,206)             855
       Increase (decrease) in accrued payroll and related expenses.........            (516)             391
       Decrease in deferred revenues.......................................         (10,257)          (4,239)
       Increase in other long-term liabilities.............................             357               --
                                                                                -------------   ---------------
          Net cash used in operating activities............................         (33,960)         (33,975)
                                                                                -------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.....................................          (3,678)          (4,474)
   Purchase of investments.................................................         (58,419)         (65,078)
   Issuance of note receivable.............................................          (2,000)              --
   Cash acquired in MoreCom acquisition....................................           1,500               --
                                                                                -------------   ---------------
          Net cash used in investing activities............................         (62,597)         (69,552)
                                                                                -------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial public offering, net..............................              --           97,970
   Proceeds from private placement, net....................................         100,000           12,125
   Proceeds from exercise of stock options.................................           4,182              838
   Principal payments on capital lease obligations.........................            (337)             (63)
                                                                                -------------   ---------------
          Net cash provided by financing activities........................         103,845          110,870
                                                                                -------------   ---------------
Effect of exchange rate changes on cash....................................             392              (53)
                                                                                -------------   ---------------
Net increase in cash and cash equivalents..................................           7,680            7,290
Cash and cash equivalents, beginning of period.............................         132,962           33,657
                                                                                -------------   ---------------
Cash and cash equivalents, end of period...................................     $   140,642      $    40,947
                                                                                =============   ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              LIBERATE TECHNOLOGIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Liberate Technologies ("Liberate" or "the Company") and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. These financial statements have been prepared by Liberate, without audit, and reflect all adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. However, they omit certain information and footnote disclosures necessary to conform to generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in Liberate's Form 10-K and subsequent reports on Form 10-Q filed with the Securities and Exchange Commission since August 25, 2000. The results of operations for such periods do not necessarily indicate the results expected for the full fiscal year or for any future period.

         RECENT ACCOUNTING PRONOUNCEMENTS. In March 2000, the Financial Accounting Standards Board's (FASB) Emerging Issue Task Force ("EITF") reached a consensus on EITF 00-2, "Accounting for Web Site Development Costs." EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. The Company does not believe that the adoption of EITF 00-2 will have a material effect on its financial position or results of operations.

         In June 1998, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting For Derivative Instruments And Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company is currently evaluating the effect SFAS No. 133 will have on its financial position, results of operations and cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2002.


NOTE 2. OFFERINGS OF COMMON STOCK

         COMMON STOCK. In July 2000, Cisco Systems, Inc. purchased 3,963,780 shares of the Company's common stock at approximately $25.23 per share, resulting in aggregate cash proceeds to the Company of approximately $100.0 million.

         During the six months ended November 30, 2000, Liberate issued 1,035,917 shares of common stock to employees, external consultants and other service providers upon the exercise of stock options and an additional 201,075 shares of common stock to certain customers upon the exercise of warrants.

         WARRANTS. In fiscal year 1999, the Company entered into letter agreements with several network operators whereby it agreed to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock that are exercisable if those network operators satisfy certain milestones. The value of the warrants is estimated using the Black-Scholes model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to the establishment of a performance commitment. The value of the warrants is recorded primarily as a non-current asset on the accompanying condensed consolidated balance sheet and will be amortized over the estimated economic life of the arrangements with the network operators.

         As of November 30, 2000, warrants to purchase up to 2,336,660 shares of the Company's common stock were earned by these network operators. The fair market value of these warrants at the time they were earned was $117.2 million. Amortization of warrants was approximately $5.7 million and $710,000 for the three months ended November 30, 2000 and 1999, respectively. This increase was primarily due to amortization related to additional warrants earned since November 30, 1999.

         If the remaining warrants are earned or the Company decides to issue additional warrants to new customers, the Company will be required to record significant non-cash accounting expenses or offsets to revenue related to any such warrants. As a result, the Company could incur net losses or increased net losses for a given period and this could seriously harm the operating results and stock price of the Company.


NOTE 3. SEGMENT INFORMATION

         The Company operates solely in one segment--providing software and services to a broad range of information appliances, such as cable and satellite set-top boxes. As of November 30, 2000, the Company's long-term assets were located primarily in the United States. The Company's revenues by geographic area are as follows:

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      NOVEMBER 30,                  NOVEMBER 30,
                                                --------------------------    --------------------------
                                                   2000          1999            2000          1999
                                                ------------  ------------    ------------  ------------
                                                                    (in thousands)
     England.............................            $ 5,139       $1,207          $ 8,436      $ 2,167
     United States.......................              3,212        3,122            7,190        5,904
     Japan...............................              1,085        1,015            1,602        1,812
     Canada..............................                974          293            1,409          346
     Other...............................              1,318          437            2,495        1,133
                                                ------------  ------------    ------------  ------------
     Total revenues......................            $11,728       $6,074          $21,132      $11,362
                                                ============  ============    ============  ============

         International revenues consist of sales to customers incorporated in foreign countries. International revenues were 73% and 49% of total revenues for each of the three months ended November 30, 2000 and 1999. For each of the six months ended November 30, 2000 and 1999, international revenues were 66% and 48% of total revenues.

         For the three months ended November 30, 2000, two customers each provided for 10% or more of the Company's total revenues--Cable & Wireless (recently acquired by NTL) and Telewest. For the six months ended November 30, 2000, three customers each provided for 10% or more of the Company's total revenues--Cable & Wireless, Telewest and America Online. For both the three months and six months ended November 30, 1999, two customers each provided for 10% or more of the Company's total revenues--Wind River and Cable & Wireless.

NOTE 4. CALCULATION OF NET LOSS PER SHARE

         Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive. Previously issued preferred stock, which converted to common stock, is weighted from the time the shares were converted. At May 31, 2000, options to purchase 13,298,048 shares of common stock and warrants to purchase 2,103,328 shares of common stock were outstanding and were excluded from the calculation of net loss per share. At November 30, 2000, options to purchase 16,320,080 shares of common stock and warrants to purchase 1,853,328 shares of common stock were outstanding and were excluded from the calculation of net loss per share.

NOTE 5. COMMITMENTS AND CONTINGENCIES

         COMMITMENTS. In June 2000, the Company acquired MoreCom, Inc. At the closing of the acquisition, the Company assumed MoreCom's obligations under an office lease for approximately 16,000 square feet of office space in Horsham, Pennsylvania. Future minimum lease payments as of November 30, 2000 are approximately $257,000.

         In October 2000, the Company entered into a facility lease for approximately 10,000 square feet in Murray City, Utah. Future minimum lease payments as of November 30, 2000 are approximately $754,000. In November 2000, the Company terminated its Salt Lake City, Utah facility lease.

         In October 2000, the Company committed to a 68-month lease, for approximately 4,700 square feet of office space, in London, England. The lease commenced in November 2000 with occupancy expected in January 2001. Upon occupancy, the Company will terminate its existing month-to-month London, England facility lease with Oracle Corporation. Future minimum lease payments related to the new lease are expected to be approximately $1.2 million, excluding potential rent increases and the effect of foreign currency exchange rates.

         In November 2000, the Company entered into a convertible term loan facility to advance up to $7.0 million to Two Way TV Ltd. at an interest rate of 15% per annum. If the loan is not converted, it will be repaid, depending upon the occurrence of certain events, within 11 to 18 months. In addition, for every $1.00 borrowed, the Company will earn 0.94 of a Two Way TV warrant at an exercise price of approximately (pound)0.001 per warrant. As of November 30, 2000, $2.0 million had been advanced to Two Way TV.

         SUBLEASES. In July 2000, the Company signed an agreement with a third party to sublease furniture and office equipment and approximately 25,000 square feet in the Company's headquarters building located in San Carlos, California. The sublease is for 13 months and commenced in July 2000. As of November 30, 2000 future minimum sublease income under this agreement is approximately $1.6 million.

         In October 2000, by mutual agreement with the landlord, the Company terminated its Sunnyvale, California facility lease. Therefore, the Company's sublease of this facility was also terminated.

         LITIGATION. As part of the Company's acquisition of the Virtual Modem software product and related assets and technology of SourceSuite, LLC, the Company acquired certain patents that were the subject of a patent infringement lawsuit. This lawsuit was initially brought by Interactive Channel Technologies, Inc. and SMI Holdings, Inc., affiliated companies of SourceSuite, against Worldgate Communications, Inc. in May 1998. The patent infringement claims have been assigned to the Company as a result of the merger with SourceSuite. In June 1998, Worldgate filed a counterclaim against the plaintiffs and Source Media, Inc., a shareholder of SourceSuite, alleging among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. Following discovery and briefing of the patent claim construction issues, the parties have entered into settlement negotiations covering both the Company's patent infringement claims against Worldgate and Worldgate's cross-complaint against Interactive Channel, SMI Holdings and Source Media. The Company currently believes that this matter and its related actions are likely to be settled for an immaterial amount.

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

         The value assigned to acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. Failure to successfully develop these projects could seriously harm future revenue and profitability of the Company. Additionally, the value of the other purchased intangible assets may be reduced.

         In connection with the acquisition, net assets acquired were as follows:

                                                                                (in thousands)

          Purchased intangibles, including in-process technology..............         $471,202
          Property, plant and equipment and other non-current assets..........              842
          Cash, receivables and other current assets..........................            1,500
          Current liabilities assumed.........................................             (550)
                                                                               -----------------
          Net assets acquired.................................................         $472,994
                                                                               =================


         The following table presents the unaudited pro forma results assuming that the Company had merged with MoreCom at the beginning of fiscal year 2000. Net income has been adjusted to exclude the write-off of acquired in-process research and development of $22.4 million and includes amortization of purchased intangibles of approximately $39.3 million for each of the quarters ended November 30, 1999 and 2000. This information may not necessarily be indicative of the future combined results of operations of the Company.

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      NOVEMBER 30,                  NOVEMBER 30,
                                                --------------------------    --------------------------
                                                   2000          1999            2000          1999
                                                ------------  ------------    ------------  ------------
                                                         (in thousands, except per share data)
Revenues.......................................    $ 11,728     $  6,074       $  21,132     $  11,362
Net loss.......................................    $(68,354)    $(52,765)      $(166,704)    $(105,494)
Basic net loss per share.......................    $  (0.66)    $  (0.63)      $   (1.65)    $   (1.93)

         Also in connection with the acquisition, the Company expensed approximately $22.4 million of acquired in-process research and development, which in the opinion of the Company's management has not reached technological feasibility and has no alternative future use. The Company also recorded goodwill and other intangibles of approximately $471.5 million to be amortized over an estimated economic life of three years.

         LONG-TERM INVESTMENT. In August 2000, the Company made a strategic investment of approximately $3.0 million in Everypath, Inc. in exchange for 179,425 shares of Series C preferred stock of Everypath.

NOTE 7. SUBSEQUENT EVENTS

         In December 2000, the Company advanced an additional $2.5 million to Two Way TV, under the convertible term loan agreement with Two Way TV of $7.0 million.

         In December 2000, the Company entered into an amendment to a voting rights agreement, which subject to Oracle's contribution of its beneficially owned shares of Liberate to a blind voting trust, releases Oracle from its obligations to vote those shares for a Board of Directors candidate designated by Comcast Cable Communications, Inc., Cox Communications, Inc. and MediaOne Interactive Services, Inc. (recently acquired by AT&T), and agrees that Liberate management will nominate and otherwise support the election of such a designated candidate.

         In January 2001, the Company entered into extended loans in exchange for promissory notes from Coleman Sisson, its President and Chief Operating Officer and David Limp, its Executive Vice President and Chief Strategy Officer. Each loan is in the amount of $500,000 at 5.9% compounded annually and is due and payable two years from issuance. Also in January 2001, the Company entered into employee retention agreements with Mr. Sisson, Mr. Limp and Donald Fitzpatrick, its Executive Vice President of Sales and Services. Each retention agreement provides approximately $820,000 to the employee over the next two years of continued service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to future events or our future financial performance. Any statements contained in this document that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue," or similar words. These statements are only predictions. Actual events or results may differ materially.

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

         The following discussion should be read in conjunction with our financial statements, related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors that affect our business, including without limitation, the disclosures made under the caption "Risk Factors," and the factors and risks discussed in our Form 10-K and subsequent reports on Form 10-Q filed since August 25, 2000.

OVERVIEW

         Liberate Technologies ("Liberate," "we" or "us") is a leading provider of a comprehensive software platform for delivering content, services and applications to a broad range of information appliances, such as cable and satellite set-top boxes. We began operations in December 1995 as a division of Oracle developing server and client software for the consumer, corporate and educational markets. In April 1996, we were incorporated as a Delaware corporation. We began shipping our initial products and generating revenues in the last quarter of fiscal 1997. Our fiscal year runs from June 1 to May 31, with each fiscal year ending on May 31 of the corresponding calendar year.

         We generate revenues by licensing our server and client products and providing related services to network operators, primarily providers of television services, and information appliance manufacturers, primarily set-top box manufacturers. In addition, service revenues are generated from consulting, training and maintenance provided in connection with client and server licenses.

         License revenues consist principally of fees earned from the licensing of our software, as well as royalty fees earned upon the shipment or activation of products that incorporate our software. We typically recognize revenues from up-front software license fees upon final delivery of the licensed product, when collection is probable and when the fair market value and the fee for each element of the transaction is fixed and determinable. In addition to up-front license fees, network operators typically pay server royalty fees on a per subscriber basis. We typically recognize revenue on these server subscriber fees when a network operator reports to us that a user of an information appliance has activated the operator's service. We also license our client software to either network operators or information appliance manufacturers, who typically pay us client royalties on a per unit basis. We typically recognize revenue when they report to us that an information appliance owner has activated the operators' service or an information appliance manufacturer has shipped the device.

         Service revenues consist of consulting, engineering, training and maintenance services. Maintenance services include both updates and technical support. We generally recognize consulting, engineering and training revenues as services are performed. We recognize maintenance revenue, which typically ranges from 17% to 25% of annual license fees and activation royalties, ratably over the term of the agreement. In instances where software license agreements include a combination of consulting services, training and maintenance, these separate elements are unbundled from the arrangement based on each element's relative fair value. For the six months ended November 30, 2000, total service revenues were $10.8 million, representing 51% of our total revenues. We expect service revenues to continue to account for a significant portion of total revenues until customers begin deploying services and information appliances incorporating our software on a large scale.

         Deferred revenues consist primarily of payments received from customers for prepaid license and royalty fees and prepaid services for undelivered product and services. Deferred revenues decreased from $69.1 million at May 31, 2000 to $58.9 million at November 30, 2000. The majority of this decrease represents recognition of revenues related to both customer deployments and performance of services. We expect this downward trend to continue in future quarters as our customers begin to deploy. Deferred revenues can fluctuate significantly. These fluctuations are the result of several factors, including when a contract is signed, when services are performed, when deployments occur and when prepayments, if any, are made.

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

         To more closely align our product offerings with this strategic shift in direction, we entered into an agreement with Sun Microsystems, Inc. in May 1999 to transfer our corporate network computer technology to Sun while retaining the right to ship, support and maintain these products for existing customers using this technology. In addition, we have agreed not to compete in the market for corporate network computers and, specifically, network computers intended to displace personal computers or terminals, until May 2002. However, outside of this market, we intend to continue developing new products based on network computer technology. Sales of our corporate network computer products and related services accounted for approximately $675,000 and $1.0 million of our total revenues for the quarters ended November 30, 2000 and 1999, respectively.

         We have also agreed with Sun to co-develop television set-top box technology. We will distribute the co-developed technology pursuant to a non-exclusive license with Sun. In addition, under this license, we have agreed to incorporate Sun's Personal Java technology, television interface software and Jini technology in our software products and to pay Sun a royalty. Sun has also agreed to promote us as one of its preferred channel partners within the TV devices market. We believe this relationship will result in joint worldwide efforts with Sun to co-market and co-sell the jointly-developed technology.

         In fiscal 1999, we entered into letter agreements with several network operators whereby we agreed to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock that are exercisable if those network operators satisfy certain milestones. The value of the warrants is estimated using the Black-Scholes model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to the establishment of a performance commitment. The value of the warrants is recorded primarily as a non-current asset on the accompanying consolidated balance sheet and will be amortized over the estimated economic life of the arrangements with the network operators. As of November 30, 2000, warrants to purchase up to 2,336,660 shares of our common stock were earned by these network operators. The fair market value of these warrants at the time they were earned was $117.2 million. As of November 30, 2000, accumulated amortization for the warrants was $22.6 million. If the remaining warrants are earned or we decide to issue additional warrants to new customers, we will be required to record significant non-cash accounting expenses or offsets to revenue related to any such warrants. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price.

         To date, we have completed three acquisitions. They are as follows:

         -   Navio in August 1997 (as mentioned above)

         -   Virtual Modem assets of SourceSuite in March 2000 (see below)

         -   MoreCom in June 2000 (see below)

         In March 2000, we acquired the VirtualModem assets of SourceSuite in exchange for 1,772,000 shares of our common stock. The acquisition was accounted for as a purchase. The fair market value of the equity securities issued in the acquisition was approximately $190.5 million.

         In June 2000, we acquired MoreCom. In connection with the acquisition, we issued an aggregate of 7,310,830 shares of common stock in exchange for all of the outstanding stock of MoreCom and assumed all of MoreCom's stock options. The acquisition was accounted for as a purchase. The fair market value of the equity securities issued in the acquisition was approximately $459.0 million.

         Also in connection with the MoreCom acquisition, we expensed approximately $22.4 million of acquired in-process research and development, which in the opinion of our management, had not reached technological feasibility and had no alternative future use. We also recorded goodwill and other intangibles of approximately $471.5 million to be amortized over an economic useful life of three years.

         In July 2000, Cisco Systems purchased 3,963,780 shares of our common stock at approximately $25.23 per share, resulting in aggregate cash proceeds to us of approximately $100.0 million.

         Since inception, we have incurred net losses of $387.1 million. These losses include write-offs totaling $82.5 million of acquired in-process research and development related to our acquisitions, $121.1 million of research and development expenditures, $138.3 million of amortization of purchased intangibles, $22.6 million of amortization of warrants and $3.5 million of amortization of deferred compensation. We anticipate incurring significant operating losses for the foreseeable future as we:

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

THREE MONTHS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 2000

         REVENUES

         Total revenues increased 93%, from $6.1 million for the three months ended November 30, 1999 to $11.7 million for the three months ended November 30, 2000.

         LICENSE AND ROYALTY. License and royalty revenues increased 186%, from $2.0 million for the three months ended November 30, 1999 to $5.7 million for the three months ended November 30, 2000. The increase was primarily due to increased deployments to our customers' subscribers. We expect that license and royalty revenue growth may be modest in the next few fiscal quarters as many of our recent network operator wins continue to be in the design, implementation and trial phases.

         SERVICE. Service revenues increased 47%, from $4.1 million for the three months ended November 30, 1999 to $6.0 million for the three months ended November 30, 2000. The increase was primarily due to the continued growth in our customer base, which resulted in an increase in the integration and implementation services provided to those customers. We expect service revenues to increase in absolute dollar amounts to the extent existing and new customers install and initiate deployment of our products.

         COST OF REVENUES

         Total cost of revenues increased 18%, from $5.7 million for the three months ended November 30, 1999 to $6.8 million for the three months ended November 30, 2000. We anticipate that total cost of revenues will increase in absolute dollar amounts in future periods as we continue to provide services to support customer implementations and the possible introduction of third-party license costs from increased deployments.

         LICENSE AND ROYALTY. Cost of license and royalty revenues increased 11%, from $586,000 for the three months ended November 30, 1999 to $650,000 for the three months ended November 30, 2000. These amounts represented 29% and 11% of license and royalty revenues in the respective periods. The absolute dollar amounts of cost of license and royalty revenues have remained relatively flat. However, we expect the cost of license and royalty revenues, as a percentage of license and royalty revenues, to fluctuate in future periods. Certain previously capitalized third-party costs that have been fully amortized may have the effect of decreasing license and royalty costs as a percentage of related revenues in the near term. However, introduction of new third-party technology would serve to offset the effect of the fully amortized costs or increase license and royalty cost as a percentage of related revenues.

         SERVICE. Cost of service revenues increased 19%, from $5.1 million for the three months ended November 30, 1999 to $6.1 million for the three months ended November 30, 2000. These amounts represented 126% and 102% of service revenues in the respective periods. The increase in absolute dollar amounts was primarily due to additional professional services expenses incurred to implement and integrate our products, slightly offset by a reduction in custom development work. We expect cost of service revenues to increase in absolute dollar amounts to the extent existing and new customers install and initiate deployment of our products. We also expect the cost of service revenues, as a percentage of service revenues, to fluctuate in future periods. These costs may increase in the near term due to continued expansion of services as existing and new customers install and deploy our products and we continue to provide and support limited trial installations of our products at discounted prices to network operators in order to continue to increase our market share.

         OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salary and other related costs for personnel and external consultants as well as costs related to outsourced development projects to support product development. Research and development expenses increased 81%, from $6.3 million for the three months ended November 30, 1999 to $11.4 million for the three months ended

November 30, 2000. These amounts represented 104% and 97% of total revenues over the respective periods. The increase in both absolute dollar amounts and as a percentage of total revenues was primarily due to increases in staffing and employee-related expenses, mainly due to the SourceSuite and MoreCom acquisitions. We expect research and development expenses to increase in absolute dollar amounts in future periods as we continue to pursue our strategic objectives.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and trade shows. Sales and marketing expenses increased 54%, from $3.7 million for the three months ended November 30, 1999 to $5.7 million for the three months ended November 30, 2000. These amounts represented 61% and 49% of total revenues over the respective periods. The increase in absolute dollar amounts was primarily due to increased staffing and employee-related expenses, larger presence at trade shows and higher commissions. We believe sales and marketing expenses will increase in absolute dollar amounts in future periods as we expand our direct sales and marketing efforts both domestically and internationally.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for corporate development, finance, human resources and legal employees, as well as outside legal and other professional services. General and administrative expenses increased 50%, from $1.8 million for the three months ended November 30, 1999 to $2.6 million for the three months ended November 30, 2000. These amounts represented 29% and 22% of total revenues over the respective periods. The increase in absolute dollar amounts was primarily due to increased staffing and the establishment of the infrastructure necessary to support our continuing expansion and our increased obligations as a public company. We expect that these expenses will continue to grow in absolute dollars in future quarters.

         AMORTIZATION OF PURCHASED INTANGIBLES. Purchased intangibles represent the purchase price of Navio, SourceSuite and MoreCom in excess of identified tangible assets and are amortized over three years. In August 1997, we recorded approximately $18.3 million of purchased intangibles, related to the Navio acquisition. In March 2000, we recorded approximately $192.0 million of purchased intangibles related to the SourceSuite acquisition. In June 2000, we recorded approximately $471.5 million of purchased intangibles related to the MoreCom acquisition. We recorded approximately $1.5 million of amortization expense for the three months ended November 30, 1999 and approximately $55.3 million for the three months ended November 30, 2000.

         AMORTIZATION OF WARRANTS. As of November 30, 2000, warrants to purchase up to 2,336,660 shares of common stock were earned by network operators. The fair market value of these warrants at the time they were earned was $117.2 million. Amortization of warrants was approximately $710,000 and $5.7 million for the three months ended November 30, 1999 and 2000, respectively. This increase was primarily due to amortization related to additional warrants earned since November 30, 1999. We expect warrant amortization to continue to increase as additional warrants are earned. If the remaining warrants are earned or we decide to issue additional warrants to new customers, we will be required to record significant non-cash accounting expenses or offsets to revenue related to any such warrants. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price.

         AMORTIZATION OF DEFERRED STOCK COMPENSATION. Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date. In fiscal 1999, we began recording deferred stock compensation for stock options granted to employees and others. These amounts are amortized on a straight-line basis over the 48-month vesting period of such options. Amortization of deferred stock compensation was approximately $525,000 for the three months ended November 30, 1999 compared to amortization of deferred stock compensation of $476,000 for the three months ended November 30, 2000. We anticipate that deferred stock compensation expense will decrease modestly over the next three years, based on the effect of employee terminations and the completion of the vesting of stock option grants.

         INTEREST INCOME, NET

         Net interest income consists of interest earned on our cash, cash equivalents and short-term and long-term investments, partially offset by interest expense related to capital leases. Net interest income was $1.9 million for the three months ended November 30, 1999 compared to $8.3 million for the three months ended November 30, 2000. The increase was due to interest income on proceeds from our secondary offering in February 2000 and the purchase of our common stock by Cisco Systems in July 2000.

         OTHER INCOME (EXPENSE), NET

         Other income (expense), net is comprised primarily of bank charges, losses on disposals of fixed assets and foreign exchange gains and losses. Other income (expense), net over the two periods remained relatively flat.

         INCOME TAX PROVISION

         Income tax provision is comprised primarily of foreign withholding tax expense. Income tax provision amounts over the two periods remained relatively flat.

SIX MONTHS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 2000

         REVENUES

         Total revenues increased 86%, from $11.4 million for the six months ended November 30, 1999 to $21.1 million for the six months ended November 30, 2000.

         LICENSE AND ROYALTY. License and royalty revenues increased 196%, from $3.5 million for the six months ended November 30, 1999 to $10.3 million for the six months ended November 30, 2000. The increase was primarily due to increased deployments to our customers' subscribers.

         SERVICE. Service revenues increased 37%, from $7.9 million for the six months ended November 30, 1999 to $10.8 million for the six months ended November 30, 2000. The increase was primarily due to the continued growth in our customer base, which resulted in an increase in the integration and implementation services provided to those customers.

         COST OF REVENUES

         Total cost of revenues increased 8%, from $11.8 million for the six months ended November 30, 1999 to $12.7 million for the six months ended November 30, 2000.

         LICENSE AND ROYALTY. Cost of license and royalty revenues increased 14%, from $1.1 million for the six months ended November 30, 1999 to $1.3 for the six months ended November 30, 2000. These amounts represented 32% and 12% of license and royalty revenues in the respective periods. The absolute dollar amounts of cost of license and royalty revenues have remained relatively flat.

         SERVICE. Cost of service revenues increased 7%, from $10.7 million for the six months ended November 30, 1999 to $11.4 million for the six months ended November 30, 2000. These amounts represented 136% and 106% of service revenues in the respective periods. The increase in absolute dollar amounts was primarily due to additional professional services expenses incurred to implement and integrate our products, slightly offset by a reduction in custom development work.

         OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salary and other related costs for personnel and external consultants as well as costs related to outsourced development projects to support product development. Research and development expenses increased 102%, from $11.6 million for the six months ended November 30, 1999 to $23.5 million for the six months ended November 30, 2000. These amounts represented 102% and 111% of total revenues over the respective periods. The increase in both absolute dollar amounts and as a percentage of total revenues was primarily due to increases in staffing and employee-related expenses, mainly due to the SourceSuite and MoreCom acquisitions, and by less custom development projects.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and trade shows. Sales and marketing expenses increased 55%, from $6.9 million for the six months ended November 30, 1999 to $10.7 million for the six months ended November 30, 2000. These amounts represented 61% and 51% of total revenues over the respective periods. The increase in absolute dollar amounts was primarily due to increased staffing and employee-related expenses, including international growth, as well as increased trade show presence.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for corporate development, finance, human resources and legal employees, as well as outside legal and other professional services. General and administrative expenses increased 64%, from $3.2 million for the six months ended November 30, 1999 to $5.2 million for the six months ended November 30, 2000. These amounts represented 28% and 25% of total revenues over the respective periods. The increase in absolute dollar amounts was primarily due to increased staffing and related expenses, the establishment of the infrastructure necessary to support our continuing expansion and our increased obligations as a public company.

         AMORTIZATION OF PURCHASED INTANGIBLES. Purchased intangibles represent the purchase price of Navio, SourceSuite and MoreCom in excess of identified tangible assets and are amortized over three years. In August 1997, we recorded approximately $18.3 million of purchased intangibles, related to the Navio acquisition. In March 2000, we recorded approximately $192.0 million of purchased intangibles related to the SourceSuite acquisition. In June 2000, we recorded approximately $471.5 million of purchased intangibles related to the MoreCom acquisition. We recorded approximately $3.0 million of amortization expense for the six months ended November 30, 1999 and approximately $105.5 million for the six months ended November 30, 2000.

         AMORTIZATION OF WARRANTS. As of November 30, 2000, warrants to purchase up to 2,336,660 shares of common stock were earned by network operators. The fair market value of these warrants at the time they were earned was $117.2 million. Amortization of warrants was approximately $1.1 million and $11.8 million for the six months ended November 30, 1999 and 2000, respectively. This increase was primarily due to amortization related to additional warrants earned since November 30, 1999.

         AMORTIZATION OF DEFERRED STOCK COMPENSATION. Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date. In fiscal 1999, we began recording deferred stock compensation for stock options granted to employees and others. These amounts are amortized on a straight-line basis over the 48-month vesting period of such options. Amortization of deferred stock compensation was approximately $1.0 million for each of the six months ended November 30, 1999 and 2000.

         INTEREST INCOME, NET

         Net interest income consists of interest earned on our cash, cash equivalents and short-term and long-term investments, partially offset by interest expense related to capital leases. Net interest income was $2.9 million for the six months ended November 30, 1999 compared to $15.9 million for the six months ended November 30, 2000. The increase was due to interest income on proceeds from our secondary offering in February 2000 and the purchase of our common stock by Cisco Systems in July 2000.

         OTHER INCOME (EXPENSE), NET

         Other income (expense), net is comprised primarily of bank charges, losses on disposals of fixed assets and foreign exchange gains and losses. Other income (expense), net over the two periods remained relatively flat.

         INCOME TAX PROVISION

         Income tax provision is comprised primarily of foreign withholding tax expense. Income tax provision amounts over the two periods remained relatively flat.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of liquidity was cash, cash equivalents and short-term investments, which were approximately $377.2 million as of November 30, 2000. Additionally, we had approximately $119.5 million in long-term investments.

         Cash used in operating activities was approximately $34.0 million for each of the six months ended November 30, 2000 and 1999. Cash used in operating activities remained relatively flat over the two periods although there were significant changes in the components. The increase in net loss and decrease in deferred revenues was offset by an increase in depreciation as well as the write-off of acquired in-process research and development related to the MoreCom acquisition for the six months ended November 30, 2000.

         Net cash used in investing activities was approximately $62.6 million and $69.6 million for the six months ended November 30, 2000 and 1999, respectively, a decrease of approximately $7.0 million from year to year. This decrease was primarily due to our investment activity offset slightly by the convertible term loan to Two Way TV for the six months ended November 30, 2000.

         Net cash provided by financing activities was approximately $103.8 million and $110.9 million for the six months ended November 30, 2000 and 1999, respectively, a decrease of approximately $7.0 million from year to year. This decrease was primarily due to the fact that our net proceeds from our initial public offering and a private placement of our stock for the six months ended November 30, 1999 were greater than the net proceeds received by us from the sale of our common stock to Cisco Systems and an increase in the exercise of stock options during the six months ended November 30, 2000.

         At November 30, 2000, we had approximately $140.6 million in cash and cash equivalents and did not have any material commitments for capital expenditures, other than a capital lease. At November 30, 2000, we also had approximately $236.6 million in short-term investments and $8.8 million in restricted cash.

         Under a development agreement entered into with General Instrument Corporation (recently acquired by Motorola, Inc.) in April 1999, we are committed to pay $10.0 million in development fees for certain services to be provided by General Instrument. These fees are being paid out over a three-year period, of which $1.1 million and $677,000 was paid for the three months ended November 30, 2000 and 1999, respectively.

         During the first quarter of fiscal 2000, we signed an amendment to our Technology License and Distribution Agreement with Sun Microsystems. This amendment called for us to pay certain minimum royalties and support fees in exchange for the right to certain Sun technology and to maintain the status as the preferred vendor of Sun. We will pay Sun minimum guaranteed royalties and support fees of approximately $3.8 million through December 31, 2004. To date, no significant royalty payments have been made. Support payments are due annually; however, no payments have been made for the quarter ended November 30, 2000.

         In November 2000, we entered into a convertible term loan facility to advance up to $7.0 million to Two Way TV at an interest rate of 15% per annum. Two Way TV borrowed $2.0 million in November 2000, and an additional $2.5 million in December 2000. We expect Two Way TV to draw down the remaining balance of $2.5 million in January 2001. If the loan is not converted, it is to be repaid within 11 to 18 months, depending upon the occurrence of certain events.

         In January 2001, we extended loans in exchange for promissory notes from Coleman Sisson, our President and Chief Operating Officer and David Limp, our Executive Vice President and Chief Strategy Officer. Each loan is in the amount of $500,000 at 5.9% compounded annually and is due and payable two years from issuance. Also in January 2001, the Company entered into employee retention agreements with Mr. Sisson, Mr. Limp and Donald Fitzpatrick, our Executive Vice President of Sales and Services. Each retention agreement provides approximately $820,000 to the employee over the next two years of continued service.

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

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY THAT MAKES AN EVALUATION OF OUR BUSINESS DIFFICULT

         We were incorporated in April 1996 and began shipping our initial products to customers in the last quarter of fiscal 1997. Our limited operating history makes evaluation of our business and prospects difficult. Companies in an early stage of development frequently encounter heightened risks and unexpected expenses and difficulties. For us, these risks include:

     - The limited number of network operators, such as providers of television services, who have deployed products and services incorporating our technology

     - The limited number of information appliance manufacturers, such as set-top box manufacturers, who have incorporated our technology into their products

     - Delays in deployment of high speed networks and Internet-enhanced services and applications by our network operator customers

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

         We incurred net losses of approximately $3.3 million in fiscal 1996, $19.0 million in fiscal 1997, $94.4 million in fiscal 1998, $33.1 million in fiscal 1999, $80.8 million in fiscal 2000 and $156.6 million for the six months ended November 30, 2000. Our net losses of $94.4 million in fiscal 1998 included a $58.1 million charge for the Navio acquisition related to acquired in-process research and development. Our net losses of $80.8 million in fiscal 2000 included a $1.9 million charge for the SourceSuite acquisition related to acquired in-process research and development, amortization of purchased intangibles of $22.1 million and warrant amortization of $10.8 million. Our net losses of $156.6 million for the six months ended November 30, 2000 included a $22.4 million charge for the MoreCom acquisition related to the acquired in-process research and development, amortization of purchased intangibles of $105.5 million and warrant amortization of $11.8 million. As of November 30, 2000, we had an accumulated deficit of approximately $387.1 million.

         Since our inception, we have not had a profitable quarter and may never achieve or sustain profitability. Although our revenues increased for each of the last three fiscal years, we may not be able to sustain our historical revenue growth rates. We also expect to continue to incur increasing our cost of revenues, and our research and development, sales and marketing and general and administrative expenses. If we are to achieve profitability given our planned expenditure levels, we will need to generate and sustain substantially increased license and royalty revenues; however, we are unlikely to be able to do so in the near future. As a result, we may incur significant and increasing losses and negative cash flows in the near future. In addition, from the beginning of fiscal 1997 through November 30, 2000, approximately 61% of our revenues have been derived from services provided by us and not from license and royalty fees paid by network operators and information appliance manufacturers in conjunction with the deployment of products and services incorporating our software products. If we are unable to derive a greater proportion of our revenues from these license and royalty fees, our losses will likely continue indefinitely.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

         Our quarterly operating results have varied in the past and are likely to vary significantly from quarter to quarter. As a result, we believe that period to period comparisons of our operating results are not a good indication of our future performance. Moreover, we expect to derive substantially all of our revenues for the near term from license fees and related professional and support services. Over the longer term, to the extent deployments increase, we expect to derive an increasing portion of our revenues from royalties paid by network operators and information appliance manufacturers. If deployments do not increase or this transition otherwise does not occur, we are unlikely to be able to generate or sustain substantially increased revenue, and our operating results will be seriously harmed.

         In the short term, we expect our quarterly revenues to depend significantly on a small number of relatively large orders for our products and services, which generally have a long sales cycle. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. In some cases, we recognize revenues from services on a percentage of completion basis. Our ability to recognize these revenues may be delayed if we are unable to meet service milestones on a timely basis. Moreover, because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in greater short-term losses.

         Although we have limited historical financial data, in the past we have experienced seasonal decreases in revenue growth in our quarter ending August 31. These seasonal trends may continue to affect our quarter to quarter revenues.

THE MARKET FOR INFORMATION APPLIANCES IS NEW AND MAY NOT DEVELOP AS WE
ANTICIPATE

         Because the market for information appliances such as set-top boxes is newly emerging, the potential size of the market opportunity and the timing of its development are uncertain. As a result, our profit potential is unproven. We depend upon the commercialization and broad acceptance by consumers and businesses of information appliances such as cable and satellite set-top boxes. Other types of information appliances may include game consoles and personal digital assistants. Broad acceptance of information appliances, particularly television set-top boxes, will depend on many factors. These factors include:

     - The willingness of large numbers of consumers to use devices other than personal computers to access the Internet

     - The development of content and applications for information appliances of interest to significant numbers of consumers

     - The emergence of industry standards that facilitate the distribution of content over the Internet to these devices

If the market for information appliances, and set-top boxes in particular, does not develop or develops more slowly than we anticipate, our revenues will not grow as fast as anticipated, if at all.

OUR SUCCESS DEPENDS ON NETWORK OPERATORS INTRODUCING, MARKETING AND PROMOTING PRODUCTS AND SERVICES FOR INFORMATION APPLIANCES BASED ON OUR TECHNOLOGY

         Our success depends on large network operators introducing, marketing and promoting products and services based on our technology. There are, however, only a limited number of large network operators worldwide. Moreover, only a limited number of network operators have introduced or are in the process of deploying products and services incorporating our technology and services for information appliances. In addition, none of our network operator customers is contractually obligated to introduce, market or promote products and services incorporating our technology, nor are any of them contractually required to achieve any specific introduction schedule. Accordingly, even if a network operator initiates a customer trial of products incorporating our technology, that operator is under no obligation to continue its relationship with us or to launch a full-scale deployment of these products. Further, our agreements with network operators are generally not exclusive, so network operators with whom we have agreements may enter into similar license agreements with one or more of our competitors.

         Moreover, because the large-scale deployment of products and services incorporating our technology by network operators is complex, time consuming and expensive, each deployment of these products and services requires our expertise. This customization process requires a lengthy and significant commitment of resources by our customers and us. This commitment of resources may slow deployment, which could, in turn, delay market acceptance of these products and services. Unless network operators introduce, market and promote products and services incorporating our technology in a successful and timely manner, our software platform will not achieve widespread acceptance, information appliance manufacturers will not use our software in their products and our revenues will not grow as fast as anticipated, if at all.

IF INFORMATION APPLIANCE MANUFACTURERS DO NOT MANUFACTURE PRODUCTS THAT INCORPORATE OR OPERATE WITH OUR TECHNOLOGY, OR IF THESE PRODUCTS DO NOT ACHIEVE ACCEPTANCE, WE MAY NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS

         We do not typically manufacture hardware components that incorporate our technology. Rather, we license software technology to information appliance manufacturers and work with them to ensure that our products operate together. Accordingly, our success will depend, in part, upon our ability to convince a number of information appliance manufacturers to manufacture products that incorporate or operate with our technology and the successful introduction and commercial acceptance of these products. Our efforts also significantly depend on network operators deploying services using our server software.

         While we have entered into a number of agreements with information appliance manufacturers, none of these manufacturers is contractually obligated to introduce or market information appliances incorporating our technology, nor is any of them contractually required to achieve any specific production schedule. Moreover, our agreements with information appliance manufacturers are generally not exclusive, so information appliance manufacturers with whom we have agreements may enter into similar license agreements with one or more of our competitors. Our failure to convince information appliance manufacturers to incorporate our software platform into their products or modify their products to operate with our software, or the failure of these products to achieve broad acceptance with consumers and businesses, will result in revenues that do not grow as fast as expected, if at all.

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

         Many of our existing and potential competitors, particularly Microsoft, have longer operating histories, a larger customer base, greater name recognition and significantly greater financial, technical, sales and marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential customers. Moreover, some of our competitors, particularly Microsoft, have significant financial resources, which have enabled them in the past and may enable them in the future to make large strategic investments in our current and potential customers. Such investments may let them strengthen existing relationships or quickly establish new relationships with our current or potential customers. For example, as a result of an investment in AT&T, Microsoft obtained a nonexclusive licensing agreement under which AT&T will purchase up to 7.5 million licenses of Microsoft software for television set-top boxes. Investments such as this may discourage our potential or current customers who receive these investments from deploying our information appliance software, regardless of their views of the relative merits of our products and services.

ORACLE'S OWNERSHIP OF OUR STOCK AND OTHER RELATIONSHIPS WITH US COULD LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER TRANSACTIONS SUBMITTED FOR A VOTE OF OUR STOCKHOLDERS

         Based on 103,496,005 shares outstanding on November 30, 2000, Oracle beneficially owns 35,139,843 shares, approximately 34% of our outstanding common stock. No Oracle designee currently serves on our Board of Directors. While Oracle may be contributing those shares to a blind voting trust committed to vote them in proportion to all other voted shares, if Oracle fails to make such a contribution, Oracle may exert significant influence over us, including influencing the election of directors; significant corporate transactions, such as acquisitions; efforts to block an unsolicited tender offer; and other matters that require shareholder approval. This concentration of ownership could also delay or prevent a third party from acquiring control over us at a premium above the then-current market price of our common stock.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

         We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of customers. For the six months ended November 30, 2000, our four largest customers accounted for approximately 54% of our revenues, with Cable & Wireless (recently acquired by NTL) accounting for 21% of our total revenues, Telewest accounting for 17% of our total revenues and AOL accounting for 11% of our total revenues. For the six months ended November 30, 1999, our five largest customers accounted for approximately 54% of our total revenues, with Wind River Systems accounting for 18% of our total revenues and Cable & Wireless accounting for 14% of our total revenues. We expect that we will continue to depend upon a limited number of customers for a significant portion of our revenues in future periods, although the customers may vary from period to period. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly.

OUR LENGTHY SALES CYCLE AND POTENTIAL VARIATION IN THE TIMING OF REVENUE RECOGNITION MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE

         We believe that the purchase of our products and services involves a significant commitment of capital and other resources by a customer. In many cases, our customers' decision to use our products and services requires them to change their established business practices and conduct their business in new ways. As a result, we may need to educate our potential customers on the use and benefits of our products and services. In addition, our customers generally must consider a wide range of other issues before committing to purchase and incorporate our technology into their offerings. As a result of these and other factors, including the approval at a number of levels of management within a customer's organization, our sales cycle averages from six to twelve months and may sometimes be significantly longer. Because of the length of our sales cycle, we have a limited ability to forecast the timing and amount of specific sales.

         In addition, we base our quarterly revenue projections, in part, upon our expectation that specific sales will occur in a particular quarter. In the past, our sales have occurred in quarters other than those anticipated by us. Moreover, because we recognize certain revenues based on our receipt of royalty reports, delays in network operators' deployment schedules or our receipt of those reports could adversely affect our revenues for any given quarter. If our expectations, and thus our revenue projections, are not accurate for a particular quarter, our actual operating results for that quarter could fall below the expectations of financial analysts and investors resulting in a potential decline in our stock price.

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

         International revenues accounted for approximately 66% of our total revenues for the six months ended November 30, 2000 and approximately 48% for the six months ended November 30, 1999. We anticipate that a significant portion of our revenues for the foreseeable future will be derived from sources outside the United States, especially as we increase our sales and marketing activities with respect to international licensing of our technology. Accordingly, our success will depend, in part, upon international economic conditions and upon our ability to manage international sales and marketing operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and increase our foreign direct and indirect sales forces. This expansion will require significant management attention and resources, which could divert attention from other aspects of our business. To the extent we are unable to expand our international operations in a timely manner, our growth in international sales, if any, will be limited.

         Moreover, substantially all of our revenues and costs to date have been denominated in U.S. dollars. However, expanded international operations may result in increased foreign currency payables. Although we may from time to time undertake foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, we do not currently attempt to cover potential foreign currency exposure. Accordingly, any fluctuation in the value of foreign currency could seriously harm our business.

WE MAY HAVE TO CEASE OR DELAY PRODUCT SHIPMENTS IF WE ARE UNABLE TO OBTAIN KEY TECHNOLOGY FROM THIRD PARTIES

         We rely on technology licensed from third parties, including applications that are integrated with internally developed software and used in our products. Most notably, we license certain technologies from Sun Microsystems, Wind River Systems, BitStream, RealNetworks and RSA. These third-party technology licenses may not continue to be available to us on commercially reasonable terms, or at all, and we may not be able to obtain licenses for other existing or future technologies that we desire to integrate into our products. If we cannot maintain existing third-party technology licenses or enter into licenses for other existing or future technologies needed for our products we would be required to cease or delay product shipments while we seek to develop or license alternative technologies.

WE DO NOT CURRENTLY HAVE LIABILITY INSURANCE TO PROTECT AGAINST THIRD-PARTY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE EXPENSIVE TO DEFEND

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

         We cannot guarantee that:

     -   An infringement claim will not be asserted against us in the future

     -   The assertion of such a claim will not result in litigation

     -   We would prevail in such litigation

     - We would be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms, or at all

         We currently do not have liability insurance to protect against the risk that licensed third-party technology infringes the intellectual property of others. Any claims relating to our intellectual property, regardless of their merit, could seriously harm our ability to develop and market our products and manage our day to day operations because they could:

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

WE COULD SUFFER LOSSES AND NEGATIVE PUBLICITY IF OUR TECHNOLOGY CAUSES OUR NETWORK OPERATOR CUSTOMERS' SYSTEMS TO FAIL

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

WHILE OUR SUCCESS DEPENDS ON OUR ABILITY TO KEEP PACE WITH THE LATEST TECHNOLOGICAL CHANGES, WE HAVE EXPERIENCED AND MAY IN THE FUTURE EXPERIENCE DELAYS IN COMPLETING DEVELOPMENT AND INTRODUCTION OF NEW SOFTWARE PRODUCTS

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

         This additional growth will place a significant strain on our limited personnel, financial and other resources. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to implement additional management information systems, to further develop our operating, administrative, financial and accounting systems and controls, to hire additional personnel, to develop additional levels of management within the corporation, to locate additional office space in the United States and abroad and to maintain close coordination among our research and development, sales and marketing, services and support and administrative organizations. Failure to meet any of these requirements would seriously harm our ability to deliver products in a timely fashion, fulfill existing customer commitments and attract and retain new customers.

THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD HARM OUR COMPETITIVENESS

         We believe that our success will depend on the continued employment of our senior management team and key technical personnel, particularly Mitchell E. Kertzman, our Chief Executive Officer, Coleman Sisson, our President and Chief Operating Officer, David Limp, our Executive Vice President and Chief Strategy Officer and Donald Fitzpatrick, our Executive Vice President of Sales and Services. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be very difficult to replace and our ability to manage day to day operations, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues, could be seriously harmed.

OUR PLANNED EXPANSION OF OUR INDIRECT DISTRIBUTION CHANNELS WILL BE EXPENSIVE AND MAY NOT SUCCEED

         To date, we have sold our products and services principally through our direct sales force. In the future, we intend to expand the number and reach of our indirect channel partners, primarily overseas, through distribution agreements. The development of these indirect channels will require the investment of significant company resources, which could seriously harm our business if our efforts do not generate significant revenues. Moreover, we may not be able to attract indirect channel partners able to effectively market our products and services. The failure to do so could seriously hinder the growth of our business.

IN ORDER TO REMAIN COMPETITIVE IN OUR MARKET, WE MAY NEED TO MAKE ACQUISITIONS WHICH COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND DILUTE STOCKHOLDER VALUE

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

WE MAY NOT BE SUCCESSFUL IN MAKING STRATEGIC INVESTMENTS

         We have established the Liberate Corporate Venture Fund. Both through that fund and otherwise, we have made and plan to continue to make strategic investments in other companies. In most instances these investments are in the form of equity securities of private companies for which there is no public market. These companies may be expected to incur substantial losses and may never become publicly traded companies. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. Losses or charges resulting from these investments could harm our operating results.

WE MAY INCUR NET LOSSES OR INCREASED NET LOSSES IF WE ARE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE RELATED TO THE ISSUANCE OF WARRANTS

         In fiscal year 1999, we entered into letter agreements with several network operators whereby we agreed to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock which are exercisable if those network operators satisfy certain milestones. The value of the warrants is estimated using the Black-Scholes model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to the establishment of a performance commitment. The value of the warrants is recorded primarily as a non-current asset on the accompanying condensed consolidated balance sheets and will be amortized over the estimated economic life of the arrangements with the network operators.

         As of November 30, 2000, warrants to purchase up to 2,336,660 shares of our common stock were earned by these network operators. The fair market value of these warrants at the time they were earned was $117.2 million. As of November 30, 2000, accumulated amortization for the warrants was $22.6 million.

         If the remaining warrants are earned or we decide to issue additional warrants to new customers, we will be required to record significant non-cash accounting expenses or offsets to revenue related to any such warrants. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price.

DEMAND FOR OUR PRODUCTS AND SERVICES WILL NOT INCREASE IF THE INTERNET DOES NOT CONTINUE TO GROW AND IMPROVE

         Acceptance of our software depends substantially upon the widespread adoption of the Internet for commerce, communications and entertainment. As is typical in the case of an emerging industry characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions, demand for and acceptance of recently introduced Internet products and services are subject to a high level of uncertainty. In addition, critical issues concerning the commercial use of the Internet remain unresolved and may affect the growth of Internet use, especially in the consumer markets we target. The adoption of the Internet for commerce, communications and access to content and applications, particularly by those that have historically relied upon alternative means of commerce, communications and access to content and applications, generally requires understanding and acceptance of a new way of conducting business and exchanging information. Moreover, widespread application of the Internet outside of the United States will require reductions in the cost of Internet access to prices affordable to the average consumer.

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

NEW OR CHANGED GOVERNMENT REGULATION COULD CAUSE DEMAND FOR OUR PRODUCTS AND SERVICES TO DECLINE SIGNIFICANTLY

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

         Moreover, the market for television, and particularly cable and satellite television, is extensively regulated by a large number of national, state and local government agencies, including the Federal Communications Commission. New or altered laws or regulations that change the competitive landscape, limit the market for interactive television or affect the pricing of interactive television could seriously harm our business prospects.

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

     -   Open new offices, in the United States or internationally

     -   Hire, train and retain employees

     -   Respond to competitive pressures or unanticipated requirements

PROVISIONS OF OUR CORPORATE DOCUMENTS AND DELAWARE LAW COULD DETER TAKEOVERS AND PREVENT YOU FROM RECEIVING A PREMIUM FOR YOUR SHARES

         Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These include provisions that:

     - Authorize the issuance of "blank check" preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt

     - Require super-majority voting to effect certain amendments to our certificate of incorporation and bylaws

     -   Limit who may call special meetings of stockholders

     - Prohibit stockholder action by written consent, which requires all actions to be taken at a meeting of the stockholders

     - Establish advance notice requirements for nominations of candidates for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings

         In addition, Section 203 of the Delaware General Corporation Law and provisions in our stock incentive plans may discourage, delay or prevent a change in control of our company.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR STOCK PRICE VOLATILITY

         In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. Due to the volatility of our stock price, we may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

OUR STOCK PRICE COULD DECLINE BY SHARES BECOMING AVAILABLE FOR SALE IN THE
FUTURE

         Shares of our common stock that are restricted, either by law or otherwise, will become available for resale in the future. This includes the eligibility for sale on July 19, 2001 of 3,963,780 shares held by Cisco Systems, upon the satisfaction of the Rule 144 holding period. Resales of such shares could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

         As of November 30, 2000, our investment portfolio includes $429.2 million of U.S. government obligations, commercial paper and other corporate securities which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and seek to preserve our invested funds by limiting the fault risk, market risk and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to typically hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

FOREIGN CURRENCY/EXCHANGE RATE RISK

         We transact business in various foreign currencies and are accordingly subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are earned in U.S. dollars. Operating expenses incurred by our foreign subsidiaries are denominated primarily in European currencies. We currently do not use financial instruments to hedge these operating expenses. We continue to assess the need to use financial instruments to hedge currency exposures.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         As part of our acquisition of the Virtual Modem software product and related assets and technology of SourceSuite, we acquired certain patents that were the subject of a patent infringement lawsuit. This lawsuit was initially brought by Interactive Channel Technologies and SMI Holdings, affiliated companies of SourceSuite, against Worldgate Communications in May 1998. The patent infringement claims have been assigned to us as a result of our merger with SourceSuite. In June 1998, Worldgate filed a counterclaim against the plaintiffs and Source Media, a shareholder of SourceSuite, alleging among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. Following discovery and briefing of the patent claim construction issues, the parties have entered into settlement negotiations covering both our patent infringement claims against Worldgate and Worldgate's cross-complaint against Interactive Channel, SMI Holdings and Source Media. We currently believe that this matter and its related actions are likely to be settled for an immaterial amount.


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

 (d) USE OF PROCEEDS

         On July 19, 2000 we agreed to issue 3,963,780 shares of common stock to Cisco Systems at approximately $25.23 per share. Aggregate cash proceeds from this transaction were approximately $100.0 million. The net proceeds have been applied to working capital and were predominantly held in cash, cash equivalents and short-term investments at November 30, 2000.


ITEM 3. DEFAULTS IN SECURITIES

         None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Stockholders in San Carlos, California on October 24, 2000. Of the 102,806,363 shares outstanding as of the record date, 83,568,271 shares were present or represented by proxy and the following actions were voted upon:

     - To elect six members of the Board of Directors to serve until the next Annual Meeting or until their successors have been duly elected and qualified:

                                                      FOR               WITHHELD
                                                ---------------     ----------------
          Mitchell E. Kertzman                     79,560,949            4,007,322
          David J. Roux                            79,549,689            4,018,582
          Charles N. Corfield                      79,546,795            4,021,476
          Bradley P. Dusto                         79,578,332            3,989,939
          Dr. David C. Nagel                       79,577,948            3,990,323
          Barry M. Schuler                         79,578,078            3,990,193

     - To ratify the appointment of Arthur Andersen, LLP as our independent public accountants for the fiscal year ending May 31, 2001:

                                                      FOR               AGAINST             ABSTAIN
                                                ---------------     --------------      --------------
                                                   79,546,449             21,617           4,000,205


ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

  EXHIBIT
    NO.       EXHIBIT
  -------     -------
    2.3       Plan and Agreement of Reorganization with MoreCom, Inc., dated March 27, 2000. (Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 7,
              2000).
    2.4       Amendment No. 1 to Plan and Agreement of Reorganization with MoreCom, Inc. (Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 7,
              2000).
    3.1       Amended and Restated Bylaws of Liberate. (Incorporated by reference to Exhibit 3.4 to the
              Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
    3.2       Sixth Amended and Restated Certificate of Incorporation of Liberate. (Incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed by the Registrant (Reg. No.
              333-78781).)
    4.1       Specimen Certificate of Liberate's common stock. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No.
              333-78781).)
    9.2       Amendment to Voting Agreement, dated December 11, 2000.
   10.45      Employment Retention Agreement between Liberate and Coleman Sisson, dated January 8, 2001.
   10.46      Employment Retention Agreement between Liberate and David Limp, dated January 9, 2001.
   10.47      Employment Retention Agreement between Liberate and Donald Fitzpatrick, dated January 3, 2001.
   10.48      Promissory Note, dated January 8, 2001, for loan extended to Coleman Sisson.
   10.49      Promissory Note, dated January 3, 2001, for loan extended to David Limp.
   27.1       Financial Data Schedule.

(b) REPORTS ON FORM 8-K

         None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                    Liberate Technologies


Date:  January 12, 2001 by:         /s/ Nancy J. Hilker
                                    ----------------------

                                    Nancy J. Hilker,
                                    Vice President and
                                    Chief Financial Officer
                                    (duly authorized officer and
                                    principal financial officer)