Form 10-Q
period 2001-02-28
LIBERATE TECHNOLOGIES
filed 2001-04-12
CIK 1085776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended FEBRUARY 28, 2001

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from___________ to__________


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



      104,371,186 shares of the Registrant's common stock were outstanding as of March 31, 2001.

--------------------------------------------------------------------------------

                              LIBERATE TECHNOLOGIES

                                    FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 28, 2001

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                       PAGE
                                                                                                    ----
  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets at May 31, 2000 and
               February 28, 2001................................................................       1

           Condensed Consolidated Statements of Operations and Comprehensive Loss
               for the Three Months and Nine Months Ended February 29, 2000
               and February 28, 2001............................................................       2

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
               February 29, 2000 and February 28, 2001..........................................       3

           Notes to Condensed Consolidated Financial Statements.................................       4

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................................       8

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk............................      27

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings....................................................................      27

  Item 2.  Changes in Securities and Use of Proceeds............................................      28

  Item 3.  Defaults in Securities...............................................................      28

  Item 4.  Submission of Matters to a Vote of Security Holders..................................      28

  Item 5.  Other Information....................................................................      28

  Item 6.  Exhibits and Reports on Form 8-K.....................................................      29

  Signature.....................................................................................      30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              LIBERATE TECHNOLOGIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                    Unaudited

                                                                             MAY 31,          FEBRUARY 28,
                                                                               2000              2001
                                                                          -------------      -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..........................................      $  132,962        $   148,765
   Short-term investments.............................................         176,053            164,593
   Accounts receivable, net ..........................................           3,058             11,740
   Receivable from affiliate, net.....................................             543                403
   Note receivable....................................................             204              7,000
   Prepaid expenses and other current assets..........................           5,850              8,029
                                                                            -----------      -------------
     Total current assets.............................................         318,670            340,530
Property and equipment, net...........................................          12,759             16,956
Restricted cash.......................................................           8,788              8,788
Long-term investments.................................................         121,607            162,852
Warrants..............................................................         106,127             88,964
Purchased intangibles, net............................................         177,482            488,148
Other assets..........................................................             754              1,426
                                                                          -------------      -------------
       Total assets...................................................      $  746,187        $ 1,107,664
                                                                          =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable...................................................      $    1,759        $     2,464
   Accrued payroll and related expenses...............................           4,303              4,865
   Accrued liabilities................................................          10,290             13,495
   Current portion of capital leases..................................             607                654
   Deferred revenues..................................................          69,132             57,612
                                                                          -------------      -------------
       Total current liabilities......................................          86,091             79,090
Capital lease obligations, net of current portion.....................           1,019                573
Long-term liabilities.................................................             910              1,445
                                                                          -------------      -------------
       Total liabilities..............................................          88,020             81,108
                                                                          -------------      -------------
COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
   Common stock.......................................................             909              1,042
   Contributed and paid-in capital....................................         803,400          1,426,249
   Warrants...........................................................          89,770             59,897
   Deferred stock compensation........................................          (5,583)            (3,691)
   Stockholder notes receivable.......................................              (8)                --
   Accumulated other comprehensive income.............................             162                506
   Accumulated deficit................................................        (230,483)          (457,447)
                                                                          -------------      -------------
       Total stockholders' equity ....................................         658,167          1,026,556
                                                                          -------------      -------------
       Total liabilities and stockholders' equity.....................      $  746,187        $ 1,107,664
                                                                          ==============     =============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                              LIBERATE TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)
                                    Unaudited

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        -------------------------------   ------------------------------
                                                        FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,    FEBRUARY 28,
                                                            2000             2001             2000            2001
                                                        --------------   --------------   --------------  --------------
REVENUES:
   License and royalty...............................      $    3,043       $    8,608       $    6,525    $     18,910
   Service...........................................           4,488            5,831           12,368          16,661
                                                        --------------   --------------   --------------  --------------
     Total revenues..................................           7,531           14,439           18,893          35,571
                                                        --------------   --------------   --------------  --------------

COST OF REVENUES:
   License and royalty...............................             510              499            1,618           1,760
   Service...........................................           4,576            7,703           15,269          19,136
                                                        --------------   --------------   --------------  --------------
     Total cost of revenues..........................           5,086            8,202           16,887          20,896
                                                        --------------   --------------   --------------  --------------
     Gross margin....................................           2,445            6,237            2,006          14,675
                                                        --------------   --------------   --------------  --------------

OPERATING EXPENSES:
   Research and development..........................           9,633           14,758           21,275          38,268
   Sales and marketing...............................           5,200            5,816           12,118          16,557
   General and administrative........................           2,370            2,932            5,550           8,151
   Amortization of purchased intangibles.............           1,521           55,289            4,563         160,838
   Amortization of warrants..........................           4,023            5,721            5,092          17,488
   Amortization of deferred stock compensation.......             518              464            1,547           1,439
   Acquired in-process research and development......              --               --               --          22,425
                                                        --------------   --------------   --------------  --------------
     Total operating expenses........................          23,265           84,980           50,145         265,166
                                                        --------------   --------------   --------------  --------------
     Loss from operations............................         (20,820)         (78,743)         (48,139)       (250,491)
Interest income, net.................................           2,218            7,898            5,116          23,846
Other income (expense), net..........................            (123)             454             (683)           (115)
                                                        --------------   --------------   --------------  --------------
     Loss before income tax provision................         (18,725)         (70,391)         (43,706)       (226,760)
Income tax provision.................................              12               --               61             204
                                                        --------------   --------------   --------------  --------------
     Net loss........................................      $  (18,737)      $  (70,391)      $  (43,767)    $  (226,964)
Foreign currency translation adjustment..............             (12)             (48)               4             344
                                                        --------------   --------------   --------------  --------------
     Comprehensive loss..............................      $  (18,749)      $  (70,439)      $  (43,763)    $  (226,620)
                                                        ==============   ==============   ==============  ==============
Basic and diluted net loss per share.................      $    (0.22)      $    (0.68)      $    (0.68)    $     (2.23)
                                                        ==============   ==============   ==============  ==============
Shares used in computing basic and diluted net loss
  per share..........................................          84,147          103,887           64,530         101,780
                                                        ==============   ==============   ==============  ==============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              LIBERATE TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited


                                                                                        NINE MONTHS ENDED
                                                                                 -------------------------------
                                                                                  FEBRUARY 29,      FEBRUARY 28,
                                                                                      2000              2001
                                                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................   $ (43,767)      $(226,964)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..............................................       5,952         164,645
     Amortization of warrants...................................................       5,092          17,488
     Provision for doubtful accounts............................................         266             152
     Write-off of acquired in-process research and development..................          --          22,425
     Loss on disposal of property and equipment.................................         600             329
     Non-cash compensation expense..............................................       1,547           1,439
     Changes in operating assets and liabilities:
       Increase in accounts receivable..........................................      (1,956)         (8,834)
       (Increase) decrease in receivable from affiliate, net....................        (562)            140
       Increase in prepaid expenses and other current assets....................      (2,054)         (2,300)
       Increase in other assets.................................................        (260)           (655)
       Increase in restricted cash..............................................      (8,788)             --
       Increase in accounts payable.............................................       1,277             705
       Increase (decrease) in accrued liabilities...............................       3,704          (5,218)
       Increase in accrued payroll and related expenses.........................         466             562
       Increase (decrease) in deferred revenues.................................       9,766         (11,520)
       Increase in other long-term liabilities..................................          --             533
                                                                                  ------------     -----------
         Net cash used in operating activities..................................     (28,717)        (47,073)
                                                                                  ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment..........................................      (8,189)         (7,409)
   Purchase of investments......................................................     (74,723)        (26,785)
   Issuance of note receivable..................................................          --          (7,000)
   Investment in Everypath......................................................          --          (3,000)
   Cash acquired in MoreCom acquisition.........................................          --           1,500
                                                                                  ------------     -----------
          Net cash used in investing activities.................................     (82,912)         (42,694)
                                                                                  ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from secondary public offering, net.................................     297,219              --
   Proceeds from initial public offering, net...................................      97,970              --
   Proceeds from private placement, net.........................................      12,500         100,000
   Proceeds from exercise of stock options......................................       3,237           5,724
   Principal payments on capital lease obligations..............................        (155)           (498)
   Payments of notes payable....................................................         (52)             --
                                                                                  ------------     -----------
         Net cash provided by financing activities..............................     410,719         105,226
                                                                                  ------------     -----------
Effect of exchange rate changes on cash.........................................         (12)            344
                                                                                  ------------     -----------
Net increase in cash and cash equivalents.......................................     299,078          15,803
Cash and cash equivalents, beginning of period..................................      33,657         132,962
                                                                                  ------------     -----------
Cash and cash equivalents, end of period.......................................    $ 332,735       $ 148,765
                                                                                  ============     ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              LIBERATE TECHNOLOGIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of Liberate Technologies ("Liberate" or "the Company") and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. These financial statements have been prepared by Liberate, without audit, and reflect all adjustments that in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. However, they omit certain information and footnote disclosures necessary to conform to generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in Liberate's Form 10-K and subsequent reports on Form 10-Q filed with the Securities and Exchange Commission since August 25, 2000. The results of operations for such periods do not necessarily indicate the results expected for the full fiscal year or for any future period.

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

      In June 1998, the FASB issued Statement of Financial Accounting Standard
(SFAS) No. 133, Accounting For Derivative Instruments And Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company expects that the adoption of SFAS No. 133 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2002.

NOTE 2. OFFERINGS OF COMMON STOCK

      COMMON STOCK. In July 2000, Cisco Systems, Inc. purchased 3,963,780 shares of the Company's common stock at approximately $25.23 per share, resulting in aggregate cash proceeds to the Company of approximately $100.0 million.

      During the nine months ended February 28, 2001, Liberate issued 1,634,989 shares of common stock to employees, external consultants and other service providers upon the exercise of stock options and an additional 332,552 shares of common stock to certain customers upon the exercise of warrants.

      WARRANTS. In fiscal year 1999, the Company entered into letter agreements with several network operators whereby it agreed to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock that are exercisable if those network operators satisfy certain milestones. The value of the warrants is estimated using the Black-Scholes model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to the establishment of a performance commitment. The value of the warrants is recorded primarily as a non-current asset on the accompanying condensed consolidated balance sheet and is being amortized over the estimated economic life of the arrangements with the network operators.

      As of February 28, 2001, warrants to purchase up to 2,336,660 shares of the Company's common stock were earned by these network operators. The fair market value of these warrants at the time they were earned was $117.2 million. Amortization of warrants was approximately $4.0 million and $5.7 million for the three months ended February 29, 2000 and February 28, 2001, respectively. This increase was primarily due to amortization related to additional warrants earned since February 29, 2000.

      If the remaining warrants are earned, the Company may be required to record significant non-cash accounting expenses. As a result, the Company could incur net losses or increased net losses for a given period and this could seriously harm the operating results and stock price of the Company.

NOTE 3. SEGMENT INFORMATION

      The Company operates solely in one segment - providing software and services to a broad range of information appliances, primarily cable and satellite set-top boxes. As of February 28, 2001, the Company's long-term assets were located primarily in the United States. The Company's revenues by geographic area are as follows:


                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                        ---------------------------------  --------------------------------
                                         FEBRUARY 29,     FEBRUARY 28,      FEBRUARY 29,    FEBRUARY 28,
                                             2000             2001              2000            2001
                                        ---------------  ----------------  --------------- ----------------
                                                                  (in thousands)
     England.............................     $  2,524       $    7,189          $ 4,691         $  15,625
     United States.......................        3,222            4,119            9,126            11,308
     Canada..............................          703            1,115            1,049             2,524
     Japan...............................          538              263            2,350             1,865
     Other...............................          544            1,753            1,677             4,249
                                        ---------------  ----------------  ---------------  ---------------
     Total revenues......................     $  7,531        $  14,439         $ 18,893         $  35,571
                                        ===============  ================  ===============  ===============

      International revenues consist of sales to customers incorporated in foreign countries. International revenues were 57% and 71% of total revenues for the three months ended February 29, 2000 and February 28, 2001, respectively. For the nine months ended February 29, 2000 and February 28, 2001, international revenues were 52% and 68% of total revenues, respectively.


      The percentage of sales to significant customers is as follows:


                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                        ---------------------------------  --------------------------------
                                         FEBRUARY 29,     FEBRUARY 28,      FEBRUARY 29,    FEBRUARY 28,
                                             2000             2001              2000            2001
                                        ---------------  ----------------  --------------- ----------------

Customer A...........................        26%             21%                 18%             21%
Customer B...........................        14%              *                  17%              *
Customer C...........................        10%              *                   *               *
Customer D...........................         *              28%                  *              21%

__________________
* Less than 10%


NOTE 4. CALCULATION OF NET LOSS PER SHARE

      Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. The effect of outstanding stock options and warrants are excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive. Previously issued preferred stock, which converted to common stock, is weighted from the time the shares were converted. As of May 31, 2000, options to purchase 13,298,048 shares of common stock and warrants to purchase 2,103,328 shares of common stock were outstanding and were excluded from the calculation of net loss per share. As of February 28, 2001, options to purchase 16,205,141 shares of common stock and warrants to purchase 1,619,996 shares of common stock were outstanding and were excluded from the calculation of net loss per share.

NOTE 5. COMMITMENTS AND CONTINGENCIES

      COMMITMENTS. In June 2000, the Company acquired MoreCom, Inc. At the closing of the acquisition, the Company assumed MoreCom's obligations under an office lease for approximately 16,000 square feet of office space in Horsham, Pennsylvania. Future minimum lease payments as of February 28, 2001 are approximately $198,000.

      In October 2000, the Company entered into a facility lease for approximately 10,000 square feet in Murray City, Utah. Future minimum lease payments as of February 28, 2001 are approximately $707,000. In November 2000, the Company terminated its Salt Lake City, Utah facility lease.

      In October 2000, the Company committed to a 68-month lease, for approximately 4,700 square feet of office space, in London, England. The lease commenced in November 2000, and occupancy took place in January 2001. Upon occupancy, the Company terminated its month-to-month London, England facility lease with Oracle Corporation. Future minimum lease payments related to the new lease are expected to be approximately $1.4 million, excluding potential rent increases and the effect of foreign currency exchange rates.

      In November 2000, the Company entered into a convertible term loan facility to advance up to $7.0 million to Two Way TV Ltd. at an interest rate of 15% per annum. In addition, for every $1.00 borrowed, the Company will earn 0.94 of a Two Way TV warrant at an exercise price of approximately (pound)0.001 per warrant. As of February 28, 2001, a total of $7.0 million has been advanced to Two Way TV and the Company has earned 6,580,000 Two Way TV warrants.

      In January 2001, the Company entered into extended loans in exchange for promissory notes from Coleman Sisson, its President and Chief Operating Officer, and David Limp, its Executive Vice President and Chief Strategy Officer. Each loan is in the amount of $500,000 at 5.9% compounded annually and is due and payable two years from issuance. Also in January 2001, the Company entered into employee retention agreements with Mr. Sisson, Mr. Limp and Donald Fitzpatrick, its Executive Vice President of Sales and Services. Each retention agreement provides approximately $820,000 to the employee over the next two years of continued service.

      SUBLEASES. In July 2000, the Company signed an agreement with a third party to sublease furniture and office equipment and approximately 25,000 square feet in the Company's headquarters building located in San Carlos, California. The sublease is for 13 months and commenced in July 2000. As of February 28, 2001, future minimum sublease income under this agreement is approximately $825,000.

      In January and February 2001, two subtenants, each leasing approximately 26,000 square feet in the Company's headquarter building, notified the Company that they would not be able to meet their sublease obligations after February and April 2001, respectively. As a result, monthly rent expense will increase approximately $71,000 per subtenant.

      In October 2000, by mutual agreement with the landlord, the Company terminated its Sunnyvale, California facility lease. Therefore, the Company's sublease of this facility was also terminated.

      LITIGATION. As part of the Company's acquisition of the Virtual Modem software product and related assets and technology of SourceSuite, LLC, the Company acquired certain patents that were the subject of a patent infringement lawsuit. This lawsuit was initially brought by Interactive Channel Technologies, Inc. and SMI Holdings, Inc., affiliated companies of SourceSuite, against Worldgate Communications, Inc. in May 1998. The patent infringement claims have been assigned to the Company as a result of the merger with SourceSuite. In June 1998, Worldgate filed a counterclaim against the plaintiffs and Source Media, Inc., a shareholder of SourceSuite, alleging among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. Following discovery and briefing of the patent claim construction issues, the parties have entered into settlement negotiations covering both the Company's patent infringement claims against Worldgate and Worldgate's cross-complaint against Interactive Channel, SMI Holdings and Source Media. On March 26, 2001, the U.S. District Court hearing this matter ruled that the parties have entered into a settlement agreement under which each side will dismiss its claims against the other.

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

      In connection with the acquisition, net assets acquired were as follows:


                                                                             (in thousands)
       Purchased intangibles, including in-process technology..............     $  471,202
       Property, plant and equipment and other non-current assets..........            842
       Cash, receivables and other current assets..........................          1,500
       Current liabilities assumed.........................................           (550)
                                                                                -----------
       Net assets acquired.................................................     $  472,994
                                                                                ===========



      The following table presents the unaudited pro forma results assuming that the Company had merged with MoreCom at the beginning of fiscal year 2000. Net income has been adjusted to exclude the write-off of acquired in-process research and development of $22.4 million and includes amortization of purchased intangibles of approximately $39.3 million for each of the quarters ended February 29, 2000 and February 28, 2001. This information does not necessarily indicate future combined results of operations of the Company.


                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                        ---------------------------------  --------------------------------
                                         FEBRUARY 29,     FEBRUARY 28,      FEBRUARY 29,    FEBRUARY 28,
                                             2000             2001              2000             2001
                                        ---------------  ----------------  ---------------  ---------------
                                                      (in thousands, except per share data)
Revenues...............................      $   7,531     $     14,439       $    18,893     $     35,571
Net loss...............................      $ (59,785)    $    (70,391)      $  (165,279)    $   (237,095)
Basic net loss per share...............      $   (0.71)    $      (0.68)      $     (2.56)    $      (2.33)

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

NOTE 7. SUBSEQUENT EVENTS

      In March 2001, the Company's Board of Directors approved a voluntary option exchange program that will permit employees to cancel options with strike prices above the current market value of its shares in exchange for receiving new grants at market price after a delay of six months or more. The Company is instituting this program, which is not available to its officers and directors, in order to provide for employee retention and motivation as the Company gains commercial momentum.

      In March 2001, the Company entered into a binding Letter of Understanding with a large cable services operator. The agreements between the parties contemplate various payments, including the Company's purchase of $2.0 million in various consulting, testing and market research services and its purchase of advertising and marketing services to assist in promoting interactive television services that have launched in select markets.

      In conjunction with the Liberate Corporate Venture Fund, in April 2001, the Company made a strategic investment of approximately $1.2 million in MetaTV, Inc. in exchange for 512,821 shares of Series C Preferred stock of MetaTV.

      In April 2001, the Company extended a loan in exchange for a promissory note from Donald Fitzpatrick, its Executive Vice President of Sales and Services. The loan is in the amount of $500,000 at 5.9% compounded annually and is due and payable two years from issuance.


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

OVERVIEW

      Liberate Technologies ("Liberate," "we" or "us") is a leading provider of a comprehensive software platform for delivering content, services and applications to a broad range of information appliances, primarily cable and satellite set-top boxes. We began operations in December 1995 as a division of Oracle, developing server and client software for the consumer, corporate and educational markets. In April 1996, we incorporated in Delaware. We began shipping our initial products and generating revenues in the last quarter of fiscal 1997. (Our fiscal year runs from June 1 to May 31, with each fiscal year ending on May 31 of the corresponding calendar year.)

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

      Service revenues consist of consulting, engineering, training and maintenance services. Maintenance services include both updates and technical support. We generally recognize consulting, engineering and training revenues as services are performed. We recognize maintenance revenue, which typically ranges from 17% to 25% of annual license fees and activation royalties, ratably over the term of the agreement. In instances where software license agreements include a combination of consulting services, training and maintenance, these separate elements are unbundled from the arrangement based on each element's relative fair value. For the nine months ended February 28, 2001, total service revenues were $16.7 million, representing 47% of our total revenues. We expect service revenues to continue to account for a significant portion of total revenues until customers begin deploying services and information appliances incorporating our software on a large scale.

      Deferred revenues consist primarily of payments received from customers for prepaid license and royalty fees and prepaid services for undelivered product and services. Deferred revenues decreased from $69.1 million at May 31, 2000 to $57.6 million at February 28, 2001. The majority of this decrease represents recognition of revenues related to both customer deployments and performance of services. We expect this downward trend to continue in future quarters as our customers begin to deploy. In addition, deferred revenues can fluctuate significantly as a result of several factors, including the timing of service performance, deployments and prepayments.

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

      To more closely align our product offerings with this strategic shift in direction, we entered into an agreement with Sun Microsystems, Inc. in May 1999 to transfer our corporate network computer technology to Sun while retaining the right to ship, support and maintain these products for existing customers using this technology. In addition, we have agreed not to compete in the market for corporate network computers and, specifically, network computers intended to displace personal computers or terminals, until May 2002. However, outside of this market, we intend to continue developing new products based on network computer technology. Sales of our corporate network computer products and related services accounted for approximately $1.0 million and $400,000 of our total revenues for the quarters ended February 29, 2000 and February 28, 2001, respectively.

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

      In fiscal 1999, we entered into letter agreements with several network operators whereby we agreed to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock that are exercisable if those network operators satisfy certain milestones. The value of the warrants is estimated using the

Black-Scholes model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to the establishment of a performance commitment. The value of the warrants is recorded primarily as a non-current asset on the accompanying consolidated balance sheet and is being amortized over the estimated economic life of the arrangements with the network operators. As of February 28, 2001, warrants to purchase up to 2,336,660 shares of our common stock were earned by these network operators. The fair market value of these warrants at the time they were earned was $117.2 million. As of February 28, 2001, accumulated amortization for the warrants was $28.3 million. If the remaining warrants are earned, we may be required to record significant non-cash accounting expenses. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price.

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

      In connection with the MoreCom acquisition, we expensed approximately $22.4 million of acquired in-process research and development, which in the opinion of our management had not reached technological feasibility and had no alternative future use. We also recorded goodwill and other intangibles of approximately $471.5 million to be amortized over an economic useful life of three years.

      In July 2000, Cisco Systems purchased 3,963,780 shares of our common stock at approximately $25.23 per share, resulting in aggregate cash proceeds to us of approximately $100.0 million.

      In November 2000, we launched the Liberate Corporate Venture Fund, a $50.0 million fund dedicated to accelerating the development of interactive television through strategic investments in key industry participants.

      Since Liberate's inception, we have incurred net losses of $457.4 million. These losses include write-offs totaling $82.5 million of acquired in-process research and development related to our acquisitions, $135.9 million of research and development expenditures, $193.6 million of amortization of purchased intangibles, $28.3 million of amortization of warrants and $4.0 million of amortization of deferred compensation. We anticipate incurring significant operating losses for the foreseeable future as we:

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

THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 2001

      REVENUES

      Total revenues increased 92%, from $7.5 million for the three months ended February 29, 2000 to $14.4 million for the three months ended February 28, 2001.

      LICENSE AND ROYALTY. License and royalty revenues increased 183%, from $3.0 million for the three months ended February 29, 2000 to $8.6 million for the three months ended February 28, 2001. The increase was primarily due to increased deployments to our customers' subscribers. For the fourth quarter we expect license and royalty revenues to be relatively flat or to grow modestly. However, as we move into fiscal year 2002, we expect to see more growth for license and royalty revenues as additional network operators begin to come on line.

      SERVICE. Service revenues increased 30%, from $4.5 million for the three months ended February 29, 2000 to $5.8 million for the three months ended February 28, 2001. The increase was primarily due to the continued growth in our customer base, which resulted in an increase in the integration and implementation services provided to those customers. We expect service revenues to increase in absolute dollar amounts to the extent existing and new customers install and initiate deployment of our products.

      COST OF REVENUES

      Total cost of revenues increased 61%, from $5.1 million for the three months ended February 29, 2000 to $8.2 million for the three months ended February 28, 2001. We anticipate that total cost of revenues will increase in absolute dollar amounts in future periods as we continue to provide services to support customer implementations and the possible introduction of third-party license costs from increased deployments.

      LICENSE AND ROYALTY. Cost of license and royalty revenues decreased 2%, from $510,000 for the three months ended February 29, 2000 to $499,000 for the three months ended February 28, 2001. These amounts represented 17% and 6% of license and royalty revenues in the respective periods. The absolute dollar amounts of cost of license and royalty revenues have remained relatively flat. However, we expect the cost of license and royalty revenues, as a percentage of license and royalty revenues, to fluctuate in future periods. Our full amortization of certain third-party technology may decrease license and royalty costs as a percentage of related revenues in the near term. However, introduction of new third-party technologies would tend to increase license and royalty cost as a percentage of related revenues.

      SERVICE. Cost of service revenues increased 68%, from $4.6 million for the three months ended February 29, 2000 to $7.7 million for the three months ended February 28, 2001. These amounts represented 102% and 132% of service revenues in the respective periods. The increase in absolute dollar amounts was primarily due to additional professional services expenses incurred to implement and integrate our products, slightly offset by a reduction in custom development work. We expect cost of service revenues to increase both in absolute dollar amounts and as a percentage of service revenues as we initiate new deployments and support limited trial installations of our products.

      OPERATING EXPENSES

      RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salary and other related costs for personnel and external consultants as well as costs related to outsourced development projects to support product development. Research and development expenses increased 53%, from $9.6 million for the three months ended February 29, 2000 to $14.8 million for the three months ended February 28, 2001. These amounts represented 128% and 102% of total revenues over the respective periods. The increase in absolute dollar amounts was primarily due to increases in staffing and employee-related expenses, mainly due to the SourceSuite and MoreCom acquisitions, and a reduction in custom development work. Research and development expenses are expected to remain relatively flat in the near term.

      SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and trade shows. Sales and marketing expenses increased 12%, from $5.2 million for the three months ended February 29, 2000 to $5.8 million for the three months ended February 28, 2001. These amounts represented 69% and 40% of total revenues over the respective periods. The increase in absolute dollar amounts was primarily due to increased staffing and employee-related expenses and increased spending on public relations, offset slightly by a reduction in commission expense. We believe sales and marketing expenses will increase in absolute dollar amounts in future periods as we expand our direct sales and marketing efforts both domestically and internationally.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for corporate development, finance, human resources and legal employees, as well as outside legal and other professional services. General and administrative expenses increased 24%, from $2.4 million for the three months ended February 29, 2000 to $2.9 million for the three months ended February 28, 2001. These amounts represented 31% and 20% of total revenues over the respective periods. The increase in absolute dollar amounts was primarily due to increased staffing and employee-related expenses, expanded infrastructure outlays and higher outside professional service costs, offset slightly by one-time merger termination costs recognized in the three months ended February 29, 2000. We expect that these expenses will increase modestly in absolute dollars in future quarters.

      AMORTIZATION OF PURCHASED INTANGIBLES. Purchased intangibles represent the purchase price of Navio, SourceSuite and MoreCom in excess of identified tangible assets and are amortized over three years. In August 1997, we recorded approximately $18.3 million of purchased intangibles, related to the Navio acquisition. In March 2000, we recorded approximately $192.0 million of purchased intangibles related to the SourceSuite acquisition. In June 2000, we recorded approximately $471.5 million of purchased intangibles related to the MoreCom acquisition. We recorded approximately $1.5 million of amortization expense for the three months ended February 29, 2000 and approximately $55.3 million for the three months ended February 28, 2001.

      AMORTIZATION OF WARRANTS. As of February 28, 2001, warrants to purchase up to 2,336,660 shares of common stock were earned by network operators. The fair market value of these warrants at the time they were earned was $117.2 million. Amortization of warrants was approximately $4.0 million and $5.7 million for the three months ended February 29, 2000 and February 28, 2001, respectively. This increase was primarily due to amortization related to additional warrants earned since February 29, 2000. We expect warrant amortization to continue to increase as additional warrants are earned. If the remaining warrants are earned, we may be required to record significant non-cash accounting expenses. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price.

      AMORTIZATION OF DEFERRED STOCK COMPENSATION. Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date. In fiscal 1999, we began recording deferred stock compensation for stock options granted to employees and others. These amounts are amortized on a straight-line basis over the 48-month vesting period of such options. Amortization of deferred stock compensation was approximately $518,000 and $464,000 for the three months ended February 29, 2000 and February 28, 2001, respectively. We anticipate that deferred stock compensation expense will decrease modestly over the next three years, based on the effect of employee terminations and the completion of the vesting of stock option grants.

      INTEREST INCOME, NET

      Net interest income consists of interest earned on our cash, cash equivalents and short-term and long-term investments, partially offset by interest expense related to capital leases. Net interest income was approximately $2.2 million for the three months ended February 29, 2000 compared to $7.9 million for the three months ended February 28, 2001. The increase was due to interest income on proceeds from our secondary offering in February 2000 and the purchase of our common stock by Cisco Systems in July 2000.

      OTHER INCOME (EXPENSE), NET

      Other income (expense), net is comprised primarily of bank charges, losses on disposals of fixed assets, foreign exchange gains and losses and other non-operating income and expenses. Net other expense was approximately $123,000 for the three months ended February 29, 2000 compared to net other income of $454,000 for the three months ended February 28, 2001. The change was primarily due to the recording of sublease income in excess of related costs and a one-time gain related to an investment sold during the period. These sources of income were offset slightly by the loss on disposal of assets.

      INCOME TAX PROVISION

      Income tax provision is comprised primarily of foreign withholding tax expense. Income tax provision was approximately $12,000 for the three months ended February 29, 2000. There was no income tax provision for the three months ended February 28, 2001.

NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 2001

      REVENUES

      Total revenues increased 88%, from $18.9 million for the nine months ended February 29, 2000 to $35.6 million for the nine months ended February 28, 2001.

      LICENSE AND ROYALTY. License and royalty revenues increased 190%, from $6.5 million for the nine months ended February 29, 2000 to $18.9 million for the nine months ended February 28, 2001. The increase was primarily due to increased deployments to our customers' subscribers.

      SERVICE. Service revenues increased 35%, from $12.4 million for the nine months ended February 29, 2000 to $16.7 million for the nine months ended February 28, 2001. The increase was primarily due to the continued growth in our customer base, which resulted in an increase in the integration and implementation services provided to those customers.

      COST OF REVENUES

      Total cost of revenues increased 24%, from $16.9 million for the nine months ended February 29, 2000 to $20.9 million for the nine months ended February 28, 2001.

      LICENSE AND ROYALTY. Cost of license and royalty revenues increased 9%, from $1.6 million for the nine months ended February 29, 2000 to $1.8 million for the nine months ended February 28, 2001. These amounts represented 25% and 9% of license and royalty revenues in the respective periods. The absolute dollar amounts of cost of license and royalty revenues have remained relatively flat.

      SERVICE. Cost of service revenues increased 25%, from $15.3 million for the nine months ended February 29, 2000 to $19.1 million for the nine months ended February 28, 2001. These amounts represented 123% and 115% of service revenues in the respective periods. The increase in absolute dollar amounts was primarily due to additional professional services expenses incurred to implement and integrate our products, slightly offset by a reduction in custom development work.

      OPERATING EXPENSES

      RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salary and other related costs for personnel and external consultants as well as costs related to outsourced development projects to support product development. Research and development expenses increased 80%, from $21.3 million for the nine months ended February 29, 2000 to $38.3 million for the nine months ended February 28, 2001. These amounts represented 113% and 108% of total revenues over the respective periods. The increase in absolute dollar amounts was primarily due to increases in staffing and employee-related expenses, mainly due to the SourceSuite and MoreCom acquisitions, and by fewer custom development projects.

      SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and trade shows. Sales and marketing expenses increased 37%, from $12.1 million for the nine months ended February 29, 2000 to $16.6 million for the nine months ended February 28, 2001. These amounts represented 64% and 47% of total revenues over the respective periods. The increase in absolute dollar amounts was primarily due to increased staffing and employee-related expenses, including international growth, as well as increased spending for trade shows, advertising and public relations.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for corporate development, finance, human resources and legal employees, as well as outside legal and other professional services. General and administrative expenses increased 47%, from $5.6 million for the nine months ended February 29, 2000 to $8.2 million for the nine months ended February 28, 2001. These amounts represented 29% and 23% of total revenues over the respective periods. The increase in absolute dollar amounts was primarily due to increased staffing and related expenses, the establishment of the infrastructure necessary to support our expansion and higher outside professional service costs, offset slightly by one-time merger termination costs recognized in the nine months ended February 29, 2000.

      AMORTIZATION OF PURCHASED INTANGIBLES. Purchased intangibles represent the purchase price of Navio, SourceSuite and MoreCom in excess of identified tangible assets and are amortized over three years. In August 1997, we recorded approximately $18.3 million of purchased intangibles, related to the Navio acquisition. In March 2000, we recorded approximately $192.0 million of purchased intangibles related to the SourceSuite acquisition. In June 2000, we recorded approximately $471.5 million of purchased intangibles related to the MoreCom acquisition. We recorded approximately $4.6 million of amortization expense for the nine months ended February 29, 2000 and approximately $160.8 million for the nine months ended February 28, 2001.

      AMORTIZATION OF WARRANTS. As of February 28, 2001, warrants to purchase up to 2,336,660 shares of common stock were earned by network operators. The fair market value of these warrants at the time they were earned was $117.2 million. Amortization of warrants was approximately $5.1 million and $17.5 million for the nine months ended February 29, 2000 and February 28, 2001, respectively. This increase was primarily due to amortization related to additional warrants earned since February 29, 2000.

      AMORTIZATION OF DEFERRED STOCK COMPENSATION. Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date. In fiscal 1999, we began recording deferred stock compensation for stock options granted to employees and others. These amounts are amortized on a straight-line basis over the 48-month vesting period of such options. Amortization of deferred stock compensation was approximately $1.5 million for the nine months ended February 29, 2000 and $1.4 million for the nine months ended February 28, 2001.

      INTEREST INCOME, NET

      Net interest income consists of interest earned on our cash, cash equivalents and short-term and long-term investments, partially offset by interest expense related to capital leases. Net interest income was approximately $5.1 million for the nine months ended February 29, 2000 compared to $23.8 million for the nine months ended February 28, 2001. The increase was due to interest income on proceeds from our secondary offering in February 2000 and the purchase of our common stock by Cisco Systems in July 2000.

      OTHER INCOME (EXPENSE), NET

      Other income (expense), net is comprised primarily of bank charges, losses on disposals of fixed assets, foreign exchange gains and losses and other non-operating income and expenses. Net other expense was approximately $683,000 and $115,000 for the nine months ended February 29, 2000 and February 28, 2001, respectively. The change was primarily due to the recording of sublease income in excess of related costs and a one-time gain related to an investment sold during the period. These sources of income were offset slightly by the loss on disposal of assets.

      INCOME TAX PROVISION

      Income tax provision is comprised primarily of foreign withholding tax expense. Income tax provision was approximately $61,000 and $204,000 for the nine months ended February 29, 2000 and February 28, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal source of liquidity was cash, cash equivalents and short-term investments, which were approximately $313.4 million as of February 28, 2001. Additionally, we had approximately $162.9 million in long-term investments.

      Net cash used in operating activities was approximately $28.7 million and $47.1 million for the nine months ended February 29, 2000 and February 28, 2001, respectively, an increase of approximately $18.4 million from year to year. This increase was primarily due to the increase in net loss and the decrease in deferred revenues, which was offset by an increase in depreciation and amortization as well as the write-off of acquired in-process research and development related to the MoreCom acquisition for the nine months ended February 28, 2001.

      Net cash used in investing activities was approximately $82.9 million and $42.7 million for the nine months ended February 29, 2000 and February 28, 2001, respectively, a decrease of approximately $40.2 million from year to year. This decrease was primarily due to the timing and mix of our investment activity.

      Net cash provided by financing activities was approximately $410.7 million and $105.2 million for the nine months ended February 29, 2000 and February 28, 2001, respectively, a decrease of approximately $305.5 million from year to year. This decrease was primarily due to the fact that our net proceeds from our secondary public offering, our initial public offering and a private placement of our stock for the nine months ended February 29, 2000 were greater than the net proceeds received by us from the sale of our common stock to Cisco Systems.

      At February 28, 2001, we had approximately $148.8 million in cash and cash equivalents and did not have any material commitments for capital expenditures, other than a capital lease. At February 28, 2001, we also had approximately $164.6 million in short-term investments and $8.8 million in restricted cash.

      Under a development agreement entered into with General Instrument Corporation (recently acquired by Motorola, Inc.) in April 1999, we are committed to pay $10.0 million in development fees for certain services to be provided by General Instrument. These fees are being paid out over a three-year period, of which $1.9 million was paid for each of the nine months ended February 29, 2000 and February 28, 2001.

      In May 1998, we entered into a Technology License and Distribution Agreement ("Agreement") with Sun Microsystems. During March 2001, we amended our Agreement with Sun. This amendment requires us to pre-pay $1.4 million in royalties and support fees in exchange for the right to certain Sun technology and to maintain the status as a primary channel partner of Sun.

      In November 2000, we launched the Liberate Corporate Venture Fund, a $50.0 million fund dedicated to accelerating the development of interactive television through strategic investments in key industry participants. As part of the Fund, we have made the following investments:

      - In November 2000, we entered into a convertible term loan facility to advance up to $7.0 million to Two Way TV at an interest rate of 15% per annum. As of February 28, 2001, a total of $7.0 million has been advanced to Two Way TV.

      - In April 2001, we made a strategic investment of approximately $1.2 million in MetaTV, Inc. in exchange for 512,821 shares of Series C Preferred stock of MetaTV.

      In January 2001, we extended loans in exchange for promissory notes from Coleman Sisson, our President and Chief Operating Officer, and David Limp, our Executive Vice President and Chief Strategy Officer. Each loan is in the amount of $500,000 at 5.9% compounded annually and is due and payable two years from issuance. Also in January 2001, the Company entered into employee retention agreements with Mr. Sisson, Mr. Limp and Donald Fitzpatrick, our Executive Vice President of Sales and Services. Each retention agreement provides approximately $820,000 to the employee over the next two years of continued service.

      In April 2001, we extended a loan in exchange for a promissory note from Donald Fitzpatrick, our Executive Vice President of Sales and Services. The loan is in the amount of $500,000 at 5.9% compounded annually and is due and payable two years from issuance.

      In March 2001, we entered into a binding Letter of Understanding with a large cable services operator. The agreements between the parties contemplate various payments, including our purchase of $2.0 million in various consulting, testing and market research services and our purchase of advertising and marketing services to assist in promoting interactive television services that have launched in select markets.

      We believe that the net proceeds from our various offerings, together with cash and cash equivalents generated from operations, will be more than sufficient to meet our working capital requirements for at least the next 12 months.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY THAT MAKES AN EVALUATION OF OUR BUSINESS DIFFICULT

      We were incorporated in April 1996 and began shipping our initial products to customers in the last quarter of fiscal 1997. Our limited operating history makes evaluation of our business and prospects difficult. Companies in an early stage of development in a new market frequently encounter heightened risks and unexpected expenses and difficulties. For us, these risks include:

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

      We incurred net losses of approximately $3.3 million in fiscal 1996, $19.0 million in fiscal 1997, $94.4 million in fiscal 1998, $33.1 million in fiscal 1999, $80.8 million in fiscal 2000 and $227.0 million for the nine months ended February 28, 2001. Our net losses of $94.4 million in fiscal 1998 included a $58.1 million charge for the Navio acquisition related to acquired in-process research and development. Our net losses of $80.8 million in fiscal 2000 included a $1.9 million charge for the SourceSuite acquisition related to acquired in-process research and development, amortization of purchased intangibles of $22.1 million and warrant amortization of $10.8 million. Our net losses of $227.0 million for the nine months ended February 28, 2001 included a $22.4 million charge for the MoreCom acquisition related to the acquired in-process research and development, amortization of purchased intangibles of $160.8 million and warrant amortization of $17.5 million. As of February 28, 2001, we had an accumulated deficit of approximately $457.4 million.

      Since our inception, we have not had a profitable quarter and may never achieve or sustain profitability. Although our revenues increased for each of the last three fiscal years, we may not be able to sustain our historical revenue growth rates. We also expect that our costs of revenues and operating expenses will continue to increase. If we are to achieve profitability given our planned expenditure levels, we will need to generate and sustain substantially increased license and royalty revenues; however, we are unlikely to be able to do so in the near future. As a result, we may incur significant and increasing losses and negative cash flows in the near future. In addition, from the beginning of fiscal 1997 through February 28, 2001, approximately 58% of our revenues have been derived from services provided by us and not from license and royalty fees paid by network operators and information appliance manufacturers in conjunction with the deployment of products and services incorporating our software products. If we are unable to derive a greater proportion of our revenues from these license and royalty fees, our losses will likely continue indefinitely.

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

THE MARKET FOR INFORMATION APPLIANCES IS NEW AND MAY NOT DEVELOP AS WE
ANTICIPATE

      Because the market for information appliances such as set-top boxes is newly emerging, the potential size of the market opportunity and the timing of its development are uncertain. As a result, our profit potential is unproven. We depend upon the commercialization and broad acceptance by consumers and businesses of information appliances, primarily cable and satellite set-top boxes. Other types of information appliances may include game consoles and personal digital assistants. Broad acceptance of information appliances, particularly television set-top boxes, will depend on many factors. These factors include the development of content and applications for information appliances of interest to significant numbers of consumers and the emergence of industry standards that facilitate the distribution of content over the Internet to these devices. If the market for information appliances, and set-top boxes in particular, does not develop or develops more slowly than we anticipate, our revenues will not grow as fast as anticipated, if at all.

OUR SUCCESS DEPENDS ON NETWORK OPERATORS INTRODUCING, MARKETING AND PROMOTING PRODUCTS AND SERVICES FOR INFORMATION APPLIANCES BASED ON OUR TECHNOLOGY

      Our success depends on large network operators introducing, marketing and promoting products and services based on our technology. There are, however, only a limited number of large network operators worldwide. Moreover, only a limited number of network operators are in the process of deploying products and services incorporating our technology and services for information appliances. In addition, none of our network operator customers is contractually obligated to introduce, market or promote products and services incorporating our technology, nor are any of them contractually required to achieve any specific introduction schedule. Accordingly, even if a network operator initiates a customer trial of products incorporating our technology, that operator is under no obligation to continue its relationship with us or to launch a full-scale deployment of these products. Further, our agreements with network operators are generally not exclusive, so network operators with whom we have agreements may enter into similar license agreements with one or more of our competitors.

      Moreover, because the large-scale deployment of products and services incorporating our technology by network operators is complex, time consuming and expensive, each deployment of these products and services requires our expertise. The customization process for new customers requires a lengthy and significant commitment of resources by our customers and us. This commitment of resources may slow deployment, which could, in turn, delay market acceptance of these products and services. Unless network operators introduce, market and promote products and services incorporating our technology in a successful and timely manner, our software platform will not achieve widespread acceptance, information appliance manufacturers will not use our software in their products and our revenues will not grow as fast as anticipated, if at all.

OUR PRODUCTS MAY CONTAIN ERRORS OR BE INFERIOR TO OUR COMPETITORS' PRODUCTS

      Software development is an inherently complex and subjective process, which frequently results in products that contain errors ("bugs"), as well as defective or non-competitive features or functions. Moreover, our technology is integrated into the products and services of our network operator customers. Accordingly, a defect, error or performance problem with our technology could cause our customers' telecommunication, cable and satellite television or Internet service systems to fail for a period of time. Any such failure would cause severe customer service and public relations problems for our customers and could result in delayed or lost revenue due to adverse customer reaction, negative publicity and claims for substantial damages. Our current insurance policies may not protect against all of these risks.

      In addition, our competitors may develop products, capabilities or technologies that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services.

WHILE OUR SUCCESS DEPENDS ON OUR ABILITY TO KEEP PACE WITH THE LATEST TECHNOLOGICAL CHANGES, WE HAVE EXPERIENCED AND MAY IN THE FUTURE EXPERIENCE DELAYS IN COMPLETING DEVELOPMENT AND INTRODUCTION OF NEW SOFTWARE PRODUCTS

      The market for information appliance software is characterized by evolving industry standards, rapid technological change and frequent new product introductions and enhancements. Our technology enables network operators to deliver content and applications to information appliances over the Internet. Accordingly, our success will depend in large part upon our ability to adhere to and adapt our products to evolving Internet protocols and standards. Therefore, we will need to develop and introduce new products that meet changing customer requirements and emerging industry standards on a timely basis. In the past, we have experienced delays in completing the development and introduction of new software products. We may encounter such delays in the development and introduction of future products as well. In addition, we may fail to design our current or future products to meet customer requirements or fail to develop and market products and services that respond to technological changes or evolving industry standards in a timely or cost effective manner.

IF INFORMATION APPLIANCE MANUFACTURERS DO NOT MANUFACTURE PRODUCTS THAT INCORPORATE OR OPERATE WITH OUR TECHNOLOGY, OR IF THESE PRODUCTS DO NOT ACHIEVE ACCEPTANCE, WE MAY NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS

      We do not typically manufacture hardware components that incorporate our technology. Rather, we license software technology to information appliance manufacturers and work with them to ensure that our products operate together. Accordingly, our success will depend, in part, upon our ability to convince a number of information appliance manufacturers to manufacture products that incorporate or operate with our technology and upon the successful introduction and commercial acceptance of these products. Our efforts also significantly depend on network operators deploying services using our server software.

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

      Many of our existing and potential competitors, particularly Microsoft, have longer operating histories, a larger customer base, greater name recognition and significantly greater financial, technical, sales and marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential customers. Moreover, some of our competitors, particularly Microsoft, have significant financial resources, which have enabled them in the past and may enable them in the future to make large strategic investments in our current and potential customers. Such investments may let them strengthen existing relationships or quickly establish new relationships with our current or potential customers. For example, as a result of an investment in AT&T, Microsoft obtained a nonexclusive licensing agreement under which AT&T will purchase licenses of Microsoft software for television set-top boxes. Investments such as this may discourage our potential or current customers who receive these investments from deploying our information appliance software, regardless of their views of the relative merits of our products and services.

ORACLE'S OWNERSHIP OF OUR STOCK AND OTHER RELATIONSHIPS WITH US COULD LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER TRANSACTIONS SUBMITTED FOR A VOTE OF OUR STOCKHOLDERS

      Based on 104,226,554 shares outstanding on February 28, 2001, Oracle beneficially owns 33,899,843 shares, approximately 33% of our outstanding common stock. No Oracle designee currently serves on our Board of Directors. While Oracle has contributed these shares to a blind voting trust committed to vote them in proportion to all other voted shares, if Oracle were to withdraw the shares from this trust, it might exert significant influence over us, including influencing the election of directors, significant corporate transactions (such as acquisitions), efforts to block an unsolicited tender offer, and other matters that require shareholder approval. This concentration of ownership could also delay or prevent a third party from acquiring control over us at a premium above the then-current market price of our common stock.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

      We currently derive, and we expect to continue to derive, a significant portion of our revenues from a limited number of customers. For the nine months ended February 29, 2000, our five largest customers accounted for approximately 53% of our total revenues, with Cable & Wireless (recently acquired by NTL) accounting for 18% of our total revenues and Wind River accounting for 17% of our total revenues. For the nine months ended February 28, 2001, our three largest customers accounted for approximately 51% of our revenues, with Telewest and Cable & Wireless each accounting for 21% of our total revenues. We expect that we will continue to depend upon a limited number of customers for a significant portion of our revenues in future periods, although the customers may vary from period to period. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly.

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

DEMAND FOR OUR PRODUCTS AND SERVICES WILL DECLINE SIGNIFICANTLY IF OUR SOFTWARE CANNOT SUPPORT AND MANAGE A SUBSTANTIAL NUMBER OF USERS

      Despite frequent testing of our software's scalability in a laboratory environment and in customer deployments, the ability of our software platform to support and manage a substantial number of users is uncertain. If our software platform does not efficiently scale to support and manage a substantial number of users while maintaining a high level of performance, demand for our products and services and our ability to sell additional products to our existing customers will be significantly reduced.

INTERNATIONAL REVENUES ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES; ACCORDINGLY, IF WE ARE UNABLE TO EXPAND OUR INTERNATIONAL OPERATIONS IN A TIMELY MANNER, OUR FINANCIAL RESULTS WILL BE HARMED

      International revenues accounted for approximately 52% of our total revenues for the nine months ended February 29, 2000 and approximately 68% for the nine months ended February 28, 2001. We anticipate that a significant portion of our revenues for the foreseeable future will be derived from sources outside the United States, especially as we increase our sales and marketing activities with respect to international licensing of our technology. Accordingly, our success will depend, in part, upon international economic conditions and upon our ability to manage international sales and marketing operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and increase our foreign direct and indirect sales forces. This expansion will require significant management attention and resources, which could divert attention from other aspects of our business. To the extent we are unable to expand our international operations in a timely manner, our growth in international sales, if any, will be limited.

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

      We expect that, like other software product developers, we will increasingly be subject to infringement claims as the number of products and competitors developing information appliance software grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or external consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. These prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. We cannot guarantee that an infringement claim will not be asserted against us in the future, that the assertion of such a claim will not result in litigation, that we would prevail in such litigation, or that we would be able to obtain a license for the use of any infringed intellectual property on commercially reasonable terms, or at all.

      We currently do not have liability insurance to protect against the risk that licensed third-party technology infringes the intellectual property of others. Any claims relating to our intellectual property, regardless of their merit, could seriously harm our ability to develop and market our products and manage our day to day operations because they could be time consuming and costly to defend, divert management's attention and resources, cause product shipment delays, require us to redesign our products, and require us to enter into royalty or licensing agreements.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY HARM OUR COMPETITIVENESS

      Our ability to compete and continue to provide technological innovation depends substantially upon internally developed technology. We rely primarily on a combination of patents, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. While we have a number of patent applications pending, patents may not issue from these or any future applications. In addition, our existing and future patents may not survive a legal challenge to their validity or provide significant protection for us.

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

      Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources, especially as more network operators and information appliance manufacturers incorporate our software into their products and services. This potential for rapid growth is particularly significant in light of the large customer bases of network operators and information appliance manufacturers and the frequent need to tailor our products and services to our customers' unique needs. To the extent we add several customers simultaneously or add customers whose product needs require extensive customization, we may need to significantly expand our operations. Moreover, we expect to expand our domestic and international operations significantly by, among other things, expanding the number of employees in professional services, research and development and sales and marketing.

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

IN ORDER TO REMAIN COMPETITIVE IN OUR MARKET, WE MAY NEED TO MAKE ACQUISITIONS THAT COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND DILUTE STOCKHOLDER VALUE

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

WE MAY INCUR NET LOSSES OR INCREASED NET LOSSES IF WE ARE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE RELATED TO THE ISSUANCE OF WARRANTS

      In fiscal year 1999, we entered into letter agreements with several network operators whereby we agreed to issue warrants to purchase up to an aggregate of 4,599,992 shares of common stock which are exercisable if those network operators satisfy certain milestones. The value of the warrants is estimated using the Black-Scholes model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to the establishment of a performance commitment. The value of the warrants is recorded primarily as a non-current asset on the accompanying condensed consolidated balance sheets and is being amortized over the estimated economic life of the arrangements with the network operators.

      As of February 28, 2001, warrants to purchase up to 2,336,660 shares of our common stock were earned by these network operators. The fair market value of these warrants at the time they were earned was $117.2 million. As of February 28, 2001, accumulated amortization for the warrants was $28.3 million.

      If the remaining warrants are earned, we may be required to record significant non-cash accounting expenses. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price.

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

NEW OR CHANGED GOVERNMENT REGULATION COULD CAUSE DEMAND FOR OUR PRODUCTS AND SERVICES TO DECLINE SIGNIFICANTLY

      We are subject not only to regulations applicable to businesses generally, but also laws and regulations directly applicable to the Internet and cable and satellite television broadcasts. Although there are currently few such laws and regulations, state, federal and foreign governments may adopt a number of laws and regulations that adversely affect us or our markets in any of the following areas: user privacy, copyrights, consumer protection, taxation of e-commerce, the online distribution of content, and the characteristics and quality of online products and services.

      We do not engage in e-commerce, nor do we distribute content over the Internet. However, one or more government agencies could enact regulations affecting companies, like us, which provide software that facilitates e-commerce and the distribution of content over the Internet. Moreover, the market for television, and particularly cable and satellite television, is extensively regulated by a large number of national, state and local government agencies, including the Federal Communications Commission. New or altered laws or regulations regarding interactive television that change the competitive landscape or limit its market or affect its pricing could seriously harm our business prospects.

WE EXPECT OUR OPERATIONS TO CONTINUE TO PRODUCE NEGATIVE CASH FLOW; CONSEQUENTLY, IF WE CANNOT RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO FUND OUR CONTINUED OPERATIONS

      Since our inception, cash used in our operations has substantially exceeded cash received from our operations, and we expect this trend to continue for the foreseeable future. We believe that our existing cash balances will be more than sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to develop our products and services, acquire complementary technologies or businesses, open new offices, hire and retain employees, or respond to competitive pressures or new business requirements.

PROVISIONS OF OUR CORPORATE DOCUMENTS AND DELAWARE LAW COULD DETER TAKEOVERS AND PREVENT STOCKHOLDERS FROM RECEIVING A PREMIUM FOR THEIR SHARES

      Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These include provisions that:

      - Authorize the issuance of "blank check" preferred stock to increase the number of outstanding shares and thwart a takeover attempt

      - Require super-majority voting to make certain amendments to our certificate of incorporation and bylaws

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

WE RELY ON CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES

      California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California may implement rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to operate. Any such interruption in our ability to continue operations could delay the development of our products, interfere with our ability to provide customer support, damage our reputation, and result in lost revenue, any of which could substantially harm our business and results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

      As of February 28, 2001, our investment portfolio includes $430.1 million of U.S. government obligations, commercial paper and other corporate securities that are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and seek to preserve our invested funds by limiting the fault risk, market risk and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to typically hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

FOREIGN CURRENCY/EXCHANGE RATE RISK

      We transact business in various foreign currencies and are accordingly subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. The majority of our revenues are earned in U.S. dollars. Operating expenses incurred by our foreign subsidiaries are denominated primarily in European currencies. We currently do not use financial instruments to hedge these operating expenses. We continue to assess the need to use financial instruments to hedge currency exposures.


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      As part of our acquisition of the Virtual Modem software product and related assets and technology of SourceSuite, we acquired certain patents that were the subject of a patent infringement lawsuit. This lawsuit was initially brought by Interactive Channel Technologies and SMI Holdings, affiliated companies of SourceSuite, against Worldgate Communications in May 1998. The patent infringement claims have been assigned to us as a result of our merger with SourceSuite. In June 1998, Worldgate filed a counterclaim against the plaintiffs and Source Media, a shareholder of SourceSuite, alleging among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. Following discovery and briefing of the patent claim construction issues, the parties have entered into settlement negotiations covering both our patent infringement claims against Worldgate and Worldgate's cross-complaint against Interactive Channel, SMI Holdings and Source Media. On March 26, 2001, the U.S. District Court hearing this matter ruled that the parties have entered into a settlement agreement under which each side will dismiss its claims against the other.

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

(d) USE OF PROCEEDS

      On July 19, 2000 we agreed to issue 3,963,780 shares of common stock to Cisco Systems at approximately $25.23 per share. Aggregate cash proceeds from this transaction were approximately $100.0 million. The net proceeds have been applied to working capital and were predominantly held in cash, cash equivalents and short-term investments at February 28, 2001.


ITEM 3. DEFAULTS IN SECURITIES

      None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5. OTHER INFORMATION

      In March 2001, Barry Schuler resigned from our Board of Directors in order to fulfill his new responsibilities as Chairman and Chief Executive Officer of America Online, Inc., a subsidiary of AOL Time Warner, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


EXHIBIT
  NO.       EXHIBIT
 2.3        Plan and Agreement of Reorganization with MoreCom, Inc., dated March
            27, 2000. (Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 7, 2000).

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

 10.50      Promissory Note, dated April 6, 2001, for loan extended to Don
            Fitzpatrick.


(b) REPORTS ON FORM 8-K

      None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                              Liberate Technologies


Date: April 12, 2001 by:      /s/ Nancy J. Hilker
                              ----------------------
                              Nancy J. Hilker,
                              Senior Vice President and
                              Chief Financial Officer
                              (duly authorized officer and
                              principal financial officer)