Form 10-K
period 2001-05-31
LIBERATE TECHNOLOGIES
filed 2001-08-24
CIK 1085776

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2001

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO         .

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

COMMON STOCK, $0.01 PAR VALUE PER SHARE
(Title of Class)

    Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    As of July 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the Company was $862,131,000 based on the last reported sale price of the Company's common stock on the Nasdaq National Market System, and there were 105,209,957 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on October 30, 2001 are incorporated by reference in Items 10, 11, 12, and 13 of Part III of this Report.

LIBERATE TECHNOLOGIES
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MAY 31, 2001

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

    The discussion in this Report on Form 10-K ("Form 10-K") contains forward-looking statements that involve risks and uncertainties. Any statements in this document that are not statements of historical fact, including statements of our expectations, beliefs, intentions, or strategies regarding the future are forward-looking statements within the meaning of the securities laws of the United States, and are subject to the safe harbor created by those laws. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," or "continue." These statements are only predictions, not guarantees. Also note that the statements are based on information currently available to us, and we assume no obligation to update them. Actual results may differ materially from those projected in forward-looking statements due to factors that include, but are not limited to, our new and emerging market, limited availability of technology and services necessary for interactive television systems and consumer device networks, dependence on a limited number of network operators and consumer device manufacturers, uncertain macroeconomic conditions, limited operating history and history of losses, fluctuations in quarterly operating results, reliance on international revenues, competition, potential problems with our software, litigation, and other risks outlined under Part I "Business-Risk Factors" or detailed from time to time in our reports and registration statements filed with the Securities and Exchange Commission. You should consider our forward-looking statements in conjunction with our financial statements, related notes, and the other financial information appearing elsewhere in this Form 10-K.

Overview

    Liberate Technologies, also referred to as "Liberate," "we," or "us," is the premier provider of standards-based software platforms for delivering enhanced content and services to television viewers and consumers around the world. Network operators (such as cable and satellite television operators and telecommunications companies), broadcasters, content providers, and manufacturers of information-oriented consumer devices such as television set-top boxes, and game consoles ("consumer devices") are able to use our software to deliver enhanced content and services. Our software enables a wide variety of third-party applications to function across different information networks and different types of consumer devices. We are also developing a number of extensions to our software platform to facilitate the management of networks. To extend the functionality of our software platform, we have developed strategic alliances with leading technology vendors such as Cisco Systems, Concurrent, DIVA, Motorola (which acquired General Instrument in January 2000), Nagravision, NDS, Pace Micro Technology, Scientific-Atlanta, and Sun Microsystems. We also have established commercial or strategic relationships with large network operators, such as AOL Time Warner, Comcast Cable Communications, Cox Communications, iesy (eKabel), Insight Communications, NTL Group, Optus Vision Interactive, Telewest Communications, and United Pan-Europe Communications (UPC).

    We began our operations in late 1995 as a division of Oracle, developing client and server software for the consumer, enterprise, and educational markets. We incorporated in Delaware in April 1996 when Oracle spun off that division as Network Computer, Inc., also referred to as NCI. NCI's initial focus was on selling software to original equipment manufacturers of network computer products for enterprise customers. In August 1997, NCI merged with a Netscape Communications subsidiary, Navio Communications, Inc., also referred to as Navio, which was developing Internet application and server software for the consumer market. NCI was the surviving entity in the merger. After the merger, we changed our strategic direction and restructured our operations to focus our development and marketing efforts on products targeted primarily at the consumer device market, targeting sales to a limited number of large network operators and consumer device manufacturers. On May 11, 1999, we changed our name from NCI to Liberate Technologies.

    Since our incorporation, we have raised a significant amount of capital by selling small equity positions to a number of investors, including some major network operators. This has provided us with the financial resources we needed to continue our growth, given us resources to pursue investments and acquisitions, and reinforced our relationships with participating network operators. In order to continue to fund our growth, we decided to offer our stock to the public and become a publicly traded company on July 28, 1999. In January 2000, we effected a two-for-one split of our stock. We raised additional capital in February 2000 by commencing a secondary public offering, and again in July 2000 when Cisco Systems invested $100.0 million through a private placement.

    We have made two acquisitions since becoming a publicly traded company. In March 2000, we acquired the VirtualModem assets of SourceSuite LLC, also referred to as SourceSuite, a company based in Canada. In June 2000, we acquired MoreCom, Inc., also referred to as MoreCom, based in Horsham, Pennsylvania.

    We currently generate revenues by licensing our client and server products, applications, and tools and by providing related services, largely to network operators (primarily providers of television services) and consumer device manufacturers (primarily set-top box manufacturers). In addition, we generate revenues from consulting, maintenance, and other services provided in connection with client and server licenses.

    Our fiscal year runs from June 1 to May 31, with each fiscal year ending on May 31 of the corresponding calendar year. We operate solely in one segment—providing software and services to a broad range of consumer devices, primarily cable and satellite set-top boxes. Our stock is traded on the Nasdaq National Market under the symbol "LBRT" and there were 105,209,957 million shares of stock outstanding as of July 31, 2001.

    We have offices in North America, Europe, and Asia. Our headquarters and primary development offices are located in San Carlos, California. We have development offices in Murray City, Utah; Horsham, Pennsylvania; and London, Ontario, Canada. We also have sales offices in London, England and Tokyo, Japan.

Products and Technology

    Our software platform includes a full range of client and server products, tools, and applications. We offer network operators a suite of server solutions tailored to the cable, satellite, digital terrestrial, and telecommunications markets. We deliver client products targeted for the needs of consumer device manufacturers, with a current focus on television set-top boxes. Our tools and pre-configured applications allow network operators and consumer device manufacturers to offer a fully customizable client and server platform.

    Our client and server software platform extends a standards-based framework with proprietary technology that we have developed to address the specific needs of network operators and consumer device manufacturers, including the following technologies:

  •
  Digital television and Internet technology. We have spent over five years developing expertise in working with standards-based client and server software. This enables us to easily modify and enhance our client and server software with third-party technologies such as Java, Flash, and Real Audio while maintaining compatibility with Internet standards. We have also developed expertise in the deployment of interactive applications and services over various digital television network architectures. We are also helping forge the development of key industry standards worldwide, such as OpenCable and DVB-MHP, and, along with key industry partners such as Sun Microsystems and Motorola, have recently announced our leadership of the creation of the TV Linux Alliance.

  •
  Optimized client technology. In just 700Kb of memory, we offer one of the smallest, most efficient client engines available with HTML and JavaScript capabilities, which can be used in a wide variety of consumer devices. Additionally, we offer client engines as small as 300Kb that use Internet-based server engines to support low-end set-top boxes such as the Motorola DCT-2000. In addition, we have developed a patented display technology (called IQView), which optimizes Internet content for delivery on virtually any display device without specialized graphics hardware.

  •
  Portable client architecture. Our client software has the flexibility to operate on a wide variety of consumer devices. It currently operates on processors from, among others, ARM, Hitachi, IBM, Intel, MIPS Technologies, Motorola, National Semiconductor, STMicrotechnology, and Sun Microsystems, and runs on multiple operating systems, including Linux, PowerTV OS, ST OS, and VxWorks.

  •
  Reliable server architecture. We have based our server software on open standards, creating a scalable, secure, and expandable platform. In addition, we have pre-integrated our server technology with industry-leading server solutions to make integration with the systems of our network operator customers faster and easier.

    The following table provides a list of our principal products and a brief description of their features and benefits.

Selected Products	Selected Features & Benefits
Liberate® Connect Suite™ Server	• Subscriber and application management. Control of subscriber access to applications and services and access to subscriber data for efficient customer support.
• Internet-standard security. Secure transactions for personal information and e-commerce.
• Open integration interfaces. Close integration of our servers with existing subscriber management, database, and billing systems.
• Device management tools. Automatic and efficient distribution of software updates to all network devices and rapid restoration of services in case of client or network failure.
• Highly scalable architecture. Ability to scale networks to support millions of subscribers by simply installing more servers on the system.
Liberate® Mediacast™ Server	• Content and application broadcasting. Broadcast of Internet content and interactive applications using existing network infrastructure.
• Multiple transport stream capability. Transmission of data over different networks, permitting fuller use of infrastructure.
Liberate® Transcoder™ Server	• Reduced processing and memory requirements. Delivery of rich Internet content and applications to a broad range of consumer devices.
• Internet content error-checking. Accurate rendering of HTML, image, and audio content.
Liberate® Datapoint™ Server	• Ability to store consumer and set-top box related information. Ability to store users' service and applications preferences on the headend; ability to store key technical data on users' set-top boxes.
• Scalable database. Use of database architecture to ensure scalability and reliability of the architecture in volume deployments.

Liberate® Command™ Server	• Internet interface for server and applications management. Management and monitoring of all our server systems and applications throughout a network from any Internet-connected workstation.
Liberate® Imprint™ Server	• Client/server application for user preference analysis. Ability to gather usage information to enable enhanced personalization.
Liberate® TV Info™ Infrastructure Application	• XML-based architecture for receiving, integrating, and exporting multiple TV and other data streams to multiple clients and applications. Combination and delivery of TV programs and other data to various applications, including interactive program guides, channel bars, and pay-per-view applications.
Liberate® TV Ticker™ Infrastructure Application	• Continuous information delivery, such as interactive news, sports statistics, and stock quotes. Delivery of real-time information to consumers via client- and server-based applications.
Liberate® TV Mail™ Infrastructure Application	• TV-based e-mail application. Customized e-mail services using existing infrastructure.
• Picture and video e-mail. Delivery of rich multimedia content that enhances the e-mail experience.
Liberate® TV Chat™ Infrastructure Application	• Integration of online discussion with TV programming. Promotion of subscriber communities by supplementing existing TV programming with interactive online discussion capabilities.
Liberate® TV Navigator™ Standard Client	• Small (700Kb) memory requirement. Reduced memory and processing component costs, and ability to run software on memory-constrained devices, including digital set-top boxes.
• Integrated video and data path. Use of existing high-bandwidth video delivery systems to deliver Internet-based interactive television content and applications, such as TV-based browsers and e-mail.
• HTML and JavaScript support. Delivery of Internet standards-based applications, content, and services to customers.
• Portability. Easy integration with a variety of existing and next-generation set-top boxes.
• Customizable user interface. Ability to brand and control the user interface associated with the service and applications offered.
• Multiple network architectures. Compatibility with infrastructure of cable and satellite television, broadband telecommunications (using DSL-based networks), and digital terrestrial services.
Liberate® TV Navigator™ Compact Client	• Small memory requirements (starting at 300Kb), capability to run with less than 10 MIPS of CPU performance. Delivery of interactive services to set-top boxes that have memory and processor constraints.
• Liberate microVM application engine support (a subset of the Java application environment; certification pending). Use of the rich Java language for authoring and portability purposes.
• Headend-based transcoding. Use of existing content development tools to build interactive applications.

Liberate® TV Producer™ Tools	• Tools and tutorials for creating applications. Rapid creation of content and applications targeted to a television audience, using open-standards authoring and the Liberate microVM application environment.
Liberate® TV Emulator™ Tools	• Real-time client emulator running on the Windows platform. Inexpensive design and testing of applications without a full broadcast-enabled environment.
• Suite of integrated debugging tools. Ability to debug developed code in an easy-to-use development environment.
Liberate® TV Customizer™ Tools	• Easy modification of the look and feel of the resident applications and key client-side service utilities. Ability to create a consistent and customized look and brand across a network operator service that expands the usefulness of key services.
Liberate® TV Porter™ Tools	• Tools for porting the Liberate TV Navigator client to new or existing set-top boxes. Development and delivery of drivers compliant with the Liberate Porting API.
• Sample drivers developed in the course of a porting project. Availability of a wide choice of our enabled set-top boxes that result in lower hardware costs and accelerate volume deployments.

Liberate®, the Liberate logo, and various Liberate products and programs are registered trademarks and trademarks of Liberate Technologies. All other trademarks are the property of their respective owners.

Services

    We provide our customers a comprehensive set of consulting, maintenance, and other services.

    Consulting services.  As of May 31, 2001, our consulting services groups consisted of 93 full-time employees. These groups provide project management support, which includes implementation guidance, product customization, and product configuration support. These groups also provide project management, engineering assistance, and assistance with custom application development. To help ensure seamless product deployments, these groups may work closely, often onsite, with network operators and consumer device manufacturers to integrate and install our software.

    Maintenance and other services.  As of May 31, 2001, our customer service, support, and training organizations consisted of 29 full-time employees that provide worldwide support and services. We run a technical training program for our worldwide customers and developers. Curriculum and training classes are available for most of our products.

Research and Development

    As of May 31, 2001, our research and development organization consisted of 284 full-time employees. We have development offices in San Carlos, California; Murray City, Utah; Horsham, Pennsylvania; and London, Ontario, Canada. Our total research and development expenses were $18.2 million, $32.3 million, and $51.2 million for fiscal 1999, 2000, and 2001, respectively. These amounts exclude acquisition-related charges for purchased in-process research and development of $1.9 million in 2000 and $22.4 million in 2001. We believe our success will depend in part upon our ability to continue to invest in research and development. We intend to continue to devote substantial resources to improving our full range of product offerings (including offering higher levels of integration among our products) and introducing new products and services.

Sales and Marketing

    We license our server software directly to network operators and license our client software to both consumer device manufacturers and network operators. Consumer devices containing our software platform are distributed by the manufacturer to the end user either through network operators or retail channels.

    We license our software primarily through our direct sales force. We use indirect resellers in certain developing markets and may increase the number of indirect distribution partners in the future. Our sales force, which consisted of 36 individuals as of May 31, 2001, is organized into teams of sales representatives and systems engineers. As of May 31, 2001, direct sales professionals were located in North America, Europe, and Asia. We use our direct sales force to target the customers who we believe provide the highest potential for service deployment and revenues.

    To complement our direct sales and distribution efforts, our marketing department seeks to identify customer needs, design products, and stimulate demand. Our marketing department coordinates our participation in tradeshows worldwide, arranges speaking engagements for key personnel, sponsors conferences, and runs a program for developers. An internal creative production group supports the marketing effort by helping to define the next generation of interfaces for our products. We gather actual consumer and usage feedback, based on our current deployments, to direct the development of future products and enhancement of current products. During fiscal 2000, we launched our PopTV™ Program, a partner program for interactive television that includes content creators, infrastructure providers, and hardware suppliers.

Customers

    Our customers are typically large network operators who introduce, market, and promote products and services based on our technology. For fiscal 1999, our four largest customers accounted for 52% of our total revenues, with Wind River Systems accounting for 23% of total revenues and NTL accounting for 15% of total revenues. For fiscal 2000, our five largest customers accounted for 54% of our total revenues, with NTL accounting for 21% of total revenues and Wind River Systems accounting for 15% of total revenues. For fiscal 2001, our four largest customers accounted for 54% of our total revenues, with NTL accounting for 21% of total revenues and Telewest Communications accounting for 19% of total revenues. The percentages for NTL include amounts previously reported for Cable and Wireless Communications. In May 2000, NTL acquired the consumer cable and certain other operations of Cable and Wireless. We expect that we will continue to depend upon a limited number of customers for a significant portion of our revenues in future periods, although the specific customers may vary from period to period.

Competition

    We face intense competition in licensing software for networks and consumer devices. Our principal competitors in the client software market include Microsoft, OpenTV, Canal+ Technologies, and PowerTV. In the server market, our primary competitor is Microsoft. We also expect additional competition from other established and emerging companies in the television, computer, software, and telecommunications sectors. The principal competitive factors in our industry are the quality and breadth of product and service offerings, the ease and speed with which a product can be integrated into existing networks and deployed to customers, the efficiency with which software platforms operate with various consumer devices, customers' overall return on investment, the efficient management of available bandwidth in the deployed networks, the possession of patents relating to important technologies, the adequacy of financial resources, the competitiveness of product pricing, the length of time to market, and the effectiveness of sales and marketing efforts. We believe that we presently compete favorably with our competitors in many of these areas. However, the market for consumer devices is evolving, and we cannot be certain that we will compete successfully in the future. See "Risk Factors-Competition From Bigger, Better Capitalized Competitors Could Result In Price Reductions, Reduced Gross Margins, And Loss Of Market Share."

Intellectual Property Rights and Proprietary Information

    We have a portfolio of technologies and intellectual property that addresses various features of interactive networks and devices. We believe that significant value lies in the intellectual property we have developed, acquired, and incorporated into our technologies and systems. Accordingly, we seek to protect and grow our intellectual property portfolio by developing and acquiring strategically important technologies and patents. We safeguard our proprietary information and our other intellectual property through a combination of domestic and international copyrights, trademarks, patents, and trade secret protection, as well as through contractual protections such as proprietary information agreements and nondisclosure agreements. However, we cannot guarantee that these steps will deter misappropriation of our proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. See "Risk Factors-Our Limited Ability To Protect Our Intellectual Property And Proprietary Rights May Harm Our Competitiveness."

    We currently have over 30 issued U.S. patents in the general area of interactive networking technologies with more than 750 claims, and over 30 issued foreign patents. We continue to develop new technologies and file a range of additional patent applications as part of a worldwide intellectual property program, and we currently have over 40 U.S. patent applications pending.

    We have registered "Liberate" and the Liberate logo in the United States and extensively throughout the world, and use our many other product trademarks in association with these marks.

Employees

    As of May 31, 2001, we had 520 employees, including 284 in engineering, 122 in services, 72 in sales and marketing, and 42 in administration. None of our employees is represented by a collective bargaining agreement. We have never experienced a work stoppage and we consider our relations with our employees to be good.

Liberate Corporate Venture Fund

    We launched the Liberate Corporate Venture Fund in November 2000 to promote the development of interactive television and spur the growth of innovative companies. The Liberate Corporate Venture Fund operates as a business group within Liberate.

    The Venture Fund's approach is to identify promising privately held companies that are in the mid-to-late stages of financing, have exceptional management teams, and have developed proven technologies. The fund seeks to aid the development of the interactive television industry and give us insight into leading-edge technologies and services in the interactive television industry, while also providing reasonable financial returns. We also expect to develop mutually beneficial commercial relationships with the companies in which we invest.

    In most cases, we plan to acquire a minority equity stake by co-investing with top-tier venture funds and do not intend to seek a seat on the portfolio company's board of directors. Typically, the size of any investment will range between 15% and 25% of any given financing event. Given the appropriate opportunity, we may choose to invest outside these parameters. As of May 31, 2001, we had invested $15.2 million in our portfolio of companies, then comprised of DIVA Systems, Everypath,

ICE, MetaTV, and Two Way TV. In fiscal 2001, we wrote down $5.3 million of equity investments that had been permanently impaired, reducing our net equity investments to $9.9 million as of May 31, 2001. See "Risk Factors-We May Not Be Successful in Making Strategic Investments" and Note 2 of Notes to Consolidated Financial Statements.

    In June 2001, we committed to invest $2.0 million in China Broadband (H.K.), for reinvestment in China New Broadband Video & Communication, a Chinese joint venture that makes interactive television software.

Risk Factors

    The discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties. Any statements in this document that are not statements of historical fact, including statements on our expectations, beliefs, intentions or strategies regarding the future are forward-looking statements within the meaning of the securities laws of the United States, and are subject to the safe harbor created by those laws. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," or "continue." These statements are only predictions based on information currently available to us. The statements involve uncertainty and we cannot guarantee future results. We assume no obligation to update any forward-looking statements. Actual results may differ materially from those projected in forward-looking statements due to factors that include, but are not limited to, our new and emerging market, limited availability of technology and services necessary for interactive television systems and consumer device networks, dependence on a limited number of network operators and consumer device manufacturers, poor macroeconomic conditions, limited operating history and history of losses, fluctuations in quarterly operating results, reliance on international revenues, competition, potential problems with our software, litigation, and other risks outlined under Part I "Business-Risk Factors" or detailed from time to time in our reports and registration statements filed with the Securities and Exchange Commission. You should consider our forward-looking statements in conjunction with our financial statements, related notes, and the other financial information appearing elsewhere in this Form 10-K.

    Any of the following risks could seriously harm our business, financial condition, and results of operations, causing the trading price of our common stock to decline.

Demand For Information-Oriented Consumer Devices And Interactive Television May Not Develop As We Anticipate.

    Because the market for interactive television and information-oriented consumer devices (such as set-top boxes) is newly emerging, the potential size of the market opportunity and the timing of its development are uncertain. As a result, our profit potential is unknown.

    Sales of our technology and services depend upon the commercialization and broad acceptance by consumers and businesses of interactive television and information-oriented devices, primarily cable and satellite set-top boxes as well as networks of game consoles, smart phones, and personal digital assistants. This will depend in turn on many factors, including the development of content and applications of interest to significant numbers of consumers, and the emergence of industry standards that facilitate the distribution of such content.

    If the market for interactive television consumer devices, and set-top boxes in particular, does not develop or develops more slowly than we anticipate, our revenues will not grow as quickly as expected, if at all.

Deployment And Availability Of Interactive Television And Consumer Device Networks May Be Limited By High Costs Or Limited Availability Of System Components.

    Interactive television networks and other consumer-device networks are complex systems, requiring the successful interaction of many elements in order to be technologically and financially attractive to deploy. Many network operators seek to deploy a complete interactive television system, including features such as video-on-demand and guide services, rich content, and robust infrastructure support. Several vendors are typically involved in providing the content and applications that comprise a complete interactive television system.

    In different regions of the world, certain elements of such systems may be controlled by a single company or a few large companies. For example, in the United States, one of the largest potential markets for interactive television, the manufacture of set-top boxes and ownership of cable networks are relatively concentrated. Development of the interactive television market may be slowed if these companies do not participate in the deployment of interactive television, charge excessive fees, or do not adopt industry standards that permit interconnection and a uniform environment for developing applications and content.

    Moreover, some companies have obtained patent protection on technology relating to important parts of a complete interactive television system. If patent licenses were required to assemble a complete interactive television system and could not be obtained on reasonable terms, the development of the interactive television industry could be slowed and revenues available to other participants in the market could be reduced.

Our Success Depends On A Limited Number Of Network Operators Introducing And Promoting Products And Services Incorporating Our Technology.

    Our success depends on large network operators introducing and promoting products and services based on our technology. There are, however, only a limited number of large network operators worldwide. Currently, only a limited number of these network operators are deploying products and services incorporating our technology and services for consumer devices. In addition, none of our network operator customers is contractually obligated to introduce or promote products and services incorporating our technology, nor to achieve any specific introduction schedule. Accordingly, even if a network operator initiates a customer trial of products incorporating our technology, that operator is under no obligation to continue its relationship with us or to launch a full-scale deployment of these products. Further, our agreements with network operators are generally not exclusive, so network operators with whom we have agreements may enter into similar license agreements with one or more of our competitors.

    Because the large-scale deployment of products and services incorporating our technology is complex, time-consuming, and expensive, network operators are cautious about proceeding with such deployment. While we believe that products and services based on our technology will have significant value to network operators (in the form of opportunities to generate additional revenues per subscriber from interactive applications, such as video-on-demand, and the loss of fewer subscribers to competing services), there is only limited data available to demonstrate to network operators that they will receive attractive returns on their investments. Moreover, the customization process for new customers requires a lengthy and significant commitment of resources by our customers and us. The commitment of resources required by our customers may slow deployment, which could, in turn, delay market acceptance of these products and services. Also, many of our customers rely on debt-based financing and subscriber revenues to fund their deployments, so economic conditions that reduce either of these sources of financing may slow deployment as well. Unless network operators introduce and promote products and services incorporating our technology in a successful and timely manner, our software platform will not achieve widespread acceptance, consumer device manufacturers will not use our software in their products, and our revenues will not grow as quickly as expected, if at all.

Our Success Depends On Consumer Device Manufacturers Introducing And Promoting Products That Incorporate Or Operate With Our Technology.

    We do not typically manufacture hardware components that incorporate our technology. Rather, we license software technology to consumer device manufacturers and work with them to ensure that our products operate together. Accordingly, our success will depend, in part, upon our ability to convince a number of consumer device manufacturers to manufacture products that incorporate or operate with our technology and upon the successful introduction and commercial acceptance of these products.

    While we have entered into a number of agreements with consumer device manufacturers, none of these manufacturers is contractually obligated to introduce or promote consumer devices incorporating our technology, nor are any of them contractually required to achieve any specific production schedule. Moreover, our agreements with consumer device manufacturers are generally not exclusive, so consumer device manufacturers with whom we have agreements may enter into similar license agreements with one or more of our competitors. Our failure to convince consumer device manufacturers to incorporate our software platform into their products or modify their products to operate with our software, or the failure of these products to achieve broad acceptance with consumers and businesses, will result in our revenues not growing as quickly as expected, if at all.

A Continued Downturn In Macroeconomic Conditions Could Reduce Sales Of Our Products And Services.

    U.S. economic growth slowed significantly in the past several months. In addition, there is uncertainty relating to the prospects for near-term U.S. and international economic growth. This slowdown and uncertainty may harm our business by reducing our customers' spending and the rate at which they accept our technology and services. In the future our operations may experience substantial fluctuations from period to period as a consequence of general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. There can be no assurance that these factors will not harm our business, financial condition, or operating results.

Our Limited Operating History Makes Evaluation Of Our Business Difficult.

    We were incorporated in April 1996 and began shipping our initial products to customers in the last quarter of fiscal 1997. Our limited operating history makes evaluation of our business and prospects difficult. In addition, any evaluation of our business and prospects must be made in light of the risks and unexpected expenses and difficulties frequently encountered by companies in an early stage of development in a new market. For us, these risks include:

  •
  Uncertainty of broad acceptance by consumers and businesses of network services such as interactive television and of information-oriented consumer devices, primarily cable and satellite set-top boxes, as well as game consoles, smart phones, and personal digital assistants;

  •
  The limited number of large network operators, such as providers of television services, who have deployed products and services incorporating our technology;

  •
  The limited number of consumer device manufacturers, such as set-top box manufacturers, who have incorporated our technology into their products;

  •
  Delays in deployment of high-speed networks and of interactive and enhanced services and applications by our network operator customers; and

  •
  Our unproven long-term business model, which depends on generating the majority of our revenues from license and royalty fees paid by network operators and consumer device manufacturers.

    Many of these risks are described in more detail elsewhere in this "Risk Factors" section. Our business could be seriously harmed by adverse developments in any of these areas.

We Have A History Of Losses And Expect To Incur Losses In The Future.

    We incurred net losses of $33.1 million for fiscal 1999, $80.8 million for fiscal 2000, and $306.4 million for fiscal 2001. Our net loss for fiscal 1999 included amortization of purchased intangibles of $6.1 million. Our net loss for fiscal 2000 included amortization of purchased intangibles of $22.1 million, warrant amortization of $10.8 million, and a $1.9 million charge for acquired in-process research and development related to the SourceSuite acquisition. Our net loss for fiscal 2001 included amortization of purchased intangibles of $216.1 million, warrant amortization of $23.2 million, and a $22.4 million charge for acquired in-process research and development related to the MoreCom acquisition. As of May 31, 2001, we had an accumulated deficit of $536.9 million.

    Since our inception, we have not had a profitable quarter and may never achieve or sustain profitability. Although historically our revenues have increased every fiscal year, we may not be able to sustain our historical revenue growth rates. We also expect that our costs of revenues and operating expenses will continue to increase. If we are to achieve profitability given our planned expenditure levels, we will need to generate and sustain substantially increased license and royalty revenues from increased deployments and we may not be able to do so. See "Risk Factors-Our Success Depends On A Limited Number Of Network Operators Introducing And Promoting Products And Services Incorporating Our Technology" and "Risk Factors-Our Success Depends On Consumer Device Manufacturers Introducing And Promoting Products That Incorporate Or Operate With Our Technology." From the beginning of fiscal 1997 through May 31, 2001, 56% of our revenues have been derived from services provided by us and not from license and royalty fees, as our customers have primarily been in the design and implementation phases with our products. We are likely to incur significant losses and negative cash flows in the near future.

Our Quarterly Revenues And Operating Results Could Be Volatile And Difficult To Forecast, And If Our Quarterly Operating Results Are Below The Expectations Of Analysts, The Market Price Of Our Common Stock May Decline.

    Our quarterly operating results are likely to vary from quarter to quarter. In the short term, we expect our quarterly revenues to depend significantly on a small number of relatively large orders for our products and services. As a result, our quarterly operating results may fluctuate if we are unable to complete one or more substantial sales on the schedule we anticipated. In some cases, we recognize revenues from services on a percentage-of-completion basis. Our ability to recognize these revenues may be delayed if we are unable to meet service milestones on a timely basis. In the longer term, we expect to recognize an increasing percentage of revenues based on our receipt of royalty reports. Delays in network operators' deployment schedules or our receipt of royalty reports could adversely affect our revenues for any given quarter. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in greater short-term losses.

    We have found it difficult to forecast the timing and amount of specific sales because our sales process is complex and our sales cycle is long. The purchase of our products and services involves a significant commitment of capital and other resources by a customer. In many cases, our customers' decision to use our products and services requires them to change their established business practices and conduct their business in new ways. As a result, we may need to educate our potential customers on the use and benefits of our products and services. In addition, our customers generally must consider a wide range of other issues before committing to purchase and incorporate our technology into their offerings. As a result of these and other factors, including the approval at a number of levels of management within a customer's organization, our sales cycle averages from six to twelve months and may sometimes be significantly longer.

    We base our quarterly revenue projections, in part, upon our expectation that specific sales will occur in a particular quarter. In the past, our sales have occurred in quarters other than those anticipated by us. If our expectations, and thus our revenue projections, are not accurate for a particular quarter, our actual operating results for that quarter could fall below the expectations of financial analysts and investors, resulting in a potential decline in our stock price.

    Although we have limited historical financial data, in the past we have experienced seasonal decreases in our rate of revenue growth in our quarter ending August 31. These seasonal trends may continue to affect our quarter-to-quarter revenues.

We Have Relied And Expect To Continue To Rely On A Limited Number Of Customers For A Significant Portion Of Our Revenues.

    We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of customers. For fiscal 1999, our four largest customers accounted for 52% of our total revenues, with Wind River Systems accounting for 23% of total revenues and NTL accounting for 15% of total revenues. For fiscal 2000, our five largest customers accounted for 54% of our total revenues, with NTL accounting for 21% of total revenues and Wind River Systems accounting for 15% of total revenues. For fiscal 2001, our four largest customers accounted for 54% of our total revenues, with NTL accounting for 21% of total revenues and Telewest accounting for 19% of total revenues. The percentages for NTL include amounts previously reported for Cable and Wireless Communications. In May 2000, NTL acquired the consumer cable and certain other operations of Cable and Wireless. We expect that we will continue to depend upon a limited number of customers for a significant portion of our revenues in future periods, although the specific customers may vary from period to period. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly.

International Revenues Account For A Significant Portion Of Our Revenues; Accordingly, If We Are Unable To Expand Or Hedge Our International Operations In A Timely Manner, Our Financial Results Will Be Harmed.

    International revenues accounted for 51% of our total revenues for fiscal 1999, 53% of our total revenues for fiscal 2000, and 68% of our total revenues for fiscal 2001. For fiscal 1999, 2000, and 2001, revenues by region are as follows (in thousands):

	Years Ended May 31,
	1999	2000	2001
Europe	$3,212	$8,296	$26,604
North America	9,129	14,709	19,810
Asia	4,972	5,012	5,295

Consolidated	$17,313	$28,017	$51,709

    Revenues are assigned to specific countries based on the origin of the sales contract. For fiscal 1999, 2000, and 2001, North America revenues included United-States-based revenues of $8.5 million, $13.2 million, and $16.6 million, respectively. In addition, for fiscal 1999, 2000, and 2001, Europe revenues included United-Kingdom-based revenues of $2.5 million, $7.1 million, and $21.2 million, respectively.

    We expect to derive a significant portion of our revenues for the foreseeable future from sources outside the United States, especially as we increase our sales and marketing activities with respect to international licenses. Accordingly, our success will depend, in part, upon international economic conditions and our ability to manage international sales and marketing operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel, and increase our foreign direct and indirect sales forces. This expansion will require significant management attention and resources, which could divert attention from other aspects of our business. Failing to expand our international operations in a timely manner would limit the growth of our international revenues. See Note 3 of Notes to Consolidated Financial Statements.

    Moreover, substantially all of our revenues and costs to date have been denominated in U.S. dollars. However, expanded international operations are likely to result in increased foreign currency payables. Although we may from time to time undertake foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, we do not currently do so. Accordingly, any fluctuation in the value of foreign currency could seriously harm our international revenues.

Competition From Bigger, Better Capitalized Competitors Could Result In Price Reductions, Reduced Gross Margins, And Loss Of Market Share.

    We face intense competition in licensing software for networks and consumer devices. Our principal competitors in the client software market include Microsoft, OpenTV, Canal + Technologies, and PowerTV (a wholly-owned subsidiary of Scientific Atlanta). Our primary competitor in the server market is Microsoft. We expect additional competition from other established and emerging companies in the television, computing, software, and telecommunications sectors. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues, and loss of market share.

    Several of our existing and potential competitors have one or more of the following advantages: longer operating histories, larger customer bases, greater name recognition, more patents relating to important technologies, and significantly greater financial, technical, sales and marketing, and other resources. This may place us at a disadvantage in responding to their pricing strategies, technological advances, advertising campaigns, strategic partnerships, and other initiatives. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion, and sale of their technologies than we can. In addition, many of our competitors have well-established relationships with our current and potential customers. Some of our competitors, particularly Microsoft, have made and may continue to make large strategic investments in our current and potential customers. Such investments may allow our competitors to strengthen existing relationships or quickly establish new relationships with our current or potential customers.

Our Products May Contain Errors Or Be Unable To Support And Manage A Potentially Unlimited Number Of Users.

    Software development is an inherently complex and subjective process, which frequently results in products that contain errors, as well as defective or non-competitive features or functions. Moreover, our technology is integrated into the products and services of our network operator customers. Accordingly, a defect, error, or performance problem with our technology could cause our customers' cable and satellite television or other telecommunications systems to fail for a period of time. Any such failure could cause severe customer service and public relations problems for our customers and could result in delayed or lost revenue due to adverse customer reaction, negative publicity, and damage claims.

    Despite frequent testing of our software's scalability in a laboratory environment and in customer deployments, the ability of our software platform to support and manage a potentially unlimited number of users is uncertain. If our software platform does not efficiently scale in this way while maintaining a high level of performance, demand for our products and services and our ability to sell additional products to our existing customers will be significantly reduced.

Our Success Depends On Our Ability To Keep Pace With The Latest Technological Changes, And Any Delays Or Failure In Developing And Introducing New Software Products Could Result In A Loss Of Market Share Or Render Our Technology Obsolete.

    The market for consumer device and network operations software is characterized by evolving industry and governmental standards, rapid technological change, and frequent new product introductions and enhancements. Accordingly, our success will depend in large part upon our ability to adhere to and adapt our products to evolving communications protocols and standards. Therefore, we will need to develop and introduce new products that meet changing customer requirements and emerging industry and governmental standards on a timely and cost-effective basis. We have encountered, in the past, and may encounter in the future, delays in completing the development and introduction of new software products. Any delays or failure in developing or introducing new products that meet consumer requirements, technological requirements, or industry or governmental standards could result in a loss of customers and render our products and services obsolete or non-competitive.

As We Exhaust Sales Opportunities In Our Existing Markets, We May Be Unable To Identify And Take Advantage Of New Business Opportunities.

    Our unproven, long-term business model depends on generating the majority of our revenues from license and royalty fees paid by network operators and consumer device manufacturers. If we are unable to identify and take advantage of new business opportunities, we may not be able to maintain our historical rates of revenue growth.

    We hope to increase our potential revenues by expanding our sales efforts to reach customers we have not traditionally targeted. So far, we have primarily targeted sales to large network operators and manufacturers of set-top boxes. However, worldwide, there are only a limited number of large network operators and, in the United States, only a few manufacturers of set-top boxes. In the future, we hope to expand our sales efforts to reach a wider variety of customers, including producers, vendors, and aggregators of content; service providers; and manufacturers of other types of consumer devices, such as game consoles, smart phones, and personal digital assistants. We may not succeed in customizing our software to meet the unique needs of those devices. We do not have experience making these kinds of sales and may not be successful. We may choose to expand our indirect distribution to reach these new customers, but may be unable to attract indirect channel partners able to effectively market and sell our products and services. Gaining direct sales experience and expanding our indirect distribution would require significant company resources and management attention, which could harm our business if our efforts do not generate significant revenues.

    We also hope to increase our potential revenues by creating more extensions to our software platform. However, we may not be successful in developing or selling those extensions, and may incur significant development costs not offset by new revenues. See also "Risk Factors-Our Success Depends On Our Ability To Keep Pace With The Latest Technological Changes, And Any Delays Or Failure In Developing And Introducing New Software Products Could Result In A Loss Of Market Share Or Render Our Technology Obsolete."

We May Have To Cease Or Delay Product Shipments If We Are Unable To Obtain Key Technology From Third Parties.

    We rely on technology licensed from third parties, including applications that are integrated with internally developed software and used in our products. Most notably, we license certain technologies from BitStream, Macromedia, RealNetworks, RSA, and Sun Microsystems. These third-party technology licenses may not continue to be available to us on commercially reasonable terms, or at all, and we may not be able to obtain licenses for other existing or future technologies that we desire to integrate into our products. If we cannot maintain existing third-party technology licenses or enter into licenses for other existing or future technologies needed for our products, we may be required to cease or delay product shipments while we seek to develop or license alternative technologies.

We May Be Subject To Third-Party Intellectual Property Infringement Claims That Could Be Costly And Time-Consuming To Defend, And We Do Not Have Insurance To Protect Against These Claims.

    We expect that, like other software product developers, we will increasingly be subject to infringement claims as the number of products and competitors developing consumer device software grows, software patents become more common, and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or external consultants who have worked for independent software vendors or other companies developing products similar to ours. These prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property.

    Several other companies involved in the interactive television market have large patent portfolios that they have aggressively sought to enforce. While we do not believe we currently infringe such patents, and believe that we have valuable patents that we could seek to enforce in event of litigation, claims of infringement are always possible, and success in litigation or other successful resolution of claims is by no means assured.

    We currently do not have liability insurance to protect against the risk that our own technology or licensed third-party technology infringes the intellectual property of others. Claims relating to our intellectual property, regardless of their merit, could seriously harm our ability to develop and market our products and manage our day-to-day operations because they could be time-consuming and costly to defend, divert management's attention and resources, cause product shipment delays, require us to redesign our products, and require us to enter into royalty or licensing agreements.

Our Limited Ability To Protect Our Intellectual Property And Proprietary Rights May Harm Our Competitiveness.

    Our ability to compete and continue to provide technological innovation depends substantially upon internally developed technology. We rely primarily on a combination of patents, trademark laws, copyright laws, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary technology. While we have a number of patent applications pending, patents may not issue from these or any future applications. In addition, our existing and future patents may not survive a legal challenge to their validity or provide significant protection for us.

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

Oracle Holds A Substantial Portion Of Our Stock And Could Limit The Ability Of Other Stockholders To Influence The Outcome Of Director Elections And Other Transactions Submitted For A Vote Of Our Stockholders And Could Cause Our Stock Price To Decline With Large Sales Of Our Stock.

    As of July 31, 2001, Oracle beneficially owned 33,399,843 shares, 32% of our outstanding common stock, based on 105,209,957 shares outstanding. No Oracle designee currently serves on our Board of Directors. While Oracle has contributed these shares to a voting trust committed to voting them in proportion to all other voted shares, if Oracle were to withdraw the shares from this trust, it might exert significant influence the election of directors, significant corporate transactions (such as acquisitions), efforts to block an unsolicited tender offer, and other matters that require stockholder approval. This concentration of ownership could also delay or prevent a third party from acquiring control over us at a premium above the then-current market price of our common stock.

    If Oracle or other large holders of our stock were to sell large amounts of their holdings, our stock price could decline and we could find it difficult to raise capital through the sale of additional equity securities. Other owners of large amounts of our stock as of July 31, 2001 were Cisco Systems, with 3,963,780 shares (4% of our outstanding common stock), and AOL Time Warner, with 2,998,245 shares (3% of our outstanding common stock).

In Order To Remain Competitive In Our Market, We May Need To Make Acquisitions That Could Be Difficult To Integrate, Disrupt Our Business, And Dilute Stockholder Value.

    We may acquire other businesses in the future in order to remain competitive or to acquire new technologies. As a result of future acquisitions, we may need to integrate product lines, technologies, personnel, customers, widely dispersed operations, and distinct corporate cultures. These integration efforts may not succeed or may distract our management from operating our existing business. Our failure to successfully manage future acquisitions could seriously harm our operating results. In addition, our stockholders would be diluted if we were to finance acquisitions by incurring convertible debt or issuing equity securities.

We May Not Be Successful In Making Strategic Investments.

    In fiscal 2001, we established the Liberate Corporate Venture Fund to make strategic investments in other companies. In most instances, we make investments in return for equity securities of private companies, for which there is no public market. These companies may be expected to incur substantial losses and may never become profitable, publicly traded companies. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. During fiscal 2001, we wrote down these investments by $5.3 million, as their fair market value had been permanently impaired. If these companies are not successful, we could incur additional future charges related to write-downs or write-offs of these types of assets. Losses or charges resulting from these investments could harm our operating results. See also "Business-Liberate Corporate Venture Fund" and Note 2 of Notes to Consolidated Financial Statements.

Failure To Manage Our Growth May Seriously Harm Our Ability To Deliver Products In A Timely Manner, Fulfill Existing Customer Commitments, And Attract And Retain New Customers.

    Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, and financial resources, especially as more network operators and consumer device manufacturers incorporate our software into their products and services. This potential for rapid growth is particularly significant in light of the large customer bases of network operators and consumer device manufacturers and the frequent need to tailor our products and services to our customers' unique needs. To the extent we add several customers simultaneously or add customers whose product needs require extensive customization, we may need to significantly expand our operations. Moreover, we expect to expand our domestic and international operations significantly by, among other things, expanding the number of employees in consulting and engineering services, research and development, and sales and marketing.

    Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to implement additional management information systems; to further develop our operating, administrative, financial, and accounting systems and controls; to hire additional personnel; to develop additional levels of management; to locate additional office space in the United States and abroad; and to maintain close coordination among our research and development, sales and marketing, services and support, and administrative organizations. Failure to meet any of these requirements would seriously harm our ability to deliver products in a timely fashion, fulfill existing customer commitments, and attract and retain new customers.

The Loss Of Any Of Our Key Personnel Would Harm Our Competitiveness.

    We believe that our success will depend on the continued employment of our senior management team and key technical personnel, particularly Mitchell E. Kertzman, our Chief Executive Officer; Coleman Sisson, our President and Chief Operating Officer; Donald Fitzpatrick, our Executive Vice President, Sales and Service; and David Limp, our Executive Vice President and Chief Strategy Officer. If these or other members of our senior management team or key technical personnel are unable or unwilling to continue in their present positions, they could be difficult to replace, which could harm our ability to manage day-to-day operations, develop and deliver new technologies, attract and retain customers, attract and retain other employees, and generate revenues.

We May Incur Net Losses Or Increased Net Losses If We Are Required To Record A Significant Accounting Expense Related To The Issuance Of Warrants.

    In fiscal 1999, we entered into letter agreements with several network operators whereby we agreed to issue warrants to purchase up to 4,599,992 shares of our common stock that can be earned and exercised if those network operators satisfy certain milestones within specific time frames. The value of the warrants is estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to the establishment of a performance commitment. The value of the warrants is recorded primarily as a non-current asset on the accompanying consolidated balance sheets and is being amortized over the estimated economic life of the arrangements with the network operators.

    As of May 31, 2001, these network operators had earned warrants to purchase up to 2,336,660 shares of our common stock. The value of these warrants at the time they were earned, based on the Black-Scholes pricing model, was $117.2 million. As of May 31, 2001, accumulated amortization for the warrants was $34.0 million.

    If the remaining warrants are earned, we may be required to record additional significant non-cash accounting expenses. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and result in a decline of our stock price.

New Or Changed Government Regulation Could Significantly Reduce Demand For Our Products And Services.

    We are subject not only to regulations applicable to businesses generally, but also laws and regulations directly applicable to the Internet, cable and satellite television networks, and other telecommunications content and services. Although there are currently few such laws and regulations, state, federal, and foreign governments may adopt laws and regulations that adversely affect us or our markets in any of the following areas: user privacy, copyrights, consumer protection, taxation of e-commerce, the online distribution of content, and the characteristics and quality of online products and services. In particular, government laws or regulations restricting or burdening the exchange of personally identifiable information could delay the implementation of interactive services or create liability for us or other manufacturers of software that facilitates information exchange. Also, if we have to re-design our products to comply with new or changed government laws or regulations, we could face additional expense and delay in delivering our products to our customers. See "Risk Factors-Our Success Depends On Our Ability To Keep Pace With The Latest Technological Changes, And Any Delays Or Failure In Developing And Introducing New Software Could Result In A Loss Of Market Share Or Render Our Technology Obsolete."

    Moreover, the market for television, and particularly cable and satellite television, is extensively regulated by a large number of national, state, and local government agencies. New or altered laws or regulations regarding interactive television that change its competitive landscape, limit its market, or affect its pricing could seriously harm our business prospects.

We Expect Our Operations To Continue To Produce Negative Cash Flow In The Near Term; Consequently, If We Should Need Additional Capital And Cannot Raise It, We May Not Be Able To Fund Our Continued Operations.

    Since our inception, cash used in our operations has substantially exceeded cash received from our operations and we expect this trend to continue for the near future. We believe that our existing cash balances will be more than sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. At some point in the future, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to develop our products and services, acquire complementary technologies or businesses, open new offices, hire and retain employees, or respond to competitive pressures or new business requirements.

Provisions Of Our Corporate Documents And Delaware Law Could Deter Takeovers And Prevent Stockholders From Receiving A Premium For Their Shares.

    Certain provisions of our certificate of incorporation and bylaws may discourage, delay, or prevent a change in control of our company that a stockholder may consider favorable. These include provisions that:

  •
  Authorize the issuance of "blank check" preferred stock to increase the number of outstanding shares and thwart a takeover attempt;

  •
  Require super-majority voting to make certain amendments to our certificate of incorporation and bylaws;

  •
  Limit who may call special meetings of stockholders;

  •
  Prohibit stockholder action by written consent, which requires all actions to be taken at a meeting of the stockholders; and

  •
  Establish advance notice requirements for nominations of candidates for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

    In addition, Section 203 of the Delaware General Corporation Law and provisions in our stock incentive plans may discourage, delay, or prevent a change in control of our company.

We Have Been Named In Securities Class-Action Litigation And May Be Named In Additional Litigation.

    Beginning May 16, 2001, seven class-action lawsuits seeking monetary damages were filed in the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate, our CEO Mitchell Kertzman, and our CFO Nancy Hilker as co-defendants ("the Liberate defendants"). The plaintiffs allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus. We believe that these cases are likely to be consolidated. A large number of companies have been named in similar suits relating to allegedly improper underwriting practices. We will be seeking to have the claims against the Liberate defendants dismissed, and, while litigation is by its nature uncertain, we do not believe that the cases create any material exposure for Liberate.

    More generally, securities class-action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater-than-average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. Due to the volatility of our stock price, we may in the future be the target of this kind of litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

ITEM 2. PROPERTIES

    We lease approximately 181,000 square feet of office space for our headquarters and development offices in San Carlos, California. We lease approximately 20,000 square feet in London, Ontario, Canada; approximately 16,000 square feet in Horsham, Pennsylvania; and approximately 10,000 square feet in Murray City, Utah for development offices. We also lease approximately 4,700 square feet in London, England, and an office suite in Tokyo, Japan for sales offices.

    Approximately 78,000 square feet of our headquarters office space is available for sublease to third parties. For fiscal 2000 and 2001 we recorded rental income from subleases of $1.1 million and $4.9 million, respectively, which is netted against rent expense and credited to other income as appropriate. We have engaged a commercial real estate broker to market this space. However, demand in the San Francisco Bay Area commercial real estate market is extremely low at this time and the space may remain vacant for an extended period of time.

ITEM 3. LEGAL PROCEEDINGS

    Beginning May 16, 2001, seven class-action lawsuits seeking monetary damages were filed in the Southern District of New York against several of the firms that underwrote our IPO, naming Liberate, our CEO Mitchell Kertzman, and our CFO Nancy Hilker as co-defendants ("the Liberate defendants"). The plaintiffs allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus. We believe that these cases are likely to be consolidated. A large number of companies have been named in similar suits relating to allegedly improper underwriting practices. We will be seeking to have the claims against the Liberate defendants dismissed, and, while litigation is by its nature uncertain, we do not believe that the cases create any material exposure for Liberate.

    As part of our acquisition of the VirtualModem software products and related assets and technology of SourceSuite described in Note 4 of Notes Consolidated Financial Statements, we acquired certain patents that were the subject of a patent infringement lawsuit. This lawsuit was initially brought by Interactive Channel Technologies and SMI Holdings, affiliated companies of SourceSuite, against Worldgate Communications in May 1998 in the U.S. District Court for the State of Delaware. The patent infringement claims have been assigned to us as a result of our merger with SourceSuite. In June 1998, Worldgate filed a counterclaim against the plaintiffs and Source Media, a shareholder of SourceSuite, alleging among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. Following discovery and briefing of the patent claim construction issues, the parties have entered into settlement negotiations covering both our patent infringement claims against Worldgate and Worldgate's cross-complaint against Interactive Channel, SMI Holdings, and Source Media. On March 26, 2001, the U.S. District Court for the State of Delaware ruled that the parties have entered into a settlement agreement under which each side dismissed its claims against the other.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4a. EXECUTIVE OFFICERS

    The executive officers of Liberate, and their ages as of July 31, 2001, are as follows:

Name	Age	Position
Mitchell E. Kertzman	52	Chief Executive Officer and Director
Coleman Sisson	44	President and Chief Operating Officer
Donald M. Fitzpatrick	44	Executive Vice President, Sales and Service
David A. Limp	35	Executive Vice President and Chief Strategy Officer
Nancy J. Hilker	43	Senior Vice President and Chief Financial Officer
Kent Walker	40	Senior Vice President, General Counsel, and Secretary

    Mitchell E. Kertzman has served as Chief Executive Officer and a member of Liberate's Board of Directors since joining Liberate in November 1998. Prior to joining Liberate, Mr. Kertzman was a member of the board of directors of Sybase, a database company, from February 1995 until he joined Liberate. He served as Chairman of Sybase's board of directors since July 1997. Between February 1998 and August 1998, he also served as Co-Chief Executive Officer of Sybase. From July 1996 until February 1997, Mr. Kertzman served as Chief Executive Officer of Sybase, and from July 1996 until July 1997 he also served as President of Sybase. Between February 1995 and July 1996, he served as an Executive Vice President of Sybase. In February 1995, Sybase merged with Powersoft Corporation, a provider of application development tools. Mr. Kertzman had served as Chief Executive Officer and a director of Powersoft since he founded it in 1974. He also served as President of Powersoft from April 1974 to June 1992. Mr. Kertzman also serves as a director of CNET Networks and Handspring.

    Coleman Sisson joined Liberate in November 1999, and currently serves as President and Chief Operating Officer. Prior to joining Liberate, Mr. Sisson was President and Chief Operating Officer of CyberSafe, a network security company, from July 1997 to November 1999. From August 1995 to July 1997, Mr. Sisson served as Senior Vice President and General Manager, Education Services Group, at Vanstar, a technology product and services company. From June 1992 to August 1995, Mr. Sisson served as Vice President, Worldwide Customer Services, at Powersoft.

    Donald M. Fitzpatrick joined Liberate in November 1999, and currently serves as Executive Vice President, Sales and Service. Prior to joining Liberate, Mr. Fitzpatrick headed the Interactive Services business for Oracle Corporation in Europe, the Middle East, and Africa, beginning in April 1996. From November 1992 to March 1996, Mr. Fitzpatrick was Software Development Manager for the software services business unit of Ferntree Computer Corporation of Australia.

    David A. Limp joined Navio in December 1996, and currently serves as Liberate's Executive Vice President and Chief Strategy Officer. Prior to joining Navio, Mr. Limp served in various capacities at Apple Computer from July 1987 to November 1996, most recently as director of its North and South American PowerBook division.

    Nancy J. Hilker joined Navio in July 1996, and currently serves as Liberate's Senior Vice President and Chief Financial Officer. From June 1991 to July 1996, Ms. Hilker served in various capacities at IntelliCorp, a software company, most recently as Chief Financial Officer and Secretary. From October 1979 to June 1991, Ms. Hilker held various positions at Deloitte & Touche, an accounting firm, as a manufacturing and high technology specialist in the emerging business services group. Ms. Hilker is a Certified Public Accountant.

    Kent Walker joined Liberate in October 2000 and currently serves as Senior Vice President, General Counsel, and Secretary. Prior to joining Liberate, Mr. Walker served as Associate General Counsel of America Online / Netscape, from April 1997 to October 2000, as Senior Counsel to AirTouch Communications, from March 1995 to April 1997, and as an Assistant U.S. Attorney with the U.S. Department of Justice from 1990 to 1995.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

    Our common stock has been traded on the Nasdaq National Market under the symbol "LBRT" since July 28, 1999. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported on the Nasdaq National Market:

Fiscal 2000	High	Low
First Quarter (beginning July 28, 1999)	$13.50	$7.69
Second Quarter	$84.19	$13.63
Third Quarter	$128.53	$69.06
Fourth Quarter	$114.50	$21.87
Fiscal 2001	High	Low
First Quarter	$34.13	$16.38
Second Quarter	$32.94	$10.63
Third Quarter	$20.56	$9.00
Fourth Quarter	$10.80	$7.09

    As of July 31, 2001, the last reported sales price of our common stock was $12.05 per share, and there were 510 holders of record of our common stock. This does not include the number of persons whose stock is held in "street name" accounts through brokers.

Recent Sales of Unregistered Securities

    During our fiscal year ended May 31, 2001, we have issued and sold the following unregistered securities:

1.
In June 2000, we issued 7,310,830 shares of our common stock in exchange for all of the outstanding shares of MoreCom in connection with our acquisition of MoreCom. This issuance of securities was deemed to be exempt from registration in reliance on Section 3(a)(10) of the Securities Act of 1933, as amended, as the terms and conditions of the issuance and exchange of the securities in that transaction were approved by the California Commissioner of Corporations, after a hearing on the fairness of such terms and conditions at which all persons receiving securities issued in such transaction had the right to appear.

2.
In July 2000, we issued 3,963,780 shares of our common stock to Cisco Systems in exchange for $100.0 million. This issuance of securities was deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended as transactions by an issuer not involving any public offering. In addition, the recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in this transaction. The recipient had adequate access, through its relationship with us, to information about Liberate.

Dividend Policy

    We have not paid any cash dividends since our incorporation and do not intend to pay any cash dividends in the foreseeable future.

Use of Proceeds

    On July 27, 1999, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-78781) for our initial public offering, or IPO. In the IPO, we sold an aggregate of 13,402,100 shares of our common stock (including 902,100 shares in connection with the exercise of the underwriters' overallotment), at $8.00 per share (all share numbers and the share price are split-adjusted). The IPO generated gross proceeds of $107.2 million for us. Our net proceeds were $97.8 million, after deducting $9.4 million in underwriters' discounts and other related costs of the IPO.

    On February 17, 2000 (following our stock split), we commenced a secondary stock offering, or Secondary Offering, pursuant to a Registration Statement on Form S-1 (File No. 333-95139). In the Secondary Offering, we sold 2,890,000 shares of our common stock at $108 per share, for gross proceeds of $312.1 million. Net proceeds from this transaction, after underwriters' discounts and other related costs of $14.9 million, were $297.2 million.

    For the IPO, both Credit Suisse First Boston and Hambrecht & Quist served as managing underwriters. For the Secondary Offering, Credit Suisse First Boston served as the managing underwriter. For both offerings, we directly paid the underwriters (none of whom was affiliated with us, our directors, or our officers) for their underwriting expenses.

    Our IPO concluded on August 2, 1999 and our Secondary Offering concluded on February 24, 2000. In each case, all securities registered were sold.

    We intend to continue to use the net proceeds of our IPO and Secondary Offering for general corporate purposes, such as funding our operating losses, working capital needs, expenditures for research and development, and sales and marketing efforts. In addition, we may use a portion of the net proceeds to fund acquisitions or investments in complementary businesses, technologies, or products. Pending any of these uses, we will continue to hold the net proceeds in cash, cash equivalents, or short-term investments.

ITEM 6. SELECTED FINANCIAL DATA

    Please read the following selected consolidated financial data (in thousands, except per share data) in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," Consolidated Financial Statements, and Notes thereto, and with other financial data included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended May 31, 1999, 2000, and 2001, and the consolidated balance sheet data as of May 31, 2000 and 2001, are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations for the years ended May 31, 1997 and 1998, and the consolidated balance sheet data as of May 31, 1997, 1998, and 1999, are derived from audited consolidated financial statements not included in this Form 10-K. These historical results do not necessarily indicate the results to be expected in any future period.

		Years Ended May 31,
	1997	1998	1999	2000	2001
Consolidated Statements of Operations:
REVENUES:
License and royalty	$231	$4,162	$5,281	$10,233	$27,781
Service	44	6,110	12,032	17,784	23,928

Total revenues	275	10,272	17,313	28,017	51,709

COST OF REVENUES:
License and royalty	—	3,779	2,279	2,006	1,836
Service	—	2,230	8,247	21,738	29,315

Total cost of revenues	—	6,009	10,526	23,744	31,151

Gross margin	275	4,263	6,787	4,273	20,558

OPERATING EXPENSES:
Research and development	21,721	19,981	18,171	32,271	51,243
Sales and marketing	7,805	14,407	11,730	18,740	24,176
General and administrative	1,023	2,453	3,975	7,837	11,437
Amortization of purchased intangibles	—	4,563	6,084	22,081	216,127
Amortization of warrants	—	—	18	10,776	23,209
Amortization of deferred stock compensation	—	—	507	2,053	1,884
Acquired in-process research and development	—	58,100	—	1,936	22,425
Restructuring charges	—	1,175	—	—	—

Total operating expenses	30,549	100,679	40,485	95,694	350,501

Loss from operations	(30,274)	(96,416)	(33,698)	(91,421)	(329,943)
INTEREST INCOME (EXPENSE)	(336)	115	80	11,634	30,191
OTHER INCOME (EXPENSE), net	(129)	(105)	(21)	(847)	(6,171)

Loss before income tax provision (benefit)	(30,739)	(96,406)	(33,639)	(80,634)	(305,923)
INCOME TAX PROVISION (BENEFIT)	(11,750)	(2,015)	(586)	137	515

Net loss	$(18,989)	$(94,391)	$(33,053)	$(80,771)	$(306,438)

BASIC LOSS PER SHARE	$—	$(890.48)	$(56.60)	$(1.14)	$(2.99)
SHARES USED IN COMPUTING NET LOSS PER SHARE	—	106	584	70,988	102,464
Consolidated Balance Sheet Data:
Cash and cash equivalents	$245	$12,138	$33,657	$132,962	$126,989
Working capital (deficit)	(23,180)	(18,275)	5,446	232,579	221,275
Total assets	4,441	32,311	70,185	746,187	1,026,475
Deferred revenues	45	25,367	40,790	69,132	54,216
Total long-term liabilities	—	4,115	4,315	1,929	1,734
Accumulated deficit	(22,268)	(116,659)	(149,712)	(230,483)	(536,921)
Total stockholders' equity (deficit)	(19,256)	(6,136)	12,226	658,167	949,682

    The following table represents the respective balances as a percentage of total revenues:

	Years Ended May 31,
	1997	1998	1999	2000	2001
Consolidated Statements of Operations Data:
REVENUES:
License and royalty	84%	41%	31%	37%	54%
Service	16	59	69	63	46

Total revenues	100	100	100	100	100

COST OF REVENUES:
License and royalty	—	37	13	7	3
Service	—	22	48	78	57

Total cost of revenues	—	59	61	85	60

Gross margin	100	41	39	15	40

OPERATING EXPENSES:
Research and development	7,899	195	105	115	99
Sales and marketing	2,838	140	68	67	47
General and administrative	372	24	23	28	22
Amortization of purchased intangibles	—	44	35	79	418
Amortization of warrants	—	—	—	38	45
Amortization of deferred stock compensation	—	—	3	7	4
Acquired in-process research and development	—	566	—	7	43
Restructuring charges	—	11	—	—	—

Total operating expenses	11,109	980	234	341	678

Loss from operations	(11,009)	(939)	(195)	(326)	(638)
INTEREST INCOME (EXPENSE)	(122)	1	—	42	58
OTHER INCOME (EXPENSE), net	(47)	(1)	—	(3)	(12)

Loss before income tax provision (benefit)	(11,178)	(939)	(195)	(287)	(592)
INCOME TAX PROVISION (BENEFIT)	(4,273)	(20)	(3)	—	1

Net loss	(6,905)%	(919)%	(192)%	(287)%	(593)%

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are the premier provider of standards-based software platforms for delivering enhanced content and services to television viewers around the world. We began our operations in late 1995 as a division of Oracle, developing client and server software for the consumer, enterprise, and educational markets. In April 1996, Oracle spun-off our division as Network Computer, Inc. ("NCI"). NCI's initial focus was on selling software to original equipment manufacturers of network computer products for enterprise customers. In August 1997, NCI merged with a Netscape Communications subsidiary, Navio, which was developing Internet application and server software for the consumer market. NCI was the surviving entity in the merger. After the merger, we changed our strategic direction and restructured our operations to focus our development and marketing efforts on products targeted primarily at the consumer device market, targeting sales to a limited number of large network operators and consumer device manufacturers. On May 11, 1999, we changed our name from NCI to Liberate Technologies.

    Since our incorporation, we have raised a significant amount of capital by selling small equity positions to a number of investors, including some major network operators. This has provided us with the financial resources we needed to continue our growth, given us resources to pursue investments and acquisitions as appropriate, and also reinforced our relationships with participating network operators. In order to continue to fund our growth, we decided to offer our stock to the public and become a publicly traded company. We commenced our IPO on July 28, 1999. We raised additional capital in February 2000 through a secondary public offering and again in July 2000 when Cisco Systems invested $100.0 million through a private placement.

    In fiscal 1999, we entered into letter agreements with several network operators whereby we agreed to issue warrants to purchase up to 4,599,992 shares of our common stock that can be earned and exercised if those network operators satisfy certain milestones within specific time frames. As of May 31, 2001, these network operators had earned warrants to purchase up to 2,336,660 shares of our common stock. The value of these warrants at the time they were earned, based on the Black-Scholes pricing model, was $117.2 million. As of May 31, 2001, accumulated amortization for the warrants was $34.0 million. If the remaining warrants are earned, we may be required to record additional significant non-cash accounting expenses. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and result in a decline of our stock price. See Note 8 of Notes to Consolidated Financial Statements.

    In March 2000, we acquired the VirtualModem assets of SourceSuite in exchange for 1,772,000 shares of our common stock. The acquisition was accounted for as a purchase. The fair market value of the equity securities issued in the acquisition was $190.5 million. See "Liquidity and Capital Resources" and Note 4 of Notes to Consolidated Financial Statements.

    In June 2000, we acquired MoreCom. In connection with the acquisition, we issued 7,310,830 shares of common stock in exchange for all of the outstanding stock of MoreCom and assumed all of MoreCom's stock options. The acquisition was accounted for as a purchase. The fair market value of the equity securities issued in the acquisition was $459.0 million. See "Liquidity and Capital Resources" and Note 4 of Notes to Consolidated Financial Statements.

    We launched the Liberate Corporate Venture Fund in November 2000 to promote the development of interactive television and spur the growth of innovative companies. As of May 31, 2001, we had invested $15.2 million in our portfolio of companies. In fiscal 2001, we wrote down $5.3 million of equity investments that had been permanently impaired, reducing our net equity investments to $9.9 million as of May 31, 2001. See Note 2 of Notes to Consolidated Financial Statements.

    Since our incorporation, we have incurred net losses of $536.9 million. These losses include $148.9 million in research and development expenditures, $248.9 million in amortization of purchased intangibles, $34.0 million in amortization of warrants, $4.4 million in amortization of deferred stock compensation, and $82.5 million in write-offs of acquired in-process research and development related to our acquisitions. We anticipate incurring significant operating losses for the foreseeable future as we: (1) continue to invest in research and development and consulting and non-recurring engineering services to support our software platform and large-scale deployments by our network operator customers, and (2) record non-cash expenses related to the acquired in-process research and development and amortization of purchased intangibles associated with our acquisitions, amortization of deferred compensation, and amortization of warrant expense associated with the issuance of warrants.

YEAR ENDED MAY 31, 2000 AND YEAR ENDED MAY 31, 2001

Revenues

    We currently generate revenues by licensing our client and server products, applications, and tools and by providing related services, to network operators, primarily providers of television services, and consumer device manufacturers, primarily set-top box manufacturers. In addition, we generate revenues from consulting, maintenance, and other services provided in connection with client and server licenses. Total revenues increased 85% from $28.0 million for fiscal 2000 to $51.7 million for fiscal 2001.

    International revenues accounted for 51% of our total revenues for fiscal 1999, 53% of our total revenues for fiscal 2000, and 68% of our total revenues for fiscal 2001. We anticipate international revenues will to continue to represent a significant portion of total revenues for the foreseeable future.

    Deferred revenues consist primarily of payments received from customers for prepaid license and royalty fees and prepaid services for undelivered products and services. Deferred revenues decreased from $69.1 million as of May 31, 2000 to $54.2 million as of May 31, 2001. The majority of this decrease represents recognition of revenues related to both customer deployments and performance of services. We expect this downward trend to continue in future quarters as our customers continue to deploy. Deferred revenues may fluctuate in future periods as a result of several factors, including the timing of deployments, performance of services, and prepayments.

    License and Royalty.  License and royalty revenues consist principally of fees earned from the licensing of our software, as well as royalty fees earned upon the shipment or activation of products that incorporate our software. We typically recognize revenues from software license fees when the licensed product is delivered, collection is probable, the fee for each element of the transaction is fixed and determinable, persuasive evidence of an arrangement exists, and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. In addition to license fees, network operators typically pay server royalty fees on a per subscriber basis. We typically recognize revenue on these server royalty fees when a network operator reports to us that a user of a consumer device has activated the operator's service. We also license our client software to either network operators or consumer device manufacturers, who typically pay us royalties on a per unit basis. We typically recognize revenue when our customers report to us that a consumer device owner has activated the operator's service, or a consumer device manufacturer has shipped a device.

    License and royalty revenues increased 171% from $10.2 million for fiscal 2000 to $27.8 million for fiscal 2001. These amounts represented 37% and 54% of total revenues for the respective periods. The increase was primarily due to increased deployments to our customers' subscribers. We expect to see more growth in license and royalty revenues as additional network operators begin to deploy our products.

    Service.  Service revenues consist of consulting, maintenance, and other services. We generally recognize consulting and other service revenues, including non-recurring engineering and training revenues, as services are performed. Where consulting services are performed under a fixed-price arrangement, revenues are generally recognized on a percentage-of-completion basis. Maintenance services include both updates and technical support. Maintenance revenues are recognized ratably over the term of the maintenance agreement, and generally range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided. Where software license agreements include a combination of consulting, maintenance, and other services, these separate elements are unbundled from the arrangement based on each element's relative fair value.

    Service revenues increased 35% from $17.8 million for fiscal 2000 to $23.9 million for fiscal 2001. These amounts represented 63% and 46% of total revenues for the respective periods. This increase was primarily due to the continued growth in our customer base, which resulted in an increase in integration and implementation services provided to those customers. We expect service revenues to continue to account for a significant portion of total revenues until customers begin deploying consumer devices incorporating our software on a larger scale. We also expect service revenues to increase to the extent existing and new customers continue to install and initiate deployment of our products.

Cost of Revenues

    Total cost of revenues increased 31% from $23.7 million for fiscal 2000 to $31.2 million for fiscal 2001. We anticipate that total cost of revenues will increase in future periods as a result of increased deployments and as we introduce new third-party technologies as well as increase levels of service and support for our new and existing customers' installations and implementations.

    License and Royalty.  Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. Cost of license and royalty revenues decreased 8% from $2.0 million for fiscal 2000 to $1.8 million for fiscal 2001. These amounts represented 20% and 7% of license and royalty revenues for the respective periods. The decrease in cost of license and royalty revenues as a percent of related revenues was due to lower amortization expense resulting from the full amortization of certain in-bound licenses, in addition to the renegotiation of a third-party software license and a one-time credit realized through the cancellation of a third-party technology contract. We expect the cost of license and royalty revenues as a percentage of related revenues may increase in future periods as our customers deploy in greater volume and as we introduce new third-party technologies.

    Service.  Cost of service revenues consists primarily of salary and other related costs for personnel and external contractors. Cost of service revenues increased 35% from $21.7 million for fiscal 2000 to $29.3 million for fiscal 2001. These amounts represented 122% and 123% of service revenues for the respective periods. The increased costs reflected the increased number of both permanent employees and external contractors required to meet the growth in our customers' service needs. We expect cost of service revenues to increase in dollar amounts but decrease as a percentage of service revenues in future periods as we initiate new deployments and support installations of our products.

Operating Expenses

    Research and Development.  Research and development expenses consist primarily of salary and other related costs for personnel and external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses increased 59% from $32.3 million for fiscal 2000 to $51.2 million for fiscal 2001. These amounts represented 115% and 99% of total revenues for the respective periods. The increase in absolute dollar amounts was primarily due to increases in staffing and employee-related costs. Much of this increase was a result of increased headcount due to the SourceSuite and MoreCom acquisitions. We believe that continued investment in research and development is critical to attaining our strategic objectives. Consequently, we expect research and development expenses to increase modestly in future periods. However, if revenues increase, we expect research and development expenses to decline as a percentage of total revenues in the long term.

    Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and other employee-related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and facilities for regional offices. Sales and marketing expenses increased 29% from $18.7 million for fiscal 2000 to $24.2 million for fiscal 2001. These amounts represented 67% and 47% of total revenues for the respective periods. The increase in absolute dollar amounts was due to increased staffing and employee-related costs, as well as increased spending for trade shows, public relations, marketing research, and international expansion. We believe sales and marketing expenses will increase in future periods as we expand our direct sales and marketing efforts both domestically and internationally. However, if revenues increase, we expect sales and marketing expenses to decrease as a percentage of total revenues in the long term.

    General and Administrative.  General and administrative expenses consist primarily of salaries and other employee related costs for corporate development, finance, human resources, and legal employees, as well as outside legal and other professional fees. General and administrative expenses increased 46% from $7.8 million for fiscal 2000 to $11.4 million for fiscal 2001. These amounts represented 28% and 22% of total revenues for the respective periods. The increase in absolute dollar amounts was primarily due to increased employee-related expenses, the establishment of the infrastructure necessary to support our expansion, and higher outside professional service costs. We believe these expenses will increase modestly as we continue to add personnel and expand our infrastructure. However, if revenues increase, we expect these costs to decrease as a percentage of total revenues in the long term.

    Amortization of Purchased Intangibles.  Purchased intangibles represent the purchase price of companies that we have acquired in excess of identified tangible assets and are amortized over three years. Since our inception, we have recorded purchase intangibles related to three acquisitions:

  •
  In August 1997, we recorded $18.3 million of purchased intangibles related to the Navio acquisition.

  •
  In March 2000, we recorded $192.0 million of purchased intangibles related to the SourceSuite acquisition.

  •
  In June 2000, we recorded $471.5 million of purchased intangibles related to the MoreCom acquisition.

    We recognized $22.1 million of amortization expense for fiscal 2000 and $216.1 million of amortization expense for fiscal 2001. We expect expenses related to the amortization of purchased intangibles to remain relatively flat in the near term, however, upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles," we will cease to record approximately $217.7 million of goodwill amortization expense annually.

    Amortization of Warrants.  As of May 31, 2001, certain network operators had earned warrants to purchase up to 2,336,660 shares of our common stock. The value of these warrants at the time they were earned, based on the Black-Scholes pricing model, was $117.2 million. We recorded warrant amortization expense of $10.8 million in fiscal 2000 and $23.2 million in fiscal 2001. We expect warrant amortization expense to increase from present levels only as additional warrants are earned.

    Amortization of Deferred Stock Compensation.  Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date. In fiscal 1999, we began recording deferred stock compensation for stock options granted to employees and others. These amounts are amortized on a straight-line basis over the 48-month vesting period of such options. Amortization of deferred stock compensation was $2.1 million for fiscal 2000 compared to $1.9 million for fiscal 2001. This decrease in amortization of deferred stock compensation was attributable to employee terminations. We anticipate that deferred stock compensation expense will decrease modestly over the next two years, based on the effect of employee terminations and the completion of the vesting of related stock option grants.

    Acquired In-Process Research and Development.  Acquired in-process research and development expense consists of the value of research projects and products that were in process on the date of certain acquisitions that, in the opinion of management, had not reached technological feasibility and had no alternative future use. Acquired in-process research and development expense was $1.9 million for fiscal 2000 compared to $22.4 million for fiscal 2001. The acquired in-process research and development expense for fiscal 2000 was related to our the acquisition of VirtualModem assets of SourceSuite. Acquired in-process research and development expense for fiscal 2001 related to our acquisition of MoreCom. See Note 4 of Notes to Consolidated Financial Statements.

Interest Income

    Interest income consists of interest earned on our cash and cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income increased from $11.6 million for fiscal 2000 to $30.2 million for fiscal 2001. This increase was primarily due to interest income on proceeds from our IPO of common stock in July 1999, our secondary offering in February 2000, and purchase of our common stock by Cisco Systems in July 2000. See Note 8 of Notes to Consolidated Financial Statements.

Other Income (Expense), Net

    Other income (expense), net consists of write-downs of equity investments that have been permanently impaired, foreign currency exchange gains and losses, losses on disposals of fixed assets, bank charges, and other non-operating income and expenses. Net other expense increased from $847,000 for fiscal 2000 to $6.2 million for fiscal 2001. The increase in expense for the period was primarily due to a $5.3 million write-down of certain equity investments. This write-down related to non-public equity security investments whose value was permanently impaired. On a quarterly basis, we evaluated whether the conditions of the companies affected the recorded amounts of the investments held by us. As a result of this review, we determined that the recorded value for certain of these investments exceeded their fair market value as of May 31, 2001.

Income Tax Provision

    Income tax provision consists of foreign withholding tax expense and foreign and state income taxes. Income tax provision increased from $137,000 for fiscal 2000 to $515,000 for fiscal 2001. The increase was primarily due to increased foreign revenues and operating activities, resulting in increased foreign withholding and income taxes. See Note 10 of Notes to Consolidated Financial Statements.

    As of May 31, 2001, we had federal and state net operating loss carryforwards of $247.8 million and $67.1 million, respectively, and tax credits totaling $10.6 million. The federal and state net operating loss carryforwards expire at various dates between 2005 and 2021. The tax credits expire at various dates between 2011 and 2021. The Tax Reform Act of 1986 imposes substantial restrictions on the use of net operating losses and tax credits in the event of an ownership change of a corporation. Our ability to use net operating loss carryforwards on an annual basis will be limited as a result of a prior ownership change in connection with private sales of equity securities. We have provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization. Our accounting for deferred taxes under SFAS No. 109, "Accounting for Income Taxes," involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we considered factors such as our history of operating losses, and expected future losses, and the nature of our deferred tax assets.

YEAR ENDED MAY 31, 1999 AND YEAR ENDED MAY 31, 2000

Revenues

  Total revenues increased 62% from $17.3 million for fiscal 1999 to $28.0 million for fiscal 2000.

    License and Royalty.  License and royalty revenues increased 94% from $5.3 million for fiscal 1999 to $10.2 million for fiscal 2000. This increase was primarily due to increased royalty revenues resulting from increased deployments, primarily from existing customers, and the expiration of prepayments associated with previous product lines.

    Service.  Service revenues increased 48% from $12.0 million for fiscal 1999 to $17.8 million for fiscal 2000. This increase was primarily due to the continued expansion of our professional services organization, created in the beginning of fiscal 1999. To a lesser extent, the increase was due to the overall increase in maintenance revenues.

Cost of Revenues

    Total cost of revenues increased 126% from $10.5 million for fiscal 1999 to $23.7 million for fiscal 2000.

    License and Royalty.  Cost of license and royalty revenues decreased 12% from $2.3 million for fiscal 1999 to $2.0 million for fiscal 2000. These amounts represented 43% and 20% of license and royalty revenues for the respective periods. The decrease in cost of license and royalty revenues in dollar amounts was primarily due to a one-time credit received from a third-party vendor related to maintenance and support and lower costs related to the final amortization of certain prepaid in-bound licenses.

    Service.  Cost of service revenues increased 164% from $8.2 million for fiscal 1999 to $21.7 million for fiscal 2000. These amounts represented 69% and 122% of service revenues for the respective periods. This increase reflected our continued investment in our professional services organization necessary to meet growing customer service needs, as well as an increase in the level of billable custom development projects.

Operating Expenses

    Research and Development.  Research and development expenses increased 78% from $18.2 million for fiscal 1999 to $32.3 million for fiscal 2000. These amounts represented 105% and 115% of total revenues for the respective periods. The increase in dollar amounts and as a percentage of total revenues was primarily due to higher personnel and related expenses resulting from increases in staffing, use of external contractors, and outsourced development projects, in particular a project with Motorola.

    Sales and Marketing.  Sales and marketing expenses increased 60% from $11.7 million for fiscal 1999 to $18.7 million for fiscal 2000. These amounts represented 68% and 67% of total revenues for the respective periods. The increase in absolute dollar amounts was primarily due to increased employee-related expenses, including higher headcount, commission costs, and travel-related expenses. Also contributing to the increase were our PopTV program and our increased tradeshow presence.

    General and Administrative.  General and administrative expenses increased 97% from $4.0 million for fiscal 1999 to $7.8 million for fiscal 2000. These amounts represented 23% and 28% of total revenues for the respective periods. The increase in dollar amounts and as a percentage of total revenues was primarily due to increased staffing, including the formation of our corporate development organization, the establishment of the infrastructure necessary to support our obligations as a public company, and merger termination costs of $624,000. In addition, we incurred costs related to our expansion into international markets.

    Amortization of Purchased Intangibles.  We recorded $6.1 million of amortization expense for fiscal 1999 and $22.1 million of amortization expense for fiscal 2000, related to the acquisition of SourceSuite in March 2000.

    Amortization of Warrants.  We recorded warrant amortization expense of $18,000 and $10.8 million for fiscal 1999 and fiscal 2000, respectively, related to the increased number of warrants earned.

    Amortization of Deferred Stock Compensation.  Amortization of deferred stock compensation was $507,000 for fiscal 1999 compared to $2.1 million for fiscal 2000. The majority of the stock option grants being amortized were granted in the latter half of fiscal 1999.

    Acquired In-Process Research and Development.  We did not record expense for acquired in-process research and development in fiscal 1999. In fiscal 2000, we expensed $1.9 million of acquired in-process research and development in connection with the SourceSuite acquisition that, in the opinion of management, had not reached technological feasibility and had no alternative future use. See Note 4 of Notes to Consolidated Financial Statements.

Interest Income

    Interest income increased from $80,000 for fiscal 1999 to $11.6 million for fiscal 2000. The increase was primarily due to interest income on proceeds from our private placement in May 1999, our IPO of common stock in July 1999, and our secondary offering in February 2000.

Other Income (Expense), Net

    Other income (expense), net increased from $21,000 for fiscal 1999 to $847,000 for fiscal 2000. The increase was primarily due to foreign currency exchange gain and losses and losses resulting from disposals of fixed assets.

Income Tax Provision (Benefit)

    Income tax provision (benefit) decreased from an income tax benefit of $586,000 for fiscal 1999 to an income tax provision of $137,000 for fiscal 2000. For fiscal 1999, our income tax benefit was comprised of the benefits received under a tax-sharing agreement with Oracle that provides for our consolidation into Oracle's tax group for certain state income tax payment purposes. Since the effective date of our IPO, upon which Oracle's ownership percentage was reduced to less than 50%, our results are no longer included in any of Oracle's consolidated state tax returns and we no longer receive a tax benefit from Oracle. Income tax provision for fiscal 2000 consisted primarily of foreign withholding tax expense. See Note 10 of Notes to Consolidated Financial Statements.

Quarterly Results of Operations

    The following table (in thousands) sets forth unaudited consolidated quarterly financial data from the periods indicated. We derived this table from our consolidated financial statements, and, in our opinion, it includes all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. Results of operations for any previous fiscal quarter do not necessarily indicate what results may be for any future period.

	Quarter Ended
	Aug 31, 1999	Nov 30, 1999	Feb 29, 2000	May 31, 2000	Aug 31, 2000	Nov 30, 2000	Feb 28, 2001	May 31, 2001
Consolidated Statements of Operations Data:
REVENUES:
License and royalty	$1,482	$2,000	$3,043	$3,708	$4,576	$5,726	$8,608	$8,871
Service	3,806	4,074	4,488	5,416	4,828	6,002	5,831	7,267

Total revenues	5,288	6,074	7,531	9,124	9,404	11,728	14,439	16,138

COST OF REVENUES:
License and royalty	522	586	510	388	611	650	499	76
Service	5,562	5,131	4,576	6,469	5,333	6,100	7,703	10,179

Total cost of revenues	6,084	5,717	5,086	6,857	5,944	6,750	8,202	10,255

Gross margin	(796)	357	2,445	2,267	3,460	4,978	6,237	5,883

OPERATING EXPENSES:
Research and development	5,342	6,300	9,633	10,996	12,094	11,416	14,758	12,975
Sales and marketing	3,216	3,702	5,200	6,622	5,024	5,717	5,816	7,619
General and administrative	1,424	1,756	2,370	2,287	2,582	2,637	2,932	3,286
Amortization of purchased intangibles	1,521	1,521	1,521	17,518	50,261	55,288	55,289	55,289
Amortization of warrants	359	710	4,023	5,684	6,046	5,721	5,721	5,721
Amortization of deferred stock compensation	504	525	518	506	499	476	464	445
Acquired in-process research and development	—	—	—	1,936	22,425	—	—	—

Total operating expenses	12,366	14,514	23,265	45,549	98,931	81,255	84,980	85,335

Loss from operations	(13,162)	(14,157)	(20,820)	(43,282)	(95,471)	(76,277)	(78,743)	(79,452)
INTEREST INCOME	995	1,903	2,218	6,518	7,656	8,292	7,898	6,345
OTHER INCOME (EXPENSE), net	(298)	(262)	(123)	(164)	(200)	(369)	454	(6,056)

Loss before income tax provision	(12,465)	(12,516)	(18,725)	(36,928)	(88,015)	(68,354)	(70,391)	(79,163)
INCOME TAX PROVISION	41	8	12	76	204	—	—	311

Net loss	$(12,506)	$(12,524)	$(18,737)	$(37,004)	$(88,219)	$(68,354)	$(70,391)	$(79,474)

LIQUIDITY AND CAPITAL RESOURCES

    Our principal source of liquidity was cash and cash equivalents of $127.0 million and short-term investments of $149.2 million. Additionally, as of May 31, 2001, we had $184.8 million in long-term investments. Prior to May 31, 2001, we funded our operations as follows:

  •
  Prior to the Navio acquisition, Oracle funded our operations primarily through intercompany advances, capital contributions, and the purchase of equity securities;

  •
  In May 1999, we completed a private round of financing;

  •
  In July 1999, we completed our initial public offering of shares of our common stock, and immediately following this offering we completed a private placement;

  •
  In February 2000, we completed a secondary offering of shares of our common stock; and

  •
  In July 2000, we completed a second private placement.

    For fiscal 1999, net cash used in operating activities of $6.5 million was comprised of a net loss of $33.1 million, offset by $15.4 million of deferred revenues, $6.1 million of amortization of purchased intangibles, and $4.5 million if accrued liabilities.

    For fiscal 2000, net cash used in operating activities of $16.8 million was comprised of a net loss of $80.8 million and $3.7 million of prepaid expenses and other current assets, offset by $28.3 million of deferred revenues, $22.1 million of amortization of purchased intangibles, $10.8 million of amortization of warrants, $2.2 million of depreciation and amortization, and $2.1 million of accrued payroll and related expenses.

    For fiscal 2001, net cash used in operating activities of $62.0 million was comprised of a net loss of $306.4 million, $14.9 million of deferred revenues, $8.1 million of accounts receivable, $4.7 million of accrued liabilities, and $3.2 million of prepaid expenses, offset by $216.1 million of amortization of purchased intangibles, $23.2 million of amortization of warrants, $22.4 million of write-offs of acquired in-process research and development, $5.5 million of depreciation and amortization, and $5.3 million of write-offs of equity investments.

    For fiscal 1999, net cash used in investing activities of $21.4 million was comprised of purchases of short-term investments and purchases property and equipment.

    For fiscal 2000, net cash used in investing activities of $297.6 million was comprised of $379.2 million of purchases of investments, $10.9 million of purchases of property and equipment for our new facilities, $8.8 million of restricted cash, and $4.0 million of purchases of equity investments, offset by $105.3 million of proceeds from maturities of investments.

    For fiscal 2001, net cash used in investing activities of $51.6 million was comprised of $488.6 million of purchases of investments, $11.5 million of purchases of property and equipment, and $11.2 million of purchases of equity investments, offset by $458.3 million of proceeds from maturities of investments.

    For fiscal 1999, net cash provided by financing activities of $49.4 million was comprised of $47.8 million of proceeds from issuance of convertible preferred stock in May 1999 and $1.5 million of proceeds from the issuance of common stock to employees through our stock option plan.

    For fiscal 2000, net cash provided by financing activities of $413.6 million was comprised of $297.2 million of proceeds from our secondary public offering in January 2000, $97.8 million of proceeds from our IPO in July 1999, $12.5 million of proceeds from our private placement in July 1999, and $6.4 million of proceeds from issuance of common stock to employees through our stock option plan and our employee stock purchase plan.

    For fiscal 2001, net cash provided by financing activities of $107.1 million was comprised of $100.0 million of proceeds from our private placement in July, 2000, and $7.8 million attributable to the issuance of common stock to employees through our stock option plan and our employee stock purchase plan.

    As of May 31, 2000 and 2001, our outstanding short- and long-term obligations were $2.5 million and $2.4 million, respectively, and consisted primarily of deferred rent expense and capital lease commitments. We did not have any material commitments for capital expenditures. We anticipate that our capital expenditures for fiscal 2002 will be less than that for fiscal 2001.

    Under a development agreement entered into with Motorola in April 1999, we are committed to pay $10.0 million in development fees for certain services to be performed by Motorola. These fees are being paid out over a three-year period, and $5.0 million had been paid as of May 31, 2001.

    During fiscal 2001, we renegotiated our Technology License and Distribution Agreement with Sun Microsystems. The new agreement eliminated the guaranteed royalties and support fees of $3.8 million. In exchange for the elimination of the guarantees, we agreed to pay royalty and support fees for the licenses, and royalties as we use the underlying licenses. In fiscal 2001, we prepaid $1.4 million in royalties and support to Sun Microsystems. None of the prepaid licenses had been used as of May 31, 2001. Royalty and support expenses related to these agreements were $250,000 for fiscal 1999, $583,000 for fiscal 2000, and $623,000 for fiscal 2001.

    As of May 31, 2001, through the Liberate Corporate Venture Fund, we had invested $15.2 million in our portfolio of companies, with $4.0 million invested in fiscal 2000, and $11.2 million invested in fiscal 2001. In the fourth quarter of fiscal 2001, we wrote down $5.3 million of equity investments that had been permanently impaired, reducing our net equity investments to $9.9 million as of May 31, 2001. In June 2001, we committed to invest $2.0 million in China Broadband (H.K.) for reinvestment in China New Broadband Video and Communications, a Chinese joint venture that makes interactive television software. The investment will be made in five phases over the next year, based upon the achievement of specific technical and commercial milestones. The first investment of $750,000 was made in June 2001. We plan to continue to identify additional opportunities to make strategic investments.

    In January 2001, we extended loans in exchange for promissory notes from Coleman Sisson, our President and Chief Operating Officer, and David Limp, our Executive Vice President and Chief Strategy Officer. In April 2001, we extended a loan in exchange for a promissory note from Donald Fitzpatrick, our Executive Vice President, Sales and Service. Each loan is in the amount of $500,000 at 5.9% compounded annually and is due and payable two years from issuance.

    In January 2001, we also entered into employee retention agreements with Mr. Sisson, Mr. Fitzpatrick, and Mr. Limp. Each retention agreement provides approximately $820,000 to the employee over the next two years of continued service.

    As of May 31, 2001, we had commitments, under a binding Letter of Understanding, for up to $5.0 million related to potential future marketing activities. These amounts will be expensed when and if incurred.

    In addition to normal operating expenses, we anticipate requiring cash for financing growth, payment of outstanding commitments, and the acquisition of products and technologies to complement our existing business. We believe that the net proceeds from our various offerings, together with cash and cash equivalents generated from operations, if any, will be sufficient to meet our working capital requirements through May 31, 2002. However, there can be no assurances that additional financing will be available to us on favorable terms, if at all.

VALUATION OF IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with our acquisitions of SourceSuite and MoreCom, we had outside appraisal firms perform valuations of the acquired companies that were used as aids in determining the fair value of the identifiable assets and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development. Assets identified generally included in-process research and development, developed technology, assembled workforce, installed customer base, and goodwill.

SourceSuite Acquisition

    Our appraisers allocated the purchase price of the assets acquired in the SourceSuite acquisition by identifying assets through interviews with SourceSuite management, reviewing data for comparable companies, and assessing SourceSuite's financial plans. The assets that were identified consisted primarily of existing technology, assembled workforce, in-process research and development, trademarks, and goodwill.

    The value of SourceSuite's in-process technology, existing technology, and trademarks was determined based on the income approach, which measures the present worth and anticipated future benefits of the intangible asset. The approach allocates revenue to existing and future technology, deducts appropriate expenses and economic rents, charges for the use of other assets, and then calculates a present value of after-tax cash flows attributable to the technology. In the case of in-process technology, the cost to complete the technology is not deducted and the cash flows are multiplied by the percentage of completion of each project. Revenue was allocated to the technology by estimating the number of man-years invested in both the existing and in-process technology, discounted by the projected obsolescence of each technology. The percentage of completion of each project was determined by dividing the number of man-years invested as of the valuation date by the estimated total number of man-years to completion. A weighted average cost of capital was calculated by applying the Capital Asset Pricing Model to comparable public companies, using a discount rate of 25% to value the existing technology, and a discount rate of 30% to value the in-process technology (taking into account the additional risk associated with the technology).

    The assembled workforce was valued using the cost approach, using the estimated cost to recruit and train a comparable workforce.

MoreCom Acquisition

    Our appraisers allocated the purchase price of the assets acquired in the MoreCom acquisition by identifying assets through interviews with MoreCom management, reviewing data for comparable companies, and assessing MoreCom's financial plans. The assets that were identified consisted primarily of existing technology, assembled workforce, in-process research and development, trademarks, and goodwill.

    The value of MoreCom's in-process research and development was determined primarily on the basis of the income approach. Under this approach, the fair value of the in-process research and development reflects the present value of the projected free cash flows that will be generated by the in-process research and development projects and that is attributable to the acquired technology, if successfully completed. The income approach focuses on the income-producing capability of the acquired technology, and best represents the present value of the future economic benefits expected to be derived from them, and therefore, the fair value of the acquired technology. The projected revenues used in the income approach are based upon the revenues likely to be generated upon the completion of the projects and the beginning of commercial sales, as estimated by management. The projections assume that the products will be successful and that the products' development and commercialization meet management's current time schedule. In arriving at the appropriate discount rates, the implied rate of the transaction and the weighted average cost of capital were considered. The discount rate applicable to the in-process project reflects the risks inherent in each project. An overall after-tax discount rate of 20% was applied to the project's cash flows. The required returns of other assets were deducted from the incremental cash flows generated by the projects shown in the in-process research and development model to determine the incremental cash flows specifically attributable to the in-process research and development project.

    The value of MoreCom's patents was developed primarily on the basis of the replacement cost approach. Under this method, the fair value of an asset is equal to the cost to replace the functionality of the asset. In the case of patents, the replacement cost of the asset is equal to the royalty that would have to be paid for the right to use the patents if they were not acquired by us. Because we acquired the patents, we were relieved from making royalty payments. As such, a relief-from-royalty method was used to apply the replacement cost approach. To apply the relief-from-royalty method, an appropriate royalty rate was determined and applied to the expected sales of products associated with the patents.

    The customer relationships and assembled workforce were valued using the cost approach. Under this approach, the value is calculated based on the costs we avoided through obtaining the relationships and workforce from the acquired party rather than incurring the costs to assemble them independently. Therefore, the fair value of the acquired customer relationships was calculated as the costs which we avoided spending in recreating similar functional customer relationships. Similarly, the assembled workforce was valued by calculating the costs we avoided by obtaining a pre-existing, trained, and fully efficient team rather than incurring the costs to assemble this workforce.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting For Derivative Instruments And Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We will adopt SFAS No. 133 effective June 1, 2001. We do not expect that the adoption of SFAS No. 133 will have a material impact on our financial position, results of operations, or cash flows.

    In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting For Certain Transactions Involving Stock Compensation—An Interpretation Of APB Opinion No. 25." This interpretation provides guidance regarding the application of APB No. 25 to stock compensation involving employees. The adoption of FIN No. 44 was effective July 1, 2000 and did not have a material impact on Liberate's financial position or results of operations.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Prospectively, goodwill is subject to at least an annual assessment for impairment applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. As of May 31, 2001, we had $432.2 million of purchased intangibles recorded on its balance sheet, net of accumulated amortization. Of this balance, approximately $426.1 million related to goodwill and the remainder was comprised of other purchased intangibles, including patents, trademarks, existing technology, customer relationships, and assembled workforce. Upon adoption of SFAS No. 142 on June 1, 2002, we will cease to amortize goodwill, thereby eliminating annual goodwill amortization expense of approximately $217.7 million based on anticipated amortization expense for fiscal 2002. Total amortization expense for goodwill and purchased intangibles for fiscal 2001 was $216.1 million, of which approximately $213.0 million related to goodwill.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement will be effective in fiscal 2004. We have not yet assessed the impact of adopting SFAS No. 143.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    As of May 31, 2001, our investment portfolio includes $324.0 million of U.S. government obligations, commercial paper, and other corporate securities, that may increase or decrease in value if interest rates change prior to maturity. We do not use derivative financial instruments in our investment portfolio. We place our investments only with quality issuers who carry high credit ratings, and by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and seek to preserve our invested funds by limiting the fault risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to typically hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

Foreign Currency

    We transact business in various foreign currencies and, accordingly, are subject to adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material, as the majority of our revenues are earned in U.S. dollars. Operating expenses incurred by our foreign subsidiaries are denominated primarily in European currencies. We do not currently use financial instruments to hedge these operating expenses, but we continue to assess the need to use financial instruments to hedge currency exposures.

    The following is a summary of investments (in thousands):

	As of May 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market	$54,564	$—	$—	$54,564
Commercial paper	135,979	7	(4)	135,982
Government notes and bonds	121,424	510	—	121,934
Corporate notes and bonds	134,092	998	(34)	135,056
Market auction preferreds—taxable	3,875	—	—	3,875
Equity securities	9,900	—	—	9,900

	$459,834	$1,515	$(38)	$461,311

Included in cash and cash equivalents	$125,916	$—	$(4)	$125,912
Included in short-term investments	149,161	151	(8)	149,304
Included in long-term investments	184,757	1,364	(26)	186,095

	$459,834	$1,515	$(38)	$461,311

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Pages 46 through 73 present our consolidated financial statements, including our consolidated balance sheets as of May 31, 2000 and 2001; our consolidated statements of operations and comprehensive loss, consolidated statements of stockholders' equity, and consolidated statements of cash flows for the year ended May 31, 1999, 2000, and 2001; and our notes to consolidated financial statements, together with a report thereon of Arthur Andersen LLP, dated June 21, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning our directors required by this Item is incorporated by reference to the section titled "Proposal No. 1—Election of Directors" in our Proxy Statement for the 2001 Annual Meeting of Stockholders ("2001 Proxy Statement").

    The information concerning our executive officers required by this Item is incorporated by reference to the section titled "Executive Officers" in Item 1 of this Form 10-K.

    The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The response to this Item will be contained in the 2001 Proxy Statement under the heading "Executive Compensation and Related Information" and is incorporated herein by reference.

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this Item will be contained in the 2001 Proxy Statement under the heading "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to this Item will be contained in the 2001 Proxy Statement under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 16, 1997, between Liberate and Navio. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
2.2	Merger Agreement and Plan of Reorganization with SourceSuite LLC, dated January 12, 2000. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-95139).)
2.3	Plan and Agreement of Reorganization with MoreCom, Inc., dated March 27, 2000. (Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 7, 2000).
2.4	Amendment No. 1 to Plan and Agreement of Reorganization with MoreCom, Inc. (Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 7, 2000).
3.1	Amended and Restated Bylaws of Liberate. (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
3.2	Sixth Amended and Restated Certificate of Incorporation of Liberate. (Incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
4.1	Specimen Certificate of Liberate's common stock. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
9.1	Voting Agreement, dated May 12, 1999, among Liberate, Oracle, Comcast Technology, Cox Communications and MediaOne Interactive Services. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
9.2	Amendment to Voting Agreement, dated December 11, 2000. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).
9.3	Irrevocable Trust Agreement between Delphi Asset Management Corporation, United States Trust Company of New York, and US Trust Company of Delaware, effective as of January 23, 2001.
9.4	Standstill Agreement between Liberate, Delphi Asset Management Corporation, US Trust Company of Delaware, and United States Trust Company of New York, entered into as of January 23, 2001.
10.1	Form of Indemnification Agreement entered into between Liberate and its directors and executive officers.*
10.2	Network Computer, Inc. 1996 Stock Option Plan, and form of Option Agreement. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.3	Navio Communications, Inc. 1996 Stock Option Plan and form of Option Agreement. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)

10.4	Navio Communcations, Inc. Non-Qualified Option Plan, and form of Option Agreement. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.5	1999 Equity Incentive Plan. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.6	1999 Employee Stock Purchase Plan. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.7	Employment Agreement between Liberate and Mitchell E. Kertzman, dated October 12, 1998, as amended, and January 5, 2000. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-95139).)*
10.13	OEM License Agreement, dated December 31, 1997, between Liberate and Wind River Systems, as amended. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.14	Technology License Agreement, dated September 8, 1998, between Liberate and Oracle. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333- 78781).)
10.15	Letter Agreement, dated May 16, 1997, among Liberate, Oracle, and Netscape. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No.333-78781).)
10.16	Source Code License Agreement, dated July 9, 1996, between Netscape and TVSoft, as amended. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.17	OEM License Agreement, dated October 17, 1996, between Oracle and Netscape, as amended. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.18	Cooperation Agreement, dated July 1, 1999, between Liberate and Intel, as amended. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.20	Convertible Promissory Note Purchase Agreement, dated November 12, 1997, entered between Liberate and Middlefield Ventures. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.21	Stockholders Agreement, dated August 11, 1997, among Liberate and the investors named therein. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.22	Admission Agreement, dated November 12, 1997, among Liberate and the investors named therein. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.29	Circle Star Lease Agreement for San Carlos office space, dated April 27, 1999. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.31	Tax Allocation and Indemnity Agreement, dated August 17, 1997, between Liberate and Oracle. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)

10.32	Network Computer, Inc. Stock Option Agreement, dated October 15, 1998, with David Roux. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)*
10.33	Network Computer, Inc. Stock Option Agreement, dated October 15, 1998, with Mitchell Kertzman. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333- 78781).)*
10.34	Series E Preferred Stock Purchase Agreement, dated May 12, 1999, among Liberate and the investors names therein. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.35	Stock Purchase Agreement, dated June 30, 1999, among Liberate and Lucent Technologies Inc. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.37	Master Lease Agreement, dated August 2, 1999, with Steelcase Financial Services, Inc. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 13, 1999).
10.38	Irrevocable Letter of Credit dated September 3, 1999 and Standby Letter of Credit Agreement. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 13, 1999).
10.39	Employment letter between Liberate and Coleman Sisson, dated November 5, 1999. (Incorporated by reference to Exhibit 10.39 to the Form 10-Q filed by the Registrant on January 14, 2000).*
10.42	Amendment to Employment Agreement between Liberate and Coleman Sisson, dated February 28, 2000. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 13, 2000).*
10.43	Stock Purchase Agreement dated July 16, 2000, between Cisco Systems, Inc. and Liberate. (Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 28, 2000).
10.44	Employment letter between Liberate and Philip A. Vachon, dated June 30, 2000. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 25, 2000).*
10.45	Employment Retention Agreement between Liberate and Coleman Sisson, dated January 8, 2001. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.46	Employment Retention Agreement between Liberate and David Limp, dated January 9, 2001. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.47	Employment Retention Agreement between Liberate and Donald Fitzpatrick, dated January 3, 2001. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.48	Promissory Note, dated January 8, 2001, for loan extended to Coleman Sisson. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.49	Promissory Note, dated January 3, 2001, for loan extended to David Limp. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*

10.50	Promissory Note, dated April 6, 2001, for loan extended to Don Fitzpatrick. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 13, 2001).*
10.51	Settlement and Mutual Release Agreement between Charitable Way, Inc. and Liberate, entered into as of May 17, 2001.
10.52	Amendment to Employment Agreement between Liberate and Philip A. Vachon, dated November 15, 2000.*
10.53	Form of Executive Officer Option Grant Notice under the 1999 Equity Incentive Plan, effective for grants made on April 12, 2001 and later.*
21.1	Subsidiaries of Liberate.
23.1	Consent of Independent Public Accountants, Arthur Andersen LLP.

    * Management contract or compensatory plan or arrangement.

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

      (b) We did not file any reports on Form 8-K during the fourth quarter of fiscal 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of August, 2001:

LIBERATE TECHNOLOGIES
By:	/s/ MITCHELL E. KERTZMAN Mitchell E. Kertzman Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the 24th day of August, 2001:

Signature	Title

/s/ MITCHELL E. KERTZMAN Mitchell E. Kertzman	Chief Executive Officer and Director (Principal Executive Officer)
/s/ NANCY J. HILKER Nancy J. Hilker	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ DAVID J. ROUX David J. Roux	Chairman of the Board of Directors
/s/ CHARLES N. CORFIELD Charles N. Corfield	Director
/s/ DANA L. EVAN Dana L. Evan	Director
/s/ DR. DAVID C. NAGEL Dr. David C. Nagel	Director

LIBERATE TECHNOLOGIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Liberate Technologies:

    We have audited the accompanying consolidated balance sheets of Liberate Technologies (a Delaware corporation) and subsidiaries as of May 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended May 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberate Technologies and subsidiaries as of May 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States.

    Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements as a whole.

                      /s/ ARTHUR ANDERSEN LLP

San Jose, California
June 21, 2001

LIBERATE TECHNOLOGIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	May 31,
	2000	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,962	$126,989
Short-term investments	176,053	149,161
Accounts receivable, net of allowance for doubtful accounts of $436 in 2000 and $493 in 2001	3,058	11,055
Receivable from affiliate	543	174
Prepaid expenses and other current assets	6,054	8,955

Total current assets	318,670	296,334
PROPERTY AND EQUIPMENT, net	12,759	19,085
OTHER ASSETS:
Restricted cash	8,788	8,788
Long-term investments	121,607	184,757
Purchased intangibles, net	177,482	432,223
Warrants	106,127	83,243
Notes receivable from officers	—	1,534
Other	754	511

Total assets	$746,187	$1,026,475

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,759	$1,699
Accrued payroll and related expenses	4,303	5,083
Accrued liabilities	10,290	13,389
Current portion of capital leases	607	672
Deferred revenues	69,132	54,216

Total current liabilities	86,091	75,059
LONG-TERM LIABILITIES:
Long-term capital leases, net of current portion	1,019	389
Other long-term liabilities	910	1,345

Total liabilities	88,020	76,793

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; Authorized–200,000,000 shares; Outstanding–90,927,732 shares and 104,702,095 shares as of May 31, 2000 and 2001, respectively	909	1,047
Contributed and paid-in-capital	803,400	1,428,110
Warrants	89,770	59,897
Deferred stock compensation	(5,583)	(3,087)
Stockholder notes receivable	(8)	—
Accumulated other comprehensive income	162	636
Accumulated deficit	(230,483)	(536,921)

Total stockholders' equity	658,167	949,682

Total liabilities and stockholders' equity	$746,187	$1,026,475

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years Ended May 31,
	1999	2000	2001
REVENUES:
License and royalty	$5,281	$10,233	$27,781
Service	12,032	17,784	23,928

Total revenues	17,313	28,017	51,709

COST OF REVENUES:
License and royalty	2,279	2,006	1,836
Service	8,247	21,738	29,315

Total cost of revenues	10,526	23,744	31,151

Gross margin	6,787	4,273	20,558

OPERATING EXPENSES:
Research and development	18,171	32,271	51,243
Sales and marketing	11,730	18,740	24,176
General and administrative	3,975	7,837	11,437
Amortization of purchased intangibles	6,084	22,081	216,127
Amortization of warrants	18	10,776	23,209
Amortization of deferred stock compensation	507	2,053	1,884
Acquired in-process research and development	—	1,936	22,425

Total operating expenses	40,485	95,694	350,501

Loss from operations	(33,698)	(91,421)	(329,943)
INTEREST INCOME	80	11,634	30,191
OTHER INCOME (EXPENSE), net	(21)	(847)	(6,171)

Loss before income tax provision (benefit)	(33,639)	(80,634)	(305,923)
INCOME TAX PROVISION (BENEFIT)	(586)	137	515

Net loss	(33,053)	(80,771)	(306,438)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	13	134	474

Comprehensive loss	$(33,040)	$(80,637)	$(305,964)

BASIC NET LOSS PER SHARE	$(56.60)	$(1.14)	$(2.99)

SHARES USED IN COMPUTING BASIC NET LOSS PER SHARE	584	70,988	102,464

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Convertible Preferred Stock
			Common Stock						Accumulated Other Comprehensive Income
					Contributed and Paid-in Capital		Deferred Stock Compensation	Stockholder Notes Receivable		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Warrants
BALANCE, MAY 31, 1998	53,997,646	$540	426,656	$4	$109,990	$—	$—	$(26)	$15	$(116,659)	$(6,136)
Issuance of stock related to stock option exercises	1,541,100	16	807,688	8	2,181	—	—	(322)	—	—	1,883
Issuance of convertible preferred stock, net	10,416,652	104	—	—	47,386	—	—	—	—	—	47,490
Issuance of warrants	—	—	—	—	—	1,522	—	—	—	—	1,522
Deferred stock compensation related to stock options	—	—	—	—	7,086	—	(7,086)	—	—	—	—
Amortization of deferred stock compensation compensation	—	—	—	—	—	—	507	—	—	—	507
Translation gain	—	—	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	—	—	(33,053)	(33,053)

BALANCE, MAY 31, 1999	65,955,398	660	1,234,344	12	166,643	1,522	(6,579)	(348)	28	(149,712)	12,226
Issuance of stock related to stock option exercises and ESPP	233,810	2	2,748,374	28	5,995	—	—	340	—	—	6,365
Conversion of preferred stock to common stock	(66,189,208)	(662)	66,189,208	662	—	—	—	—	—	—	—
Issuance of common stock related to the initial public offering, net	—	—	13,402,100	134	97,703	—	—	—	—	—	97,837
Issuance of common stock related to convertible debt	—	—	843,880	8	4,335	—	—	—	—	—	4,343
Issuance of common stock related to private placement, net	—	—	1,627,604	16	12,484	—	—	—	—	—	12,500
Issuance of common stock related to secondary offering, net	—	—	2,890,000	29	297,181	—	—	—	—	—	297,210
Issuance of common stock related to SourceSuite acquisition	—	—	1,772,000	18	190,528	—	—	—	—	—	190,546
Issuance of warrants	—	—	—	—	—	115,724	—	—	—	—	115,724
Deferred stock compensation related to stock options	—	—	—	—	1,057	—	(1,057)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	2,053	—	—	—	2,053
Issuance of common stock related to warrants exercised	—	—	220,222	2	27,474	(27,476)	—	—	—	—	—
Translation gain	—	—	—	—	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	—	—	—	—	(80,771)	(80,771)

BALANCE, MAY 31, 2000	—	—	90,927,732	909	803,400	89,770	(5,583)	(8)	162	(230,483)	658,167
Issuance of stock related to stock option exercises and ESPP	—	—	2,167,201	22	7,721	—	—	—	—	—	7,743
Issuance of common stock related to private placement, net	—	—	3,963,780	40	99,960	—	—	—	—	—	100,000
Issuance of common stock related to MoreCom acquisition	—	—	7,310,830	73	487,771	—	—	—	—	—	487,844
Reduction of deferred stock compensation related to employee terminations	—	—	—	—	(612)	—	612	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	1,884	—	—	—	1,884
Paydown of note	—	—	—	—	—	—	—	8	—	—	8
Issuance of common stock related to warrants exercised	—	—	332,552	3	29,870	(29,873)	—	—	—	—	—
Translation gain	—	—	—	—	—	—	—	—	474	—	474
Net loss	—	—	—	—	—	—	—	—	—	(306,438)	(306,438)

BALANCE, MAY 31, 2001	—	$—	104,702,095	$1,047	$1,428,110	$59,897	$(3,087)	$—	$636	$(536,921)	$949,682

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended May 31,
	1999	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,053)	$(80,771)	$(306,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased intangibles	6,084	22,081	216,127
Amortization of warrants	18	10,776	23,209
Depreciation and amortization	1,283	2,179	5,457
Write-off of acquired in-process research and development	—	1,936	22,425
Write-offs of equity investments	—	—	5,300
Non-cash compensation expense	507	2,053	1,884
Loss on disposal of property and equipment	—	604	630
Provision for doubtful accounts	(31)	189	57
Changes in operating assets and liabilities, net of acquisition:
Increase in accounts receivable	(297)	(550)	(8,054)
Increase in prepaid expenses and other current assets	(311)	(3,701)	(3,226)
Increase in notes receivable from officers	—	—	(1,534)
(Increase) decrease in other assets	290	(396)	260
Increase (decrease) in accounts payable	188	116	(60)
Increase (decrease) in accounts payable to affiliate	(1,734)	(61)	369
Increase (decrease) in accrued liabilities	4,500	(2,542)	(4,692)
Increase in accrued payroll and related expenses	453	2,055	780
Increase (decrease) in deferred revenues	15,422	28,342	(14,916)
Increase in interest payable	200	—	—
Increase in other long-term liabilities	—	910	435

Net cash used in operating activities	(6,481)	(16,780)	(61,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(19,751)	(379,249)	(488,645)
Proceeds from maturities of investments	—	105,340	458,287
Purchases of property and equipment	(1,635)	(10,936)	(11,532)
Increase in restricted cash	—	(8,788)	—
Cash acquired in MoreCom acquisition	—	—	1,500
Purchase of equity investments	—	(4,000)	(11,200)

Net cash used in investing activities	(21,386)	(297,633)	(51,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secondary public offering, net	—	297,210	—
Proceeds from initial public offering, net	—	97,837	—
Proceeds from private placement, net	—	12,500	100,000
Proceeds from issuance of common stock, net	1,535	6,395	7,751
Principal payments on capital lease obligations	—	(306)	(621)
Repayment of notes payable	(5,000)	(52)	—
Proceeds from issuance of convertible preferred stock, net	47,838	—	—
Proceeds from notes payable	5,000	—	—

Net cash provided by financing activities	49,373	413,584	107,130

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13	134	474

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,519	99,305	(5,973)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,138	33,657	132,962

CASH AND CASH EQUIVALENTS, END OF YEAR	$33,657	$132,962	$126,989

SUPPLEMENTAL NON-CASH ACTIVITIES:
Conversion of debt and accrued interest to equity	$—	$4,343	$—

Deferred stock compensation	$7,086	$1,057	$—

Equipment acquired under capital lease	$—	$1,224	$99

Issuance of stockholder notes receivable	$322	$23	$—

SUPPLEMENTAL CASH ACTIVITIES:
Cash paid for interest	$—	$126	$290

Cash paid for income taxes	$48	$137	$274

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND OPERATIONS OF THE COMPANY

    Liberate Technologies ("Liberate" or "the Company") is a provider of standards-based software platforms for delivering enhanced content and services to television viewers and consumers around the world. The Company began operations in late 1995 as a division of Oracle, developing client and server software for the consumer, enterprise, and educational markets. In April 1996, the Company separately incorporated in Delaware as Network Computer, Inc. ("NCI"). On May 11, 1999, the Company changed its name from NCI to Liberate Technologies.

    We have offices in North America, Europe, and Asia. Our headquarters and primary development offices are located in San Carlos, California. We have development offices in Murray City, Utah; Horsham, Pennsylvania; and London, Ontario, Canada. We also have sales offices in London, England and Tokyo, Japan.

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

Cash and Cash Equivalents, Investments and Restricted Cash

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company's investments are classified as "held-to-maturity" given the Company's intent and ability to hold the investments to maturity. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. As of May 31, 2000 and 2001, short-term investments consisted primarily of commercial paper maturing at various dates.

    The following is a summary of investments (in thousands):

	As of May 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market	$32,509	$—	$—	$32,509
Commercial paper	122,464	—	(48)	122,416
Government notes and bonds	111,462	—	(364)	111,098
Corporate notes and bonds	128,575	—	(502)	128,073
Certificates of deposit	11,000	—	—	11,000
Market auction preferreds-taxable	6,000	—	—	6,000
Equity securities	4,000	—	—	4,000

	$416,010	$—	$(914)	$415,096

Included in cash and cash equivalents	$118,350	$—	$(8)	$118,342
Included in short-term investments	176,053	—	(371)	175,682
Included in long-term investments	121,607	—	(535)	121,072

	$416,010	$—	$(914)	$415,096

	As of May 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market	$54,564	$—	$—	$54,564
Commercial paper	135,979	7	(4)	135,982
Government notes and bonds	121,424	510	—	121,934
Corporate notes and bonds	134,092	998	(34)	135,056
Market auction preferreds-taxable	3,875	—	—	3,875
Equity securities	9,900	—	—	9,900

	$459,834	$1,515	$(38)	$461,311

Included in cash and cash equivalents	$125,916	$—	$(4)	$125,912
Included in short-term investments	149,161	151	(8)	149,304
Included in long-term investments	184,757	1,364	(26)	186,095

	$459,834	$1,515	$(38)	$461,311

    In September 1999, the Company entered into a new facilities operating lease agreement. As part of the agreement, the Company is required to hold a certificate of deposit to secure an irrevocable letter of credit for its security deposit. As of May 31, 2001, the certificate of deposit amounted to $8.8 million and is included in restricted cash in the accompanying consolidated balance sheet.

    The Company launched the Liberate Corporate Venture Fund in November 2000 to promote the development of interactive television and spur the growth of innovative companies. The Venture Fund operates as a business group within Liberate. The Venture Fund's approach is to identify promising privately held companies that are in the mid-to-late stages of financing, have exceptional management teams, and have developed proven technologies. The fund seeks to aid the development of the interactive television industry and give Liberate insight into leading-edge technologies and services in the interactive television industry, while also providing reasonable financial returns. Liberate also expects to develop mutually beneficial commercial relationships with the companies in which it invests.

    In most cases, the Company plans to acquire a minority equity stake by co-investing with top-tier venture funds and does not intend to seek a seat on the portfolio company's board of directors. Typically, the size of any investment will range between 15% and 25% of any given financing event. Given the appropriate opportunity, the Company may choose to invest outside these parameters. As of May 31, 2001, Liberate had invested $15.2 million in its portfolio of companies, then comprised of DIVA Systems, Everypath, ICE, MetaTV, and Two Way TV. In fiscal 2001, the Company wrote down $5.3 million of equity investments that had been permanently impaired, reducing its net equity investments to $9.9 million as of May 31, 2001. The write-down is included in other expense in the accompanying consolidated statement of operations.

Long-Lived Assets

    Liberate reviews long-lived assets, certain identifiable intangibles, and goodwill related to these assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of."

    Liberate reviews assets to be held and used including purchased intangibles whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company measures recoverability of assets by comparing their carrying amount to the future undiscounted cash flows that they are expected to generate. Impairment reflects the amount by which the carrying value of the assets exceeds their fair market value.

    Liberate reports assets that it plans to dispose of, whether through sale or abandonment, at the lower of carrying value or fair market value less cost to sell. There were no plans to sell or abandon any significant assets as of May 31, 2001.

Purchased Intangibles

    Purchased intangibles consist of goodwill, assembled workforce, patents, and trademarks all related to the acquisitions accounted for using the purchase method. Purchased intangibles, including goodwill, are being amortized on a straight-line basis over three years. Liberate believes the carrying value of its purchased intangibles reflects the remaining economic lives of those intangibles as of May 31, 2001. Management will continue to evaluate purchased intangibles, goodwill, and other long-lived assets for recoverability and impairment in accordance with SFAS No. 121. However, upon adoption of SFAS No. 142, "Goodwill and Other Intangibles," the Company will cease to amortize goodwill. See "Recent Accounting Pronouncements" and Note 4.

Concentrations of Credit Risk

    Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. As of May 31, 2000 and 2001, 66% and 62% of accounts receivable were concentrated with three customers, respectively. The Company performs ongoing credit evaluations of its customers' financial conditions, and the risk of loss with respect to its accounts receivable is further mitigated because its customer base is primarily comprised of well-established companies. The Company reserves for credit losses, which have been insignificant to date.

Property and Equipment

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to five years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the improvements using the straight-line method.

Foreign Currency Translation

    The functional currency of the Company's subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in other income (expense).

Software Development Costs

    Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. After considering these factors, Liberate has not capitalized any software development costs to date.

Revenue Recognition

    License and royalty revenues consist principally of fees earned from the licensing of the Company's software, as well as royalty fees earned upon the shipment or activation of products that incorporate the Company's software. Liberate recognizes revenues from software license fees when the licensed product is delivered, collection is probable, the fee for each element of the transaction is fixed and determinable, persuasive evidence of an arrangement exists, and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Portions of the revenue may be deferred in cases where the license arrangement calls for the future delivery of products or services for which the Company does not have vendor-specific objective evidence to allocate a portion of the total fee to the undelivered element. In such cases, revenue is recognized when the undelivered elements are delivered or vendor-specific objective evidence of the undelivered elements becomes available. However, if such undelivered elements consist of services that are essential to the functionality of the software, the Company recognizes license and service revenues using contract accounting. If license arrangements include the rights to unspecified future products, revenue is recognized over the contractual or estimated economic term of the arrangement. Royalty revenues are recognized when reported to the Company, which occurs after shipment or activation of the related products. Prepaid royalties are deferred and recognized when reported.

    Service revenues consist of consulting, maintenance, and other services. The Company generally recognizes consulting and other service revenues, including non-recurring engineering and training revenues, as services are performed. Where consulting services are performed under a fixed-price arrangement, revenues are generally recognized on a percentage-of-completion basis. Maintenance services include both updates and technical support. Maintenance revenues are recognized ratably over the term of the maintenance agreement, and generally range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided. Where software license agreements include a combination of consulting, maintenance, and other services, these separate elements are unbundled from the arrangement based on each element's relative fair value.

Deferred Revenues

    Deferred revenues consist primarily of payments received from customers for prepaid license and royalty fees and prepaid services for undelivered products and services. The timing of the conversion of these deferred revenue balances into income largely depends on when customers choose to deploy products and when services are performed for the customer. Because of this, it is difficult to accurately predict when these deferred revenues will be converted into income. Although the Company has classified all of the deferred revenue balances as current liabilities, a significant portion may be deferred or may not be recognized until subsequent fiscal years.

Comprehensive Income

    Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities that have been previously excluded from net income and reflected instead in equity. The Company has reported the components of comprehensive income on its statement of operations.

Computation of Net Loss Per Share

    Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Potential common shares from the conversion of preferred stock, stock options, and warrants are excluded from the calculation of diluted loss per share because including them would be anti-dilutive. As of May 31, 2000 and 2001, approximately 15,401,376 and 15,119,958 potential shares were not included in the calculation as they would have been anti-dilutive.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting For Derivative Instruments And Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company will adopt SFAS No. 133 effective June 1, 2001. Liberate does not expect that the adoption of SFAS No. 133 will have a material impact on its financial position, results of operations, or cash flows.

    In March 2000, the FASB issued FIN No. 44, "Accounting For Certain Transactions Involving Stock Compensation—An Interpretation Of APB Opinion No. 25." This interpretation provides guidance regarding the application of APB No. 25 to stock compensation involving employees. The adoption of FIN No. 44 was effective July 1, 2000, and did not have a material impact on Liberate's financial position, results of operations, or cash flows.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Prospectively, goodwill is subject to at least an annual assessment for impairment applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. As of May 31, 2001, the Company had $432.2 million of purchased intangibles recorded on its balance sheet, net of accumulated amortization. Of this balance, approximately $426.1 million related to goodwill, and the remainder was comprised of other purchased intangibles, including patents, trademarks, existing technology, customer relationships, and assembled workforce. Upon adoption of SFAS No. 142 on June 1, 2002, Liberate will cease to amortize goodwill, thereby eliminating annual goodwill amortization expense of approximately $217.7 million based on anticipated amortization expense for fiscal 2002. Total amortization expense for goodwill and purchased intangibles for fiscal 2001 was $216.1 million, of which approximately $213.0 million related to goodwill.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement will be effective in fiscal 2004. Management has not yet assessed the impact of adopting SFAS No. 143.

3.  SEGMENT REPORTING

    Liberate operates solely in one segment—providing software and services to network operators and a broad range of consumer devices, primarily cable and satellite set-top boxes. As of May 31, 1999, 2000, and 2001, the Company's long-term assets are located primarily in the United States. The Company's revenues by region are as follows (in thousands):

	Years Ended May 31,
	1999	2000	2001
Europe	$3,212	$8,296	$26,604
North America	9,129	14,709	19,810
Asia	4,972	5,012	5,295

Consolidated	$17,313	$28,017	$51,709

    International revenues consist of sales to customers outside of the United States. Revenues are assigned to specific countries based on the origin of the sales contract. For fiscal 1999, 2000, and 2001, North America revenues included United-States-based revenues of $8.5 million, $13.2 million, and $16.6 million, respectively. In addition, for fiscal 1999, 2000, and 2001, Europe revenues included

United-Kingdom-based revenues of $2.5 million, $7.1 million, and $21.2 million, respectively. During the years ended May 31, 1999, 2000, and 2001, international revenues were 51%, 53%, and 68% of total revenues, respectively.

    The percentage of sales to significant customers was as follows:

	Years Ended May 31,
	1999	2000	2001
Customer A	15%	21%	21%
Customer B	*	*	19%
Customer C	23%	15%	*
  *
  Less than 10%

4.  ACQUISITIONS

Navio

    Effective August 11, 1997, the Company acquired Navio. In connection with the acquisition, the Company issued 17,441,322 shares of Series B and C convertible preferred stock and stock options to acquire 6,315,780 shares of Series C convertible preferred stock in exchange for all of the outstanding common stock, preferred stock, and options to purchase shares of Navio common stock. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Navio have been included in the consolidated financial statements commencing on the date of acquisition. The fair market value of the equity securities issued in the acquisition was $77.1 million and the total purchase price was $77.7 million.

    In connection with the acquisition, for up to 60 days after the closing date, certain former common stockholders of Navio had the right to put to Oracle up to 50% of the preferred shares they received, and shares issuable under stock options assumed by the Company in the acquisition, for a price of $3.35 per share. A total of 3,818,496 shares of Series C convertible preferred stock for $12.8 million in proceeds were put to Oracle under this arrangement.

    Oracle held a call option to purchase all of the Series B and Series C convertible preferred stock at a to-be-determined buy-out price, determined as follows: (1) if exercised prior to December 31, 1999, the price would be 120% of the per share price determined by an independent third-party valuation of the Company's shares, or (2) if exercised after December 31, 1999, the per share price determined by an independent third-party valuation of the Company's shares. The call option terminated upon the Company's IPO.

SourceSuite LLC

    In March 2000, the Company acquired the VirtualModem assets of SourceSuite in exchange for 1,772,000 shares of the Company's common stock. The acquisition was accounted for as a purchase and, accordingly, the results of operations of SourceSuite have been included in the consolidated financial statements commencing on the date of acquisition. The fair market value of the equity securities issued in the acquisition was $190.5 million and the total purchase price was $194.3 million.

    The Company wrote off $1.9 million of acquired in-process research and development that, based on a third-party appraisal, had not reached technological feasibility and had no alternative future use. Purchased intangibles of $192.0 million were recorded and are being amortized on a straight-line basis over an estimated useful life of three years. Purchased intangibles are comprised of approximately $6.5 million in existing technology, trademarks, and assembled workforce. The remaining balance is comprised of goodwill, which represents the purchase price in excess of identified tangible and intangible assets. Amortization expense related to this transaction was $16.0 million for fiscal 2000 and $64.0 million for fiscal 2001. Accumulated amortization was $80.0 million as of May 31, 2001.

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

    In connection with the acquisition, net assets acquired were as follows (in thousands):

Goodwill	$185,493
Other purchased intangibles, including in-process technology	8,400
Property, plant and equipment and other non-current assets	421
Receivables and other current assets	167
Current liabilities assumed	(149)

Net assets acquired	$194,332

    The following table presents (in thousands, except per share data) the unaudited pro forma results assuming that the Company had merged with SourceSuite at the beginning of fiscal 1999. Net income has been adjusted to exclude the write-off of acquired in-process research and development of $1.9 million and includes amortization of purchased intangibles of $64.0 million for each of the years ended May 31, 1999 and 2000. This information may not necessarily indicate the future combined results of operations of the Company.

	Years Ended May 31,
	1999	2000
Revenues	$17,313	$28,017
Net loss	$(101,944)	$(129,607)
Basic net loss per share	$(43.27)	$(1.83)

MoreCom

    In June 2000, the Company acquired MoreCom. In connection with the acquisition, the Company issued 7,310,830 shares of common stock in exchange for all of the outstanding stock of MoreCom and assumed all of MoreCom's stock options. The acquisition was accounted for as a purchase. The fair market value of the equity securities issued in the acquisition was approximately $459.0 million, and the purchase price was $495.1 million.

    The Company wrote off $22.4 million of acquired in-process research and development that, based on a third-party appraisal, had not reached technological feasibility and had no alternative future use. Purchased intangibles of $470.9 million were recorded and are being amortized on a straight-line basis over an estimated useful life of three years. Purchased intangibles are comprised of approximately $2.9 million of patents, customer relationships, and assembled workforce. The remaining balance is comprised of goodwill, which represents the purchase price in excess of identified tangible and intangible assets. Amortization expense related to this transaction was $150.6 million for fiscal 2001.

    The value of MoreCom's in-process research and development was determined primarily on the basis of the income approach. Under this approach, the fair value of the in-process research and development reflects the present value of the projected free cash flows that will be generated by the in-process research and development projects and that is attributable to the acquired technology, if successfully completed. The income approach focuses on the income producing capability of the acquired technology, and best represents the present value of the future economic benefits expected to be derived from them, and therefore, the fair value of the acquired technology. The projected revenues used in the income approach are based upon the revenues likely to be generated upon the completion of the projects and the beginning of commercial sales, as estimated by management. The projections assume that the products will be successful and that the products' development and commercialization meet management's current time schedule. In arriving at the appropriate discount rates, the implied rate of the transaction and the weighted average cost of capital were considered. The discount rate applicable to the in-process project reflects the risks inherent in each project. An overall after-tax discount rate of 20% was applied to the project's cash flows. The required returns of other assets were deducted from the incremental cash flows generated by the projects shown in the in-process research and development model to determine the incremental cash flows specifically attributable to the in-process research and development project.

    The value of MoreCom's patents was developed primarily on the basis of the replacement cost approach. Under this method, the fair value of an asset is equal to the cost to replace the functionality of the asset. In the case of patents, the replacement cost of the asset is equal to the royalty that would have to be paid for the right to use the patents if they were not acquired by the Company. Because the Company acquired the patents, they were relieved from making royalty payments. As such, a relief-from-royalty method was used to apply the replacement cost approach. To apply the relief-from-royalty method, an appropriate royalty rate was determined and applied to the expected sales of products associated with the patents.

    The customer relationships and assembled workforce were valued using the cost approach. Under this approach, the value is calculated based on the costs the Company avoided through obtaining the relationships and workforce from the acquired party rather than incurring the costs to assemble them independently. Therefore, the fair value of the acquired customer relationships was calculated as the costs which the Company avoided spending in recreating similar functional customer relationships. Similarly, the assembled workforce was valued by calculating the costs Liberate avoided by obtaining a pre-existing, trained, and fully efficient team rather than incurring the costs to assemble this workforce.

    In connection with the acquisition, net assets acquired were as follows (in thousands):

Goodwill	$467,970
Other purchased intangibles, including in-process technology	25,324
Property, plant and equipment and other non-current assets	842
Cash, receivables and other current assets	1,500
Current liabilities assumed	(550)

Net assets acquired	$495,086

    The following table presents (in thousands, except per share data) the unaudited pro forma results assuming that the Company had merged with MoreCom at the beginning of fiscal 2000. Net income has been adjusted to exclude the write-off of acquired in-process research and development of $22.4 million and includes amortization of purchased intangibles of $157.2 million for each of the years ended May 31, 2000 and May 31, 2001. This information does not necessarily indicate future combined results of operations.

	Years Ended May 31,
	2000	2001
Revenues	$28,017	$51,709
Net loss	$(243,080)	$(316,569)
Basic net loss per share	$(3.42)	$(3.09)

5.  PROPERTY AND EQUIPMENT

    As of May 31, 2000 and 2001, property and equipment consisted of the following (in thousands):

	As of May 31,
	2000	2001
Computer equipment	$6,216	$11,961
Leasehold improvements	6,074	8,131
Furniture and equipment	3,526	5,190
Software	1,446	3,516

	17,262	28,798
Less: Accumulated depreciation and amortization	(4,503)	(9,713)

	$12,759	$19,085

6.  COMMITMENTS AND CONTINGENCIES

Operating Leases

    The Company has various operating leases that expire at various dates through fiscal 2010. Future minimum lease payments relating to these agreements as of May 31, 2001, are as follows (in thousands):

Year ending May 31,
2002	$6,729
2003	6,784
2004	6,706
2005	6,775
2006	6,971
Thereafter	27,008

$60,973

    Rent expense, without the effect of sublease income, under the Company's operating leases for the years ended May 31, 1999, 2000, and 2001 was $2.3 million, $4.7 million, and $7.9 million, respectively. As of May 31, 2001, the Company had commitments by various sub-tenants of $774,000 that will be used to offset rent expense in future periods. The related sublease agreements expire on various dates through October 2001. Payments received from the sub-tenants of $1.1 million for fiscal 2000 and $4.9 million in 2001, have been offset against rent expense in the consolidated statements of operations to the extent that an equal amount of expense was recognized. The excess rent income, if any, was recorded in other income and expense. In May 2001, the Company entered into a settlement and mutual release agreement with one of its sub-tenants to accelerate the expiration of the sub-tenant's sublease from September 2002 to October 2001 in exchange for prepaid rent of $600,000 from the sub-tenant that will be applied over the remaining lease term.

    In September 1999, the Company entered into a facilities lease agreement. As part of the agreement, the Company is required to hold a certificate of deposit to secure an Irrevocable Letter of Credit for its security deposit. As of May 31, 2001, the certificate of deposit amounted to $8.8 million and is included in restricted cash in the accompanying consolidated balance sheet.

Capital Lease

    In August 1999, the Company entered into a Master Equipment Lease to finance office furniture and equipment. In October 2000, the Company purchased equipment valued at $100,000 under this master lease, bringing the total assets acquired under this lease to $2.0 million. As of May 31, 2001, accumulated depreciation for these assets was $956,000.

    The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the future minimum lease payments as of May 31, 2001 (in thousands):

Year ending May 31,
2002	$786
2003	367
2004	10

Total minimum lease payments	1,163
Less: Amount representing interest	(102)

Present value of future minimum lease payments	1,061
Less: Current portion	(672)

Long-term portion	$389

Motorola

    In April 1999, the Company entered into a Manufacturer's Representative Agreement and a Development Agreement with Motorola (which acquired General Instrument in January, 2000). Under the Development Agreement, the Company committed to pay Motorola $10.0 million in development fees for certain services to be performed by Motorola. These fees are being paid out over a three-year period. The Company expensed $3.6 million for each of fiscal 2000 and 2001. Under the Manufacturer's Representative Agreement, the Company agreed to pay to Motorola a "commission" on all Motorola terminals deployed by network operators with the Company's products on them. However, the commissions become effective only after specific sales thresholds are met. In connection with this commission, Motorola has committed to the Company that certain volumes of Motorola devices will be sold. After the three-year period is over, Motorola may be required to pay the Company for any shortfall of terminal sales below committed volume levels.

Sun Microsystems

    In May 1999, the Company entered into a Technology License and Distribution Agreement (the "Agreement") with Sun Microsystems ("Sun") to transfer its NC Navigator and NC Administration Server software to Sun, while retaining the right to ship, support, and maintain these products for existing customers using this technology. During fiscal 2000, the Company and Sun amended the Agreement. The amendment called for the Company to pay certain minimum royalties and support fees in exchange for the right to certain Sun technology and to maintain the status as a preferred vendor of Sun. Minimum guaranteed royalties and support fees of approximately $3.8 million were to be paid to Sun through the period ended December 31, 2004. During fiscal 2001, the Company further amended its Technology License and Distribution Agreement with Sun Microsystems. The new agreement eliminated the guaranteed royalties and support fees of $3.8 million. In exchange for the elimination of the guarantees, the Company prepaid $1.4 million in royalties and support to Sun Microsystems. Royalty and support expenses under these agreements were $250,000 for fiscal 1999, $583,000 for fiscal 2000, and $623,000 for fiscal 2001.

Other Commitments

    As of May 31, 2001, the Company had commitments, under a binding Letter of Understanding, for up to $5.0 million related to potential future marketing activities. These amounts will be expensed when and if incurred.

Legal Matters

    Beginning May 16, 2001, seven class-action lawsuits seeking monetary damages were filed in the Southern District of New York against several of the firms that underwrote Liberate's IPO, naming Liberate, its CEO Mitchell Kertzman, and its CFO Nancy Hilker as co-defendants ("the Liberate defendants"). The plaintiffs allege that the underwriters received excessive and improper commissions that were not disclosed in Liberate's prospectus. The Company believes that these cases are likely to be consolidated. A large number of companies have been named in similar suits relating to allegedly improper underwriting practices. The Company will be seeking to have the claims against the Liberate defendants dismissed, and, while litigation is by its nature uncertain, the Company does not believe that the cases create any material exposure for Liberate.

    As part of Liberate's acquisition of the VirtualModem software products and related assets and technology of SourceSuite described in Note 4, the Company acquired certain patents that were the subject of a patent infringement lawsuit. This lawsuit was initially brought by Interactive Channel Technologies and SMI Holdings, affiliated companies of SourceSuite, against Worldgate Communications in May 1998 in the U.S. District Court for the State of Delaware. The patent infringement claims have been assigned to Liberate as a result of its merger with SourceSuite. In June 1998, Worldgate filed a counterclaim against the plaintiffs and Source Media, a shareholder of SourceSuite, alleging among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. Following discovery and briefing of the patent claim construction issues, the parties have entered into settlement negotiations covering both Liberate's patent infringement claims against Worldgate and Worldgate's cross-complaint against Interactive Channel, SMI Holdings, and Source Media. On March 26, 2001, the U.S. District Court for the State of Delaware ruled that the parties have entered into a settlement agreement under which each side dismissed its claims against the other.

7.  CONVERTIBLE PREFERRED STOCK

    Since inception, Liberate has issued 66,189,208 shares of preferred stock. All outstanding shares of preferred stock were converted into shares of common stock in connection with the Company's IPO in July 1999. Additionally, all outstanding warrants to purchase preferred stock were converted to warrants to purchase common stock. Upon closing of the IPO, Liberate authorized 20,000,000 shares of undesignated preferred stock for future issuance. As of May 31, 2000 and 2001, there were no shares of preferred stock outstanding.

8.  COMMON STOCK

    The Company has authorized 200,000,000 shares of common stock. As of May 31, 2001, the Company has reserved the following shares of authorized, but unissued shares of common stock for future issuance:

Employee stock purchase plan	2,777,582
Warrants	3,883,328
Stock options	17,080,707

23,741,617

Warrant Agreements

    In fiscal 1999, Liberate entered into letter agreements with several network operators whereby the Company agreed to issue warrants to purchase up to 4,599,992 shares of the Company's common stock, that can be earned and exercised if those network operators satisfy certain milestones within specific time frames. As of May 31, 2001, 552,774 warrants had been exercised, 163,890 warrants had expired before they were earned, and 3,883,328 warrants remain available for future issue. The value of the warrants is estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the warrants will continue to be revalued in situations where they are granted prior to the establishment of a performance commitment. The value of the warrants was recorded primarily as a non-current asset on the accompanying consolidated balance sheets and is being amortized over the estimated economic life of the arrangements with the network operators.

    As of May 31, 2001, these network operators had earned warrants to purchase up to 2,336,660 shares of the Company's common stock, of which warrants to purchase 552,774 shares had been exercised and 1,783,886 shares remain outstanding. The value of these warrants at the time they were earned, based on the Black-Scholes pricing model, was $117.2 million. As of May 31, 2001, accumulated amortization for the warrants was $34.0 million. If the remaining warrants are earned, Liberate may be required to record additional significant non-cash accounting expenses.

Stock Splits

    In May 1999, the Company's Board of Directors approved a one-for-six reverse stock split of the Company's outstanding shares of common and preferred stock that was declared effective on July 26, 1999. All share and per share information included in the accompanying consolidated financial statements and notes have been adjusted retroactively to reflect this reverse stock split.

    In December 1999, the Company announced a two-for-one stock split in the form of a stock dividend that was declared effective January 14, 2000. At the effective date of the stock split, the number of shares of Liberate's common stock outstanding increased to approximately 83,600,000 shares. All share and per share information included in the accompanying consolidated financial statements and notes have been adjusted retroactively to reflect this split.

Initial Public Offering

    In July 1999, Liberate sold 12,500,000 shares of common stock at $8 per share in connection with its IPO. Liberate sold an additional 902,100 shares of common stock at $8 per share related to the exercise of the underwriters' over-allotment. The total aggregate proceeds from these transactions were $107.2 million. Underwriters' discounts and other related costs were $9.4 million, resulting in net proceeds of $97.8 million.

Private Placement with Lucent Technologies

    In June 1999, the Company entered into a stock purchase agreement with Lucent Technologies under which, contingent upon and immediately following consummation of the sale of shares in the IPO, Lucent agreed to invest $12.5 million in a private placement of shares of the Company's common stock at a price per share equal to 96% of the IPO price.

Secondary Offering

    In February 2000, Liberate completed a secondary public offering in which it sold 2,890,000 shares of common stock at $108 per share. Proceeds from this transaction were $312.1 million. Underwriters' discounts and other related costs were $14.9 million, resulting in net proceeds of $297.2 million.

Private Placement with Cisco Systems

    In July 2000, the Company issued 3,963,780 unregistered shares of common stock to Cisco Systems, resulting in cash proceeds of $100.0 million.

9.  STOCK PLANS

1996 Stock Option Plan

    In October 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, provides for the grant of both incentive and non-qualified stock options to employees, consultants, and directors for the purchase of up to 11,666,666 shares of Series A common stock. Incentive stock options may be granted only to employees.

    The exercise price of incentive stock options cannot be less than the fair market value of the common stock on the grant date, as determined by the Board of Directors. The exercise price of non-qualified options may not be less than 85% of the fair market value on the grant date. The term of the incentive and non-qualified stock options is generally ten years from the date of grant or a shorter term as provided in the option agreement. Options generally vest over three to four years.

1999 Equity Incentive Plan

    In May 1999, the Board of Directors adopted, and the stockholders approved, the Company's 1999 Equity Incentive Plan (the "1999 Plan"). The types of awards that may be made under the 1999 Plan are options to purchase shares of common stock, stock appreciation rights, restricted shares, and stock units. Any shares not yet issued under the 1996 Plan as of the date of the Company's IPO were available for grant under the 1999 Plan, or 3,051,498 shares, plus, commencing on June 1, 2000, annual increases equal to the lesser of 6,000,000 shares or 5% of the outstanding common shares on such date. The exercise price for all incentive stock options and nonstatutory stock options may not be less than 100% or 85%, respectively, of the fair market value of the Company's common stock on the date of grant. The options generally vest over three to four years and have a term of ten years.

    Stock option activity under the 1996 Plan and the 1999 Plan is summarized below:

	Options Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balance at May 31, 1998	1,711,966	2,861,410	$1.40
Authorized	6,666,666	—	—
Granted	(4,303,458)	4,303,458	$3.21
Exercised	—	(356,300)	$1.08
Cancelled	655,612	(655,612)	$1.70

Balance at May 31, 1999	4,730,786	6,152,956	$2.65
Granted	(4,043,785)	4,043,785	$37.76
Exercised	—	(1,226,194)	$1.95
Cancelled—1996 Plan	60,752	(738,108)	$3.29
Cancelled—1999 Plan	12,000	(12,000)	$77.29

Balance at May 31, 2000	759,753	8,220,439	$19.86
Authorized	4,546,386	—	—
Granted	(4,928,318)	4,928,318	$20.06
Exercised	—	(951,961)	$3.01
Cancelled—1996 Plan	—	(685,934)	$3.81
Cancelled—1999 Plan	3,202,922	(3,202,922)	$46.40

Balance at May 31, 2001	3,580,743	8,307,940	$12.98

    Additionally, on October 15, 1998, the Company issued non-qualified stock options outside of the Plan to an executive officer and to an outside director for the purchase of 4,999,998 shares of the Company's common stock at a price of $2.55 per share. During the years ended May 31, 1999, 2000, and 2001, options to purchase 451,388 shares, 326,387 shares, and 530,000 shares were exercised. As of May 31, 2001, options to purchase 3,692,223 shares were still outstanding, of which 2,129,723 shares were vested. The options vest over four years and have a term of ten years.

Navio Stock Option Plan

    In connection with the Company's acquisition of Navio, each outstanding option to purchase shares of Navio common stock was automatically converted into an option to purchase convertible preferred stock of the Company based upon the conversion ratio.

    Options assumed are immediately exercisable and the shares of stock issued upon exercise that are unvested are subject to repurchase, at the original purchase price, by the Company upon the termination of the optionholders' service. The Company's repurchase right generally expires at the rate of 25% of the original grant 12 months after the date of grant or employment and 75% in equal monthly increments over the following 36 months. During the years ended May 31, 2000 and 2001, the Company exercised its right to repurchase 6,218 and 17,345 shares, respectively.

    As of May 31, 2001, the Navio plan had 488,604 options outstanding at a weighted average exercise price of $0.64 per share, of which 452,562 options were vested. Also as of May 31, 2001, an additional 966 vested options were outstanding, specifically for Navio vendors, at a weighted average exercise price of $0.18 per share. The Navio plan was terminated upon assumption by the Company and no further options have been granted under the Navio plan. During the years ended May 31, 1999, 2000, and 2001, Navio options to purchase 1,518,010 shares, 1,095,101 shares, and 339,461 shares were exercised. Also during the years ended May 31, 1999, 2000 and 2001, Navio vendor options to purchase 40,528 shares, 49,756 shares, and 3,576 shares were exercised.

MoreCom Stock Option Plans

    In connection with the acquisition of MoreCom, the Company assumed MoreCom's 1998 Stock Option Plan and the 2000 Equity Incentive Plan ("MoreCom Plans"). Options granted under the MoreCom Plans generally have a term of ten years and vest over a four-year period. Options to purchase a total of 1,169,180 shares of the Company's common stock were assumed in connection with the acquisition of MoreCom, of which options to purchase 93,032 shares were exercised during the year ended May 31, 2001. As of May 31, 2001, the MoreCom Plan had 1,010,229 options outstanding at a weighted average exercise price of $11.79 per share, of which 466,963 options were vested. The MoreCom Plans were terminated upon assumption by the Company and no further options will be granted under them.

Stock Option Exchange Program

    On March 23, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees had the opportunity to cancel outstanding stock options previously granted to them under the Liberate Technologies 1999 Equity Incentive Plan in exchange for an equal number of new options to be granted at a future date, at least six months and a day from the cancellation date, which was May 4, 2001. A total of 2,383,898 options were cancelled in connection with the option exchange. The exercise price of the new options will be equal to the fair market value of the Company's common stock at the date of the new grant. Members of the Company's Board of Directors and executive officers were not eligible to participate in the program.

Stock-Based Compensation

    The Company accounts for outstanding stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), as allowed by SFAS No. 123. In accordance with APB No. 25, no compensation expense has been recognized related to options granted to employees except as discussed below in "Deferred Stock Compensation," as all employee options were granted with an exercise price equal to the fair market value of the underlying stock. If compensation cost had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss would have been as follows (in thousands):

	Years Ended May 31,
	1999	2000	2001
Net loss—as reported	$(33,053)	$(80,771)	$(306,438)

Net loss—pro forma	$(36,446)	$(112,632)	$(357,018)

    Pursuant to the provisions of SFAS No. 123, the fair value of options granted and ESPP shares issued was estimated on the grant date using the Black-Scholes option pricing model and the following weighted average assumptions:

	Options			ESPP
	Year ended May 31,			Year ended May 31,
	1999	2000	2001	2000	2001
Risk-free interest rate	4.75%	6.09%	6.03%	6.18%	5.00%
Average expected life of options granted and ESPP shares issued	3.97 years	4.62 years	6.00 years	0.67 years	0.50 years
Dividend yield	0%	0%	0%	0%	0%
Volatility of common stock	70%	146%	125%	144%	116%
Weighted average fair value of options granted and ESPP shares issued	$4.32	$35.36	$17.84	$6.10	$11.26

    A summary of all outstanding options, including those assumed in connection with the Navio and MoreCom acquisitions and the stock options issued outside of the Plans, to purchase common stock as of May 31, 2001 is as follows:

		Options Outstanding
					Options Exercisable
			Weighted Average Remaining Contractual Life
Range of Exercise Price		Number Outstanding as of May 31, 2001		Weighted Average Exercise Price	Number Exercisable as of May 31, 2001	Weighted Average Exercise Price
$0.18	$2.85	6,085,170	7.09	$2.21	3,785,079	$2.08
$3.07	$4.80	2,494,112	7.96	$4.14	1,121,163	$4.17
$5.34	$23.00	2,227,091	9.09	$2.04	405,942	$8.12
$23.06	$32.44	2,530,917	8.92	$25.86	584,167	$26.77
$33.00	$122.80	162,672	8.74	$82.84	64,125	$82.18

		13,499,962	7.94	$9.59	5,960,476	$6.16

Deferred Stock Compensation

    In connection with the grant of certain stock options to employees in fiscal 1999 and 2000, the Company recorded deferred compensation of $7.1 million and $1.6 million, respectively, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity. Liberate expensed $507,000, $2.1 million, and $1.9 million for fiscal 1999, 2000, and 2001, respectively, and will expense the balance ratably over the period the options vest (generally four years). Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an optionholder's services.

    Amortization of deferred stock compensation is shown as a separate line item in the accompanying consolidated statements of operations. Amortization of deferred stock compensation includes amounts related to the following categories (in thousands):

	Years ended May 31,
	1999	2000	2001
Cost of service revenues	$118	$251	$248
Research and development	208	1,023	930
Sales and marketing	119	457	426
General and administrative	62	322	280

	$507	$2,053	$1,884

1999 Employee Stock Purchase Plan

    In May 1999, the Board of Directors adopted, and the stockholders approved, the Company's 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"). A total of 1,666,666 shares of common stock were reserved for issuance under the 1999 Purchase Plan, plus, commencing on June 1, 2000, annual increases equal to the lesser of 1,666,666 shares, 2% of the outstanding common shares on such date, or a lesser amount determined by the Board of Directors. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of base cash compensation. Each participant may purchase up to 1,500 shares on any purchase date. Each offering period will have a maximum duration of 6 months. However, the first offering period commenced on the effective date of the IPO and ended on March 31, 2000. The price at which the common stock may be purchased is 85% of the lower of the fair market value of the Company's common stock on the date immediately before the first day of the applicable offering period or on the last day of the respective purchase period. As of May 31, 2001, 3,333,332 shares of common stock had been reserved under the Plan, of which 2,777,582 shares remained available for issuance. Employees purchased 289,234 and 266,516 shares in fiscal 2000 and 2001, respectively.

10.  INCOME TAXES

    The Company entered into a tax sharing agreement with Oracle that was effective August 12, 1997. Under the terms of the agreement, the Company is responsible for its share of Oracle's consolidated tax liability, computed as if the Company had filed a separate return. Further, if the Company would otherwise have had no tax due on a separate return basis and the inclusion of the Company's tax operating losses reduced Oracle's consolidated tax liability, Oracle would pay to the Company the tax savings generated by including the Company in its consolidated tax return. Subsequent to the acquisition of Navio on August 12, 1997, the Company is no longer included in Oracle's consolidated Federal Tax Returns. For the year ended May 31, 1999, Oracle realized state and local tax savings of approximately $781,000. This amount is reflected as a benefit in the accompanying statement of operations. After the Company's IPO, the Company is no longer included in Oracle's combined state filings.

    Income taxes have been calculated on a separate company basis pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended May 31,
	1999	2000	2001
Current:
Federal	$—	$—	$—
State	(781)	—	72
Foreign	195	137	443

Total provision (benefit)	$(586)	$137	$515

    The provision (benefit) for income taxes differs from the amounts that would result by applying the applicable statutory Federal income tax rate to income before taxes as follows (in thousands):

	Years Ended May 31,
	1999	2000	2001
Benefit at Federal statutory rate	$(11,774)	$(28,222)	$(107,073)
State income taxes, net of Federal benefit	(1,917)	(4,596)	(17,438)
Change in valuation allowance	10,926	22,537	31,691
Tax credits	—	(580)	(4,269)
Non-deductible write-off of in-process research and development	—	788	9,127
Non-deductible goodwill amortization	2,129	8,987	87,963
Stock compensation	—	835	767
Other	50	388	(253)

Total provision (benefit)	$(586)	$137	$515

    Components of the net deferred tax asset are as follows (in thousands):

	Years Ended May 31,
	2000	2001
Net operating losses	$7,788	$86,716
Temporary differences	34,676	41,983
Tax credits	2,491	10,587

Total deferred tax asset	44,955	139,286
Valuation allowance	(44,955)	(139,286)

Total net deferred tax asset	$—	$—

    A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including limited operating history of the Company, the lack of profitability to date and the uncertainty over future operating profitability. As of May 31, 2001, approximately $62.6 million of the valuation allowance relates to benefits of stock option deductions, which, if recognized, will be allocated directly to stockholders' equity.

    As of May 31, 2001, the Company had federal and state net operating loss carryforwards of $247.8 million and $67.1 million, respectively, and tax credits totaling $10.6 million. The federal and state net operating loss carryforwards expire at various dates between 2005 and 2021. The tax credits expire at various dates between 2011 and 2021. Under current tax law, net operating loss carryforwards available to offset future operating income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

11.  RELATED PARTY TRANSACTIONS

Transactions with Oracle

    In December 1995, the Company began operations as a division of Oracle. As of May 31, 2001, Oracle owned 32% of the outstanding common stock of the Company.

    In August 1997, in connection with the acquisition of Navio, the Company entered into a put/call and voting agreement with Oracle and former Navio stockholders, including Netscape. Among other things, this agreement granted the former Navio stockholders the right, for a period of 60 days following the closing of the acquisition, to compel Oracle to purchase up to 50% of the shares received by them in the acquisition or 50% of the shares issuable under stock options assumed by the Company in the acquisition. As a result of the exercise of these put rights, Oracle purchased a total of 3,818,496 shares of the Company's Series C preferred stock. Oracle subsequently converted these shares into shares of the Series C-1 preferred stock. The shares of preferred stock converted into an equal number of shares of common stock upon the closing of the Company's IPO.

    The Company previously leased office space in Redwood Shores, California from Oracle under a lease that provided for monthly payments of $124,000. The Company terminated the lease in September 1999. The Company also previously leased furniture and equipment for the Redwood Shores office from Oracle under a lease entered into in September 1997, as amended, that obligated the Company to make monthly payments to Oracle of $57,000. In addition, the Company previously contracted for Oracle to perform maintenance and repair services at the Redwood Shores office. The furniture and equipment lease and the maintenance and repair services agreement were terminated simultaneously with the office lease.

    The Company previously leased office space in Salt Lake City, Utah from Oracle under a lease that provided for monthly payments of $4,000. The lease terminated in February 2000. The Company also leased furniture and equipment for the Salt Lake City office from Oracle under a furniture lease signed with Oracle in March 1999 that provided for monthly payments of $750.

    The Company previously leased office space in London, England from Oracle under a lease that provided for monthly payments of $4,200. The lease terminated in October 2000, however, the Company continued to lease this space on a month-to-month basis through December 2000.

    During the fourth quarter of fiscal 1999, the Company entered into a lease for the office space in San Carlos, California. In connection with entering into this lease, Oracle provided a $10.0 million guaranty to the landlord. The guaranty was terminated after the closing of the Company's IPO in July 1999.

    The Company entered into a Technical Support Services Agreement dated August 12, 1998 with Oracle. The Technical Support Services Agreement describes the terms under which Oracle may provide technical support services for Oracle products when licensed by the Company or its distributors and the Company's products licensed by the Company, Oracle, or either of their distributors.

    The Company entered into a Technology License Agreement with Oracle in September 1998. Pursuant to the Technology License Agreement, Oracle may promote, market and distribute sublicenses of the Company's products through its worldwide distribution channels for a period of three years.

    During fiscal 1999 and fiscal 2000, the Company paid $243,000 and $107,000, respectively, to Oracle Japan for commissions related to the license of software. There were no payments made in fiscal 2001 for commissions. Oracle paid Liberate royalties of $371,000 in fiscal 1999, $147,000 in fiscal 2000, and $239,000 in fiscal 2001.

    For each of the fiscal years 1999 and 2000, revenues from related parties of $156,000 and $293,000, respectively, represented 1% of the Company's total revenues. For fiscal 2001, revenues from related parties of $197,000 represented less than 1% of the Company's total revenues.

Transactions with Officers

    In January 2001, Liberate extended loans in exchange for promissory notes from Coleman Sisson, the Company's President and Chief Operating Officer, and David Limp, the Company's Executive Vice President and Chief Strategy Officer. In April 2001, Liberate extended a loan in exchange for a promissory note from Donald Fitzpatrick, The Company's Executive Vice President, Sales and Service. Each loan is in the amount of $500,000 at 5.9% compounded annually and is due and payable two years from issuance.

    In January 2001, the Company also entered into employee retention agreements with Mr. Sisson, Mr. Fitzpatrick, and Mr. Limp. Each retention agreement provides approximately $820,000 to the employee over the next two years of continued service.

12.  THIRD-PARTY FINANCING AGREEMENTS

    On November 12, 1997, the Company entered into a Convertible Promissory Note Purchase and Cooperation Agreement (the "Agreement") with a third-party investor (the "Investor"). The Agreement was for the sale of up to three $4.0 million Convertible Promissory Notes ("the Notes") that are convertible into Series D convertible preferred stock. During the year ended May 31, 1998, the Company sold the first Note of $4.0 million. These Notes automatically converted on the consummation of the Company's IPO. As of May 31, 2001, no further activity has occurred under this arrangement.

    In the Agreement, the investor agreed to fund $3.0 million of the Company's non-recurring engineering ("NRE") efforts through December 31, 1999. The Company recognizes the NRE revenue as services are performed and recognized $871,000 of revenue for fiscal 1999, $1.3 million of revenue for fiscal 2000, and $703,000 of revenue for fiscal 2001. In consideration of the funding, the Company agreed to pay the investor a royalty for each license of the Company's software incorporating that technology, up to a maximum of $3.9 million. The obligation to pay the royalty terminates four years after the first commercial shipment of hardware implementing the Company's software.

13.  RETIREMENT PLAN

    The Company has a retirement plan under Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may defer a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. The Company may make contributions to the plan at the discretion of the Board of Directors. To date, the Company has not made any such contributions.

14.  SUBSEQUENT EVENTS

    In June 2001, Liberate committed to invest $2.0 million in China Broadband (H.K.), for reinvestment in China New Broadband Video & Communication, a Chinese joint venture that makes interactive television software. The investment will be made in five phases over the next year, based upon the achievement of specific technical and commercial milestones. The first investment of $750,000 was made in June 2001.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)

	Balance at Beginning of Year	Deductions, Additions Returns and Provisions	Write-Offs	Balance at End of Year
Allowance for doubtful accounts:
Year ending May 31, 2001	$436	$145	$88	$493
Year ending May 31, 2000	247	226	37	436
Year ending May 31, 1999	278	220	251	247

QuickLinks

LIBERATE TECHNOLOGIES ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MAY 31, 2001 TABLE OF CONTENTS
SIGNATURES
LIBERATE TECHNOLOGIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
LIBERATE TECHNOLOGIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
LIBERATE TECHNOLOGIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except per share data)
LIBERATE TECHNOLOGIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
LIBERATE TECHNOLOGIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)