Form 10-Q
period 2001-08-31
LIBERATE TECHNOLOGIES
filed 2001-10-10
CIK 1085776

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission File Number 000-26565

LIBERATE TECHNOLOGIES
(Exact name of registrant as specified in its charter)

Delaware	94-3245315
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
2 Circle Star Way, San Carlos, California	94070-6200
(Address of principal executive office)	(Zip Code)

(650) 701-4000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

105,670,399 shares of the Registrant's common stock were outstanding as of September 30, 2001.

LIBERATE TECHNOLOGIES

FORM 10-Q
FOR THE QUARTER ENDED AUGUST 31, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
Unaudited

	May 31, 2001	August 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,989	$173,742
Short-term investments	149,161	90,016
Accounts receivable, net	11,055	11,565
Receivable from affiliate, net	174	174
Prepaid expenses and other current assets	8,955	7,151

Total current assets	296,334	282,648
PROPERTY AND EQUIPMENT, net	19,085	17,638
OTHER ASSETS:
Restricted cash	8,788	8,788
Long-term investments	184,757	183,307
Purchased intangibles, net	432,223	377,012
Warrants	83,243	77,522
Notes receivable from officers	1,534	1,556
Other	511	582

Total assets	$1,026,475	$949,053

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,699	$1,780
Accrued payroll and related expenses	5,083	5,543
Accrued liabilities	13,389	14,101
Current portion of capital leases	672	691
Deferred revenues	54,216	47,615

Total current liabilities	75,059	69,730
LONG-TERM LIABILITIES:
Capital lease obligations, net of current portion	389	200
Other long-term liabilities	1,345	5,535

Total liabilities	76,793	75,465

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
Common stock	1,047	1,053
Contributed and paid-in capital	1,428,110	1,429,668
Warrants	59,897	59,897
Deferred stock compensation	(3,087)	(2,543)
Accumulated other comprehensive income	636	431
Accumulated deficit	(536,921)	(614,918)

Total stockholders' equity	949,682	873,588

Total liabilities and stockholders' equity	$1,026,475	$949,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share data)
Unaudited

	Three months ended August 31,
	2000	2001
REVENUES:
License and royalty	$4,576	$9,839
Service	4,828	8,251

Total revenues	9,404	18,090

COST OF REVENUES:
License and royalty	611	477
Service	5,333	9,269

Total cost of revenues	5,944	9,746

Gross margin	3,460	8,344

OPERATING EXPENSES:
Research and development	12,094	12,521
Sales and marketing	5,024	6,603
General and administrative	2,582	3,391
Amortization of purchased intangibles	50,261	55,210
Excess facilities charge	—	6,976
Amortization of warrants	6,046	5,721
Amortization of deferred stock compensation	499	435
Acquired in-process research and development	22,425	—

Total operating expenses	98,931	90,857

Loss from operations	(95,471)	(82,513)
INTEREST INCOME	7,656	5,350
OTHER EXPENSE, net	(200)	(615)

Loss before income tax provision	(88,015)	(77,778)
INCOME TAX PROVISION	204	219

Net loss	(88,219)	(77,997)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	178	(205)

Comprehensive loss	$(88,041)	$(78,202)

BASIC NET LOSS PER SHARE	$(0.90)	$(0.74)

SHARES USED IN COMPUTING BASIC NET LOSS PER SHARE	98,464	105,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Three months ended August 31,
	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,219)	$(77,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased intangibles	50,261	55,211
Excess facilities charge	—	6,976
Amortization of warrants	6,046	5,721
Depreciation and amortization	1,154	1,803
Asset impairment charge	—	503
Non-cash compensation expense	499	435
Loss on disposal of property and equipment	—	300
Provision for doubtful accounts	(7)	63
Write-off of acquired in-process research and development	22,425	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(1,617)	(573)
Increase in receivable from affiliate, net	(33)	—
(Increase) decrease in prepaid expenses and other current assets	(3,740)	1,804
Increase in notes receivable from officers	—	(22)
(Increase) decrease in other assets	152	(71)
Increase in accounts payable	481	81
Decrease in accrued liabilities	(2,268)	(2,208)
Increase (decrease) in accrued payroll and related expenses	(669)	460
Decrease in deferred revenues	(4,913)	(6,601)
Increase in other long-term liabilities	177	134

Net cash used in operating activities	(20,271)	(13,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	36,059	156,457
Purchase of investments	(70,328)	(95,112)
Purchases of property and equipment	(1,564)	(1,159)
Purchase of equity investments	(3,000)	(750)
Cash acquired in MoreCom acquisition	1,500	—

Net cash provided by (used in) investing activities	(37,333)	59,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	1,391	1,673
Principal payments on capital lease obligations	(175)	(170)
Proceeds from private placement, net	100,000	—

Net cash provided by financing activities	101,216	1,503

EFFECT OF EXCHANGE RATE CHANGES ON CASH	178	(205)

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,790	46,753
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	132,962	126,989

CASH AND CASH EQUIVALENTS, END OF PERIOD	$176,752	$173,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include the accounts of Liberate Technologies ("Liberate" or "the Company") and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements are unaudited and reflect all adjustments, that are, in the opinion of management, necessary to provide a fair statement of financial position and the results of operations for the interim periods in accordance with the rules and regulations of the Securities and Exchange Commission. However, these statements omit certain information and footnote disclosures necessary to conform to generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in Liberate's Form 10-K filed with the Securities and Exchange Commission on August 24, 2001. The results of operations for such periods do not necessarily indicate the results expected for the full fiscal year or for any future period.

Computation of Net Loss Per Share

    Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Potential common shares from the conversion of preferred stock, stock options, and warrants are excluded from the calculation of basic net loss per share because including them would be anti-dilutive. As of August 31, 2000 and 2001, approximately 18,534,001 and 17,553,130 potential shares were not included in the calculation on this basis.

Effect of New Accounting Pronouncement

    Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The adoption of SFAS No. 133 did not materially impact the Company's financial position, results of operations, or cash flows.

2. SEGMENT INFORMATION

    Liberate operates solely in one segment—providing standards-based software platforms for delivering enhanced content and services to television viewers and consumers. As of August 31, 2000 and 2001, the Company's long-term assets were located primarily in the United States. The Company's revenues by region were as follows (in thousands):

	Three months ended August 31,
	2000	2001
Europe	$3,655	$8,784
North America	4,412	7,596
Asia	1,337	1,710

Consolidated	$9,404	$18,090

    International revenues consist of sales to customers outside of the United States. International revenues are assigned to specific countries based on the origin of the sales contract. For the three months ended August 31, 2000 and 2001, North American revenues included United-States-based revenues of $4.0 million and $6.9 million, respectively. In addition, for the three months ended August 31, 2000 and 2001, European revenues included United-Kingdom-based revenues of $3.3 million and $8.1 million, respectively. For the three months ended August 31, 2000 and 2001, international revenues were 58% and 62% of total revenues, respectively.

    For the three months ended August 31, 2000 and 2001, three customers and two customers, respectively, each accounted for 10% or more of the Company's total revenues. The percentage of sales to significant customers was as follows:

	Three months ended August 31,
	2000	2001
Customer A	21%	24%
Customer B	13%	*
Customer C	12%	21%
* Less than 10%

3. PURCHASED INTANGIBLES

    Liberate's purchased intangibles, comprised of goodwill and other purchased intangibles (patents, trademarks, existing technology, customer relationships, and assembled workforce) are being amortized on a straight-line basis over three years. The Company's net purchased intangibles are as follows (in thousands):

	May 31, 2001	August 31, 2001
Goodwill, net	$426,481	$372,050
Other purchased intangibles, net	5,742	4,962

Purchased intangibles, net	$432,223	$377,012

    The Company believes the carrying value of its purchased intangibles as of August 31, 2001 is realizable. Management will continue to evaluate purchased intangibles, goodwill, and other long-lived assets for recoverability and impairment in accordance with SFAS No. 121. However, upon adoption of SFAS No. 142, "Goodwill and Other Intangibles," the Company will cease to amortize goodwill. Total amortization expense for goodwill and purchased intangibles for the three months ended August 31, 2000 and 2001 was $50.3 million and $55.2 million, respectively, of which $49.6 million and $54.4 million related to goodwill.

4. EXCESS FACILITIES CHARGE AND ASSET IMPAIRMENT

    During the three months ended August 31, 2001, Liberate recorded a charge of $7.0 million related to a change in estimated future income from previously sublet excess facilities. The charge of $7.0 million represents the remaining lease commitment on the excess facilities, net of expected sublease income. Additionally, the Company recorded an impairment charge of $503,000 related to certain long-lived assets that, during the quarter, the Company estimated would not generate future cash flows sufficient to cover their carrying amounts.

5. COMMITMENTS AND CONTINGENCIES

Commitments

    In August 2001, the Company amended its prior agreements with Motorola. The amendment reduced the total payments due to Motorola by approximately $1.1 million from $10.0 million to $8.9 million and waived any payments that might have been payable by Motorola to the Company for any shortfall of terminal (set-top box) sales below committed volume levels at the end of the three-year period. The Company expensed $902,000 and $777,000 for the three months ended August 31, 2000 and 2001, respectively, related to this agreement.

    In June 2001, as part of the Liberate Corporate Venture Fund, the Company committed to invest $2.0 million in China Broadband (H.K.), for reinvestment in China New Broadband Video & Communication ("GNI"), a Chinese joint venture that makes interactive television software. Liberate made the first investment of $750,000 in June 2001 and will make the remaining investment in four additional phases over the current fiscal year, based upon achievement of specific technical and commercial milestones.

    As of August 31, 2001, the Company had commitments, under a binding Letter of Understanding, for up to $5.0 million related to potential future marketing activities. These amounts will be expensed when and if incurred.

Legal Matters

    Beginning May 16, 2001, seven class-action lawsuits seeking monetary damages were filed in the Southern District of New York against several of the firms that underwrote Liberate's initial public offering, naming Liberate, its CEO Mitchell Kertzman, and its CFO Nancy Hilker as co-defendants (the "Liberate Defendants"). The plaintiffs allege that the underwriters received excessive and improper commissions that were not disclosed in Liberate's prospectus. These cases have now been consolidated with several hundred other cases against underwriters and other issuers. The Company will be seeking to have the claims against the Liberate Defendants dismissed, and, while litigation is by its nature uncertain, the Company does not believe that the cases create any material exposure for Liberate.

6. OFFERINGS OF COMMON STOCK

Common Stock

    During the quarter ended August 31, 2001, Liberate issued 564,194 shares of common stock to employees, external consultants, and other service providers upon the exercise of stock options.

Warrants

    In fiscal 1999, Liberate entered into letter agreements with several network operators whereby it agreed to issue warrants to purchase up to 4,599,992 shares of its common stock that can be earned and exercised if those network operators satisfy certain milestones within specific time frames. The fair market value of those warrants is estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it becomes probable that they will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, those warrants will continue to be revalued in situations where they are granted prior to the completion of a performance commitment.

    As of August 31, 2001, several network operators had earned warrants to purchase up to a total of 2,336,660 shares of the Company's common stock. Of those warrants earned, warrants to purchase 552,774 shares had been exercised, and warrants to purchase 163,890 shares had been retired to cover the purchase price of those exercises. Warrants to purchase 2,163,332 shares of the Company's common stock are available to be earned in the future, and 100,000 warrants have expired.

    The fair market value of those warrants at the time they were earned, based on the Black-Scholes valuation model, was $117.2 million. As of August 31, 2001, accumulated amortization for those warrants was $39.7 million. If the remaining warrants are earned, Liberate may be required to record additional significant non-cash accounting expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. Any statements in this document that are not statements of historical fact, including statements of our expectations, beliefs, intentions, or strategies regarding the future, are forward-looking statements within the meaning of the securities laws of the United States, and are subject to the safe harbor created by those laws. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," or "continue." These statements are only predictions based on information currently available to us. The statements involve uncertainty and we cannot guarantee future results. We assume no obligation to update any forward-looking statements. Actual results may differ materially from those projected in forward-looking statements due to factors that include, but are not limited to, our new and emerging market, limited availability of technology and services necessary for interactive television systems and consumer device networks, dependence on a limited number of network operators and consumer device manufacturers, poor macroeconomic conditions, limited operating history and history of losses, fluctuations in quarterly operating results, reliance on international revenues, competition, potential problems with our software, litigation, and other risks detailed from time to time in our reports and registration statements filed with the Securities and Exchange Commission. You should consider our forward-looking statements in conjunction with our financial statements, related notes, and the other financial information appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K.

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

    Since our incorporation, we have raised a significant amount of capital by selling small equity positions to a number of investors, including some major network operators. This has provided us with the financial resources we needed to continue our growth, given us resources to pursue investments and acquisitions as appropriate, and also reinforced our relationships with participating network operators. In order to continue to fund our growth, we decided to offer our stock to the public and become a publicly traded company. Our stock began trading on July 28, 1999. We raised additional capital in

February 2000 through a secondary public offering and again in July 2000 when Cisco Systems invested $100.0 million through a private placement.

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

    Since our incorporation, we have incurred net losses of $614.9 million. These losses include $304.1 million in amortization of purchased intangibles, $161.4 million in research and development expenditures, $82.5 million in write-offs of acquired in-process research and development related to our acquisitions, and $39.7 million in amortization of warrants. We anticipate incurring significant operating losses in the future as we: (1) continue to invest in research and development and consulting and non-recurring engineering services to support our standards-based software platform and large-scale deployments by our network operator customers, and (2) record non-cash expenses related to the amortization of purchased intangibles, and the amortization of warrant expense.

RESULTS OF OPERATIONS

Revenues

    We generate revenues by licensing our client and server products, applications, and tools, largely to network operators, primarily providers of television services, and consumer device manufacturers, primarily set-top box manufacturers. In addition, we generate revenues from consulting, maintenance, and other services provided in connection with those licenses. Total revenues increased 92% from $9.4 million for the three months ended August 31, 2000 to $18.1 million for the three months ended August 31, 2001.

    International revenues accounted for 58% and 62% of our total revenues for the three months ended August 31, 2000 and 2001, respectively. We anticipate international revenues will continue to represent a significant portion of total revenues for the foreseeable future.

    Deferred revenues consist primarily of payments received from customers for prepaid license and royalty fees for undelivered products and for prepaid services. Deferred revenues decreased from $54.2 million as of May 31, 2001 to $47.6 million as of August 31, 2001. The majority of this decrease represents recognition of revenues related to both customer deployments and performance of services. We expect this downward trend to continue in future quarters as our customers continue to deploy. Deferred revenues may fluctuate in future quarters as a result of several factors, including the timing of deployments, performance of services, and prepayments.

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

    License and royalty revenues increased 115% from $4.6 million for the three months ended August 31, 2000 to $9.8 million for the three months ended August 31, 2001. These amounts represented 49% and 54% of total revenues for the respective periods. These increases were primarily due to increased deployments to our customers' subscribers. In the near-term, we expect license and royalty revenues to increase in absolute dollars, but remain relatively constant as a percentage of total revenues as additional network operators begin to deploy our products.

    Service.  Service revenues consist of consulting, maintenance, and other services. We generally recognize consulting and other service revenues, including non-recurring engineering and training revenues, as services are performed. Where consulting services are performed under a fixed-price arrangement, revenues are generally recognized on a percentage-of-completion basis. Maintenance services include both updates and technical support. Maintenance revenues are recognized ratably over the term of the maintenance agreement, and generally range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided. Where software license agreements include a combination of consulting, maintenance, or other services, these separate elements are unbundled from the arrangement based on each element's relative fair value.

    Service revenues increased 71% from $4.8 million for the three months ended August 31, 2000 to $8.3 million for the three months ended August 31, 2001. These amounts represented 51% and 46% of total revenues for the respective periods. The increase in absolute dollar amounts was due to continued growth in our customer base, which resulted in an increase in integration, implementation, and support services provided to those customers. We expect service revenues to continue to account for a significant portion of total revenues until customers begin deploying consumer devices incorporating our software on a larger scale. We also expect service revenues to increase to the extent existing and new customers continue to install and initiate deployment of our products.

Cost of Revenues

    Total cost of revenues increased 64% from $5.9 million for the three months ended August 31, 2000 to $9.7 million for the three months ended August 31, 2001. We anticipate that total cost of revenues will increase in absolute dollars in future periods as a result of increased deployments, the introduction of new third-party technologies, as well as increased levels of service and support for our new and existing customers' installations and implementations.

    License and Royalty.  Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. Cost of license and royalty revenues decreased 22% from $611,000 for the three months ended August 31, 2000 to $477,000 for the three months ended August 31, 2001. These amounts represented 13% and 5% of license and royalty revenues for the respective periods. These decreases in cost of license and royalty revenues were due to the renegotiation of a certain third-party software license in the second half of fiscal 2001. We expect the cost of license and royalty revenues to increase in absolute dollars in future periods as our customers deploy in greater volume and as we introduce new third-party technologies.

    Service.  Cost of service revenues consists primarily of salary and other related costs for personnel and external contractors. Cost of service revenues increased 74% from $5.3 million for the three months ended August 31, 2000 to $9.3 million for the three months ended August 31, 2001. These amounts represented 110% and 112% of service revenues for the respective periods. These increased costs reflected the increased number of both permanent employees and external contractors required to meet our customers' service needs. We expect cost of service revenues to increase in dollar amounts but decrease slightly as a percentage of service revenues in the near-term as we continue to work to integrate our products into our customers' networks.

Operating Expenses

    Research and Development.  Research and development expenses consist primarily of salary and other related costs for personnel and external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses increased 4% from $12.1 million for the three months ended August 31, 2000 to $12.5 million for the three months ended August 31, 2001. These amounts represented 129% and 69% of total revenues for the respective periods. The increase in absolute dollar amounts was primarily due to increases in staffing and employee-related costs, and was offset by decreases in the use of external contractors. We believe that continued investment in research and development is critical to attaining our strategic objectives. Consequently, research and development expenses may increase modestly in absolute dollars in future periods. However, if revenues increase, we expect research and development expenses to decline as a percentage of total revenues in the long term.

    Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and other employee-related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and facilities for regional offices. Sales and marketing expenses increased 31% from $5.0 million for the three months ended August 31, 2000 to $6.6 million for the three months ended August 31, 2001. These amounts represented 53% and 37% of total revenues for the respective periods. The increase in absolute dollar amounts was due to increased staffing and employee-related costs, as well as increased spending for trade shows, public relations, and international expansion. We believe sales and marketing expenses will increase in absolute dollars in future periods as we expand our direct sales and marketing efforts both domestically and internationally. However, if revenues increase, we expect sales and marketing expenses to decrease as a percentage of total revenues in the long term.

    General and Administrative.  General and administrative expenses consist primarily of salaries and other employee-related costs for corporate development, finance, human resources, and legal employees, as well as outside legal and other professional fees. General and administrative expenses increased 31% from $2.6 million for the three months ended August 31, 2000 to $3.4 million for the three months ended August 31, 2001. These amounts represented 28% and 19% of total revenues for the respective periods. The increase in absolute dollar amounts was primarily due to increased employee-related expenses, as we continue to develop the infrastructure necessary to support our expansion. In the near-term, we believe these expenses will increase modestly in absolute dollars as we continue to add personnel and expand our infrastructure. However, if revenues increase, we expect these costs to decrease as a percentage of total revenues in the long term.

    Amortization of Purchased Intangibles.  Purchased intangibles represent the purchase price of companies that we have acquired in excess of identified tangible assets and are amortized over three years. Since our inception, we have recorded purchased intangibles related to three acquisitions:

  •
  In August 1997, we recorded $18.3 million of purchased intangibles related to the Navio acquisition.

  •
  In March 2000, we recorded $192.0 million of purchased intangibles related to the SourceSuite acquisition.

  •
  In June 2000, we recorded $470.9 million of purchased intangibles related to the MoreCom acquisition.

    We recognized $50.3 million and $55.2 million of amortization expense for the three months ended August 31, 2000 and 2001, respectively. We expect expenses related to the amortization of purchased intangibles to remain relatively flat in the near term, however, upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, we will cease to record approximately $217.7 million of amortization of goodwill expense annually.

    Excess Facilities Charge.  For the three months ended August 31, 2001, we recorded an excess facilities charge of $7.0 million, related to a change in estimated future income from previously sublet excess facilities. There was no excess facilities charge recorded for the three months ended August 31, 2000. We do not anticipate additional charges in the near future.

    Amortization of Warrants.  As of August 31, 2001, several network operators had earned warrants to purchase up to a total of 2,336,660 shares of our common stock. The fair market value of those warrants at the time they were earned, based on the Black-Scholes pricing model, was $117.2 million. We recorded warrant amortization expense of $6.0 million and $5.7 million for the three months ended August 31, 2000 and 2001, respectively. We expect warrant amortization expense to increase from present levels only as additional warrants are earned.

    Amortization of Deferred Stock Compensation.  Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date. Deferred stock compensation for stock options granted to employees and others is amortized on a straight-line basis over the 48-month vesting period of such options. Amortization of deferred stock compensation decreased from $499,000 for the three months ended August 31, 2000 compared to $435,000 for the three months ended August 31, 2001. This decrease was attributable to employee terminations. We expect deferred stock compensation expense to continue to decrease through the end of fiscal 2003, as employees terminate and the remaining stock option grants vest.

    Acquired In-Process Research and Development.  Acquired in-process research and development expense consists of the value of research projects and products that were in process on the date of certain acquisitions that, in the opinion of management, had not reached technological feasibility and had no alternative future use. Acquired in-process research and development expense related to our acquisition of MoreCom was $22.4 million for the three months ended August 31, 2000. There was no acquired in-process research and development expense for the three months ended August 31, 2001.

Interest Income

    Interest income consists of interest earned on our cash and cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income decreased from $7.7 million for the three months ended August 31, 2000 to $5.4 million for the three months ended August 31, 2001, primarily due to lower cash balances, declining market interest rates, and the maturity of some of our longer-term investments previously invested at a higher yield. We expect interest income to continue to decline as a result of anticipated decreases in our cash balances and the recent decline of current market interest rates.

Other Expense, Net

    Other expense, net consists of the write-down of assets whose value had been permanently impaired, losses on disposals of fixed assets, and foreign currency exchange gains and losses and other non-operating income and expenses. Net other expense increased from $200,000 for the three months ended August 31, 2000 to $615,000 for the three months ended August 31, 2001. This increase in expense for the period was due to the write-down of certain assets contained within the vacant facilities whose value had been permanently impaired and the loss on disposal of fixed assets, offset by foreign currency fluctuations.

Income Tax Provision

    Income tax provision consists of foreign withholding tax expense and foreign and state income taxes. Income tax provision increased slightly from $204,000 for the three months ended August 31, 2000 to $219,000 for the three months ended August 31, 2001. This increase was primarily due to increased foreign revenues and operating activities, resulting in increased foreign withholding and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    As of August 31, 2001, our principal source of liquidity was cash and cash equivalents of $173.7 million. Additionally, as of August 31, 2001, we had short-term investments of $90.0 million and long-term investments of $183.3 million, which included $10.6 million of net equity investments.

    For the three months ended August 31, 2000, net cash used in operating activities was $20.3 million. Net cash used in operating activities was comprised of a net loss of $88.2 million, $4.9 million of deferred revenues, and $3.7 million of prepaid expenses and other current assets, offset by $50.3 million of amortization of purchased intangibles, $22.4 million of write-offs of acquired in-process research and development, and $6.0 million of amortization of warrants.

    For the three months ended August 31, 2001, net cash used in operating activities was $14.0 million. Net cash used in operating activities was comprised of a net loss of $78.0 million and $6.6 million of deferred revenues, offset by $55.2 million of amortization of purchased intangibles, $7.0 million of expense related to an excess facilities charge, and $5.7 million of amortization of warrants.

    For the three months ended August 31, 2000, net cash used in investing activities of $37.3 million was primarily comprised of $70.3 million of purchases of investments and $3.0 million of purchases of equity investments, offset by $36.1 million of proceeds from maturities of investments.

    For the three months ended August 31, 2001, net cash provided by investing activities of $59.4 million was comprised of $156.5 million of proceeds from maturities of investments, offset by $95.1 million purchases of investments and $1.2 million of purchases of property and equipment.

    For the three months ended August 31, 2000, net cash provided by financing activities of $101.2 million was comprised of $100.0 million of proceeds from our private placement in July 2000 and $1.4 million of proceeds from issuance of common stock to employees through our stock option plan.

    For the three months ended August 31, 2001, net cash provided by financing activities of $1.5 million was comprised of the proceeds from the issuance of common stock to employees through our stock option plan.

    As of August 31, 2001, our outstanding short- and long-term obligations were $8.7 million, and consisted primarily of an excess facilities charge, deferred rent expense and capital lease commitments. We did not have any material commitments for capital expenditures. We anticipate that our capital expenditures for fiscal 2002 will be less than those for fiscal 2001.

    Under a development agreement entered into with Motorola in April 1999 and amended in August 2001, we are committed to pay $8.9 million in development fees for certain services to be performed by Motorola. These fees are being paid out over a three-year period. We made no payments during the three months ended August 31, 2000 and paid $2.0 million to Motorola during the three months ended of August 31, 2001.

    Through the Liberate Corporate Venture Fund, we have invested $15.9 million in our portfolio of companies. As of August 31, 2001, our net equity investments were valued at $10.6 million and included a write down of $5.3 million of equity investments that we determined had been permanently impaired in the fourth quarter of fiscal 2001. In June 2001, we committed to invest $2.0 million in China Broadband (H.K.) for reinvestment in China New Broadband Video and Communications, a Chinese joint venture that makes interactive television software. We made the first investment of $750,000 during the three months ended August 31, 2001 and will make the balance of the investment in four phases during the fiscal year, based upon the achievement of specific technical and commercial milestones. We plan to continue to identify additional opportunities to make strategic investments.

    In January 2001, we extended loans in exchange for promissory notes from Coleman Sisson, our President and Chief Operating Officer, and David Limp, our Executive Vice President and Chief Strategy Officer. In April 2001, we extended a loan in exchange for a promissory note from Donald Fitzpatrick, our Executive Vice President, Sales and Service. Each loan is for $500,000, carries an interest rate of 5.9% compounded annually, and is due and payable two years from issuance. As of August 31, 2001, we recorded interest receivable of $22,000 related to these promissory notes. In January 2001, we also entered into employee retention agreements with Mr. Sisson, Mr. Fitzpatrick, and Mr. Limp. Each retention agreement provides approximately $820,000 to the employee over the next two years of continued service. As of August 31, 2001, $73,000 had been paid to each of these executives under these agreements.

    As of August 31, 2001, we had committed, under a binding Letter of Understanding, to pay up to $5.0 million related to potential future marketing activities. These amounts will be expensed when and if incurred.

    In addition to normal operating expenses, we anticipate requiring cash to finance our growth, pay outstanding commitments, and acquire products and technologies to complement our existing business. We believe that the net proceeds from our various offerings, together with cash and cash equivalents generated from operations, if any, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if we should need additional financing at some point in the future, there is no guarantee that it would be available to us on favorable terms, if at all.

RISK FACTORS

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

    If the market for interactive television consumer devices, and set-top boxes in particular, does not develop or develops more slowly or in a different direction than we anticipate, our revenues will not grow as quickly as expected, if at all. For example, a consumer device manufacturer or its customers could choose to use only applications and content developed to operate directly with a particular consumer device, thereby eliminating the need for our software platform.

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

Our Success Depends On A Limited Number Of Network Operators Introducing And Promoting Products And Services Incorporating Our Technology.

    Our success depends on large network operators introducing and promoting products and services based on our technology. There are, however, only a limited number of large network operators worldwide. Mergers or other business combinations among these network operators would reduce this number, possibly disrupting our business relationships, and adversely affecting demand for our products and services. Currently, only a limited number of these network operators are deploying products and services incorporating our technology and services for consumer devices. In addition, none of our network operator customers is contractually obligated to introduce or promote products and services incorporating our technology, nor to achieve any specific introduction schedule. Accordingly, even if a network operator initiates a customer trial of products incorporating our technology, that operator is under no obligation to continue its relationship with us or to launch a full-scale deployment of these products. Further, our agreements with network operators are generally not exclusive, so network operators with whom we have agreements may enter into similar license agreements with one or more of our competitors.

    Because the large-scale deployment of products and services incorporating our technology is complex, time-consuming, and expensive, network operators are cautious about proceeding with such deployment. While we believe that products and services based on our technology will have significant value to network operators (in the form of opportunities to generate additional revenues per subscriber from interactive applications, such as video-on-demand, and the loss of fewer subscribers to competing services), there is only limited data available to demonstrate to network operators that they will receive attractive returns on their investments. Moreover, the customization process for new customers requires a lengthy and significant commitment of resources by our customers and us. The commitment of resources required by our customers may slow deployment, which could, in turn, delay market acceptance of these products and services. Also, many of our customers rely on debt-based financing and subscriber revenues to fund their deployments, so economic conditions that reduce either of these sources of financing may slow or stop deployment, or make it more difficult to collect receivables. Unless network operators introduce and promote products and services incorporating our technology in a successful and timely manner, our software platform will not achieve widespread acceptance, consumer device manufacturers will not use our software in their products, and our revenues will not grow as quickly as expected, if at all.

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

A Continued Downturn In Macroeconomic Conditions Could Reduce Sales Of Our Products And Services.

    Economic growth in the U.S. and internationally has slowed significantly in the past several months. In addition, there is considerable uncertainty relating to the prospects for near-term U.S. and international economic growth. This slowdown and uncertainty may harm our business by reducing our customers' spending and the rate at which they accept our technology and services. In the future our operations may experience substantial fluctuations from period to period as a consequence of general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. There can be no assurance that these factors will not harm our business, financial condition, or operating results.

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

We Have A History Of Losses And Expect To Incur Losses In The Future.

    We incurred a net loss of $88.2 million for the three months ended August 31, 2000, and $78.0 million for the three months ended August 31, 2001. Our net loss for the three months ended August 31, 2000 included $50.3 million of amortization expense for purchased intangibles, $22.4 million of expense related to write-offs of acquired in-process research and development, and $6.0 million of amortization expense for warrants. Our net loss for the three months ended August 31, 2001 included $55.2 million of amortization expense for purchased intangibles, $7.5 million of expense related to an excess facilities charge and the impairment of certain assets, and $5.7 million of amortization expense for warrants.

    Since our inception, we have not had a profitable quarter and may never achieve or sustain profitability. Although historically our revenues have increased every fiscal year, we may not be able to sustain our historical revenue growth rates. We also expect that our costs of revenues and operating expenses will continue to increase. If we are to achieve profitability given our planned expenditure levels, we will need to generate and sustain substantially increased license and royalty revenues from increased deployments and we may not be able to do so. See "Risk Factors—Our Success Depends On A Limited Number Of Network Operators Introducing And Promoting Products And Services Incorporating Our Technology" and "Risk Factors—Our Success Depends On Consumer Device Manufacturers Introducing And Promoting Products That Incorporate Or Operate With Our Technology." From the beginning of fiscal 1997 through August 31, 2001, 54% of our revenues have been derived from services provided by us and not from license and royalty fees, as our customers have primarily been in the design and implementation phases with our products. We are likely to incur significant losses and negative cash flows in the near future.

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

We Have Relied And Expect To Continue To Rely On A Limited Number Of Customers For A Significant Portion Of Our Revenues.

    We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of customers. For the three months ended August 31, 2000, our four largest customers accounted for 51% of our total revenues, with NTL, America Online, and Telewest each accounting for more than 10% of total revenues. For the three months ended August 31, 2001, our three largest customers accounted for 52% of our total revenues, with NTL and Telewest each accounting for more than 10% of total revenues. We expect that we will continue to depend upon a limited number of customers for a significant portion of our revenues in future periods, although the specific customers may vary from period to period. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our revenues could decline significantly.

International Revenues Account For A Significant Portion Of Our Revenues; Accordingly, If We Are Unable To Expand Or Hedge Our International Operations In A Timely Manner, Our Financial Results Will Be Harmed.

    International revenues accounted for 58% and 62% of our total revenues for the three months ended August 31, 2000 and 2001, respectively. Revenues by region are as follows (in thousands):

	Three months ended August 31,
	2000	2001
Europe	$3,655	$8,784
North America	4,412	7,596
Asia	1,337	1,710

Consolidated	$9,404	$18,090

    International revenues consist of sales to customers outside the United States and are assigned to specific countries based on the origin of the sales contract. For the three months ended August 31, 2000 and 2001, North American revenues included United-States-based revenues of $4.0 million and $6.9 million, respectively. In addition, for the three months ended August 31, 2000 and 2001, European revenues included United-Kingdom-based revenues of $3.3 million and $8.1 million, respectively.

    We expect to derive a significant portion of our revenues for the foreseeable future from sources outside the United States, especially as we increase our sales and marketing activities with respect to international licenses. Accordingly, our success will depend, in part, upon international economic conditions and our ability to manage international sales and marketing operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel, and increase our foreign direct and indirect sales forces. This expansion will require significant management attention and resources, which could divert attention from other aspects of our business. Failing to expand our international operations in a timely manner would limit the growth of our international revenues. See Note 2 of Notes to Condensed Consolidated Financial Statements.

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

Competition From Bigger, Better Capitalized Competitors Could Result In Price Reductions, Reduced Gross Margins, And Loss Of Market Share.

    We face intense competition in licensing software for networks and consumer devices. Our principal competitors in the client software market include Microsoft, OpenTV, Canal + Technologies, and PowerTV (a wholly-owned subsidiary of Scientific Atlanta). Our primary competitor in the server market is Microsoft. We expect additional competition from other established and emerging companies in the television, computing, software, and telecommunications sectors and from stronger competitors created by the current consolidation in our industry. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues, and loss of market share.

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

    We also hope to increase our potential revenues by creating more extensions to our software platform. However, we may not be successful in developing or selling those extensions, and may incur significant development costs not offset by new revenues. See also "Risk Factors—Our Success Depends On Our Ability To Keep Pace With The Latest Technological Changes, And Any Delays Or Failure In Developing And Introducing New Software Products Could Result In A Loss Of Market Share Or Render Our Technology Obsolete."

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

Oracle Holds A Substantial Portion Of Our Stock And Could Cause Our Stock Price To Decline With Large Sales Of Our Stock.

    As of August 31, 2001, Oracle beneficially owned 33,399,843 shares, 32% of our outstanding common stock, based on 105,266,289 shares outstanding. These shares are held by two co-trustees for the benefit of Delphi Asset Management, a wholly owned subsidiary of Oracle, subject to the terms of a trust agreement that is intended to be irrevocable and will be effective for as long as any shares of our stock are held by Delphi Asset Management (or by the co-trustees for its benefit). The trust agreement specifies that these shares will be voted in proportion to all other voted shares of Liberate. Under a standstill agreement, Delphi Asset Management has agreed not to acquire any more of our common stock; not to sell, transfer, or encumber the shares of our common stock beneficially owned by it, except in certain limited ways; and not to seek to control or influence the management or business of Liberate. If Oracle were to sell large amounts of their holdings, our stock price could decline and we could find it difficult to raise capital through the sale of additional equity securities.

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

We May Not Be Successful In Making Strategic Investments.

    In fiscal 2001, we established the Liberate Corporate Venture Fund to make strategic investments in other companies. In most instances, we make investments in return for equity securities of private companies, for which there is no public market. These companies may be expected to incur substantial losses and may never become profitable, publicly traded companies. If no active trading market develops for these securities, or these securities are not attractive to other investors, we may never realize any return on these investments. During fiscal 2001, we wrote down these investments by $5.3 million, as their fair market value had been permanently impaired. If these companies are not successful, we could incur additional future charges related to write-downs or write-offs of these types of assets. Losses or charges resulting from these investments could harm our operating results.

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

The Loss Of Any Of Our Key Personnel Would Harm Our Competitiveness.

    We believe that our success will depend on the continued employment of our senior management team and key technical personnel. If members of our senior management team or key technical personnel are unable or unwilling to continue in their present positions, they could be difficult to replace, which could harm our ability to manage day-to-day operations, develop and deliver new technologies, attract and retain customers, attract and retain other employees, and generate revenues.

We May Incur Net Losses Or Increased Net Losses If We Are Required To Record A Significant Accounting Expense Related To The Issuance Of Warrants.

    In fiscal 1999, we entered into letter agreements with several network operators whereby we agreed to issue warrants to purchase up to 4,599,992 shares of our common stock that can be earned and exercised if those network operators satisfy certain milestones within specific time frames. The fair market value of those warrants is estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it becomes probable that they will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, those warrants will continue to be revalued in situations where they are granted prior to the completion of a performance commitment.

    As of August 31, 2001, several network operators had earned warrants to purchase up to a total of 2,336,660 shares of our common stock. Of those warrants earned, warrants to purchase 552,774 shares had been exercised, and warrants to purchase 163,890 shares had been retired to cover the purchase price of those exercises. Warrants to purchase 2,163,332 shares of our common stock are available to be earned in the future, and 100,000 warrants have expired.

    The fair market value of those warrants at the time they were earned, based on the Black-Scholes valuation model, was $117.2 million. As of August 31, 2001, accumulated amortization for those warrants was $39.7 million. If the remaining warrants are earned, we may be required to record additional significant non-cash accounting expenses. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and result in a decline of our stock price.

We May Incur Net Losses Or Increased Net Losses If We Are Required To Record Additional Significant Accounting Charges Related To Excess Facilities That We Are Unable to Sublease.

    We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future. The commercial real estate market in the San

Francisco Bay Area has developed such a large excess inventory of office space that we now believe we will be unable to sublease a substantial portion of our excess office space in the near future. Accordingly, during the three months ended August 31, 2001, we recorded a charge of $7.5 million, representing an excess facilities charge of $7.0 million and $503,000 in related charges. The excess facilities charge represents the remaining lease commitments for vacant facilities, net of expected sublease income. If current market conditions for the commercial real estate market worsen, we may be required to record additional charges.

New Or Changed Government Regulation Could Significantly Reduce Demand For Our Products And Services.

    We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to the Internet, cable and satellite television networks, and other telecommunications content and services. Although there are currently few such laws and regulations, state, federal, and foreign governments may adopt laws and regulations that adversely affect us or our markets in any of the following areas: user privacy, copyrights, consumer protection, taxation of e-commerce, the online distribution of content, and the characteristics and quality of online products and services. In particular, government laws or regulations restricting or burdening the exchange of personally identifiable information could delay the implementation of interactive services or create liability for us or other manufacturers of software that facilitates information exchange. Also, if we have to re-design our products to comply with new or changed government laws or regulations, we could face additional expense and delay in delivering our products to our customers. See "Risk Factors—Our Success Depends On Our Ability To Keep Pace With The Latest Technological Changes, And Any Delays Or Failure In Developing And Introducing New Software Could Result In A Loss Of Market Share Or Render Our Technology Obsolete."

    Moreover, the market for television, and particularly cable and satellite television, is extensively regulated by a large number of national, state, and local government agencies. New or altered laws or regulations regarding interactive television that change its competitive landscape, limit its market, or affect its pricing could seriously harm our business prospects.

We Expect Our Operations To Continue To Produce Negative Cash Flow In The Near Term; Consequently, If We Should Need Additional Capital And Could Not Raise It, We May Not Be Able To Fund Our Continued Operations.

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

We Have Been Named In Securities Class-Action Litigation And May Be Named In Additional Litigation.

    Beginning May 16, 2001, seven class-action lawsuits seeking monetary damages were filed in the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate, our CEO Mitchell Kertzman, and our CFO Nancy Hilker as co-defendants (the "Liberate Defendants"). The plaintiffs allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus. These cases have now been consolidated with several hundred other cases against underwriters and other issuers. We will be seeking to have the claims against the Liberate Defendants dismissed, and, while litigation is by its nature uncertain, we do not believe that the cases create any material exposure for Liberate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

    As of August 31, 2001, our investment portfolio includes $345.4 million of U.S. government obligations, commercial paper, and other corporate securities, that may increase or decrease in value if interest rates change prior to maturity. We do not use derivative financial instruments in our investment portfolio. We place our investments only with quality issuers who have earned high credit ratings, and by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and seek to preserve our invested funds by limiting the fault risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to typically hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Beginning May 16, 2001, seven class-action lawsuits seeking monetary damages were filed in the Southern District of New York against several of the firms that underwrote our initial public offering ("IPO"), naming Liberate, our CEO Mitchell Kertzman, and our CFO Nancy Hilker as co-defendants (the "Liberate Defendants"). The plaintiffs allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus. These cases have now been consolidated with several hundred other cases against underwriters and other issuers. We will be seeking to have the claims against the Liberate Defendants dismissed, and, while litigation is by its nature uncertain, we do not believe that the cases create any material exposure for Liberate.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Use of Proceeds

    On July 27, 1999, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-78781) for our IPO. In the IPO, we sold an aggregate of 13,402,100 shares of our common stock (including 902,100 shares in connection with the exercise of the underwriters' overallotment), at $8.00 per share (all share numbers and the share price are split-adjusted). The IPO generated gross proceeds of $107.2 million for us. Our net proceeds were $97.8 million, after deducting $9.4 million in underwriters' discounts and other related costs of the IPO.

    On February 17, 2000 (following our stock split), we commenced a secondary stock offering, or Secondary Offering, pursuant to a Registration Statement on Form S-1 (File No. 333-95139). In the Secondary Offering, we sold 2,890,000 shares of our common stock at $108.00 per share, for gross proceeds of $312.1 million. Net proceeds from this transaction, after underwriters' discounts and other related costs of $14.9 million, were $297.2 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Exhibit
4.2	Standstill Agreement between Liberate, Delphi Asset Management Corporation, US Trust Company of Delaware, and United State Trust Company of New York, entered into as of January 23, 2001.

(b) Reports on Form 8-K

    None.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Liberate Technologies
Date: October 10, 2001 by:	/s/ Nancy J. Hilker Nancy J. Hilker, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
LIBERATE TECHNOLOGIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) Unaudited
LIBERATE TECHNOLOGIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except per share data) Unaudited
LIBERATE TECHNOLOGIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) Unaudited
LIBERATE TECHNOLOGIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Unaudited
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Signature