Form 10-Q
period 2001-11-30
LIBERATE TECHNOLOGIES
filed 2002-01-14
CIK 1085776

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

106,563,593 shares of the Registrant's common stock were outstanding as of December 31, 2001.

LIBERATE TECHNOLOGIES

FORM 10-Q
For The Quarter Ended November 30, 2001

TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

Unaudited

	May 31, 2001	November 30, 2001
Assets
Current assets:
Cash and cash equivalents	$126,989	$138,005
Short-term investments	149,161	97,813
Accounts receivable, net	11,055	9,827
Receivable from affiliate, net	174	174
Prepaid expenses and other current assets	8,955	6,575

Total current assets	296,334	252,394
Property and equipment, net	19,085	16,559
Purchased intangibles, net	432,223	321,802
Restricted cash	8,788	9,191
Long-term investments	184,757	205,207
Warrants	83,243	26,961
Notes receivable from officers	1,534	1,579
Other	511	558

Total assets	$1,026,475	$834,251

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,699	$2,536
Accrued liabilities	13,389	14,776
Accrued payroll and related expenses	5,083	6,133
Current portion of capital leases	672	605
Deferred revenues	54,216	39,206

Total current liabilities	75,059	63,256
Capital lease obligations, net of current portion	389	67
Other long-term liabilities	1,345	6,060

Total liabilities	76,793	69,383

Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock	1,047	1,061
Contributed and paid-in capital	1,428,110	1,432,762
Warrants	59,897	59,897
Deferred stock compensation	(3,087)	(2,093)
Accumulated other comprehensive income	636	666
Accumulated deficit	(536,921)	(727,425)

Total stockholders' equity	949,682	764,868

Total liabilities and stockholders' equity	$1,026,475	$834,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(In thousands, except per share data)

Unaudited

	Three months ended November 30,		Six months ended November 30,
	2000	2001	2000	2001
Revenues:
License and royalty	$5,726	$10,259	$10,302	$20,098
Service	6,002	10,772	10,830	19,023

Total revenues	11,728	21,031	21,132	39,121

Cost of revenues:
License and royalty	650	550	1,261	1,027
Service	6,100	9,730	11,433	18,999

Total cost of revenues	6,750	10,280	12,694	20,026

Gross margin	4,978	10,751	8,438	19,095

Operating expenses:
Research and development	11,416	11,020	23,510	23,541
Sales and marketing	5,717	6,346	10,741	12,949
General and administrative	2,637	3,050	5,219	6,441
Amortization of purchased intangibles	55,288	55,210	105,549	110,420
Warrant-related asset impairment	—	44,840	—	44,840
Amortization of warrants	5,721	5,721	11,767	11,442
Excess facilities charge	—	—	—	6,976
Amortization of deferred stock compensation	476	423	975	858
Acquired in-process research and development	—	—	22,425	—

Total operating expenses	81,255	126,610	180,186	217,467

Loss from operations	(76,277)	(115,859)	(171,748)	(198,372)
Interest income	8,292	4,217	15,948	9,567
Other expense, net	(369)	(679)	(569)	(1,294)

Loss before income tax provision	(68,354)	(112,321)	(156,369)	(190,099)
Income tax provision	—	186	204	405

Net loss	(68,354)	(112,507)	(156,573)	(190,504)

Foreign currency translation adjustment	214	235	392	30
Comprehensive loss	$(68,140)	$(112,272)	$(156,181)	$(190,474)

Basic net loss per share	$(0.66)	$(1.06)	$(1.55)	$(1.81)

Shares used in computing basic net loss per share	103,047	105,805	100,744	105,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Six months ended November 30,
	2000	2001
Cash flows from operating activities:
Net loss	$(156,573)	$(190,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased intangibles	105,549	110,420
Warrant-related asset impairment	—	44,840
Amortization of warrants	11,767	11,442
Depreciation and amortization	2,385	4,387
Non-cash compensation expense	975	858
Loss on disposal of property and equipment	—	794
Long-lived asset impairment charge	—	503
Provision for doubtful accounts	—	62
Write-off of acquired in-process research and development	22,425	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(3,322)	1,166
Increase in receivable from affiliate, net	140	—
(Increase) decrease in prepaid expenses and other current assets	(1,327)	2,379
(Increase) decrease in notes receivable from officers and other assets	261	(91)
Increase in accounts payable	377	837
Increase (decrease) in accrued liabilities	(6,206)	1,387
Increase (decrease) in accrued payroll and related expenses	(516)	1,050
Decrease in deferred revenues	(10,257)	(15,010)
Increase in other long-term liabilities	357	4,715

Net cash used in operating activities	(33,965)	(20,765)

Cash flows from investing activities:
Proceeds from maturities of investments	127,664	243,680
Purchase of investments	(183,083)	(212,032)
Purchases of property and equipment	(3,678)	(3,206)
Purchase of equity investments	(3,000)	(750)
Increase in restricted cash	—	(403)
Issuance of note receivable	(1,994)	—
Cash acquired in MoreCom acquisition	1,500	—

Net cash provided by (used in) investing activities	(62,591)	27,289

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,181	4,802
Principal payments on capital lease obligations	(337)	(340)
Proceeds from private placement, net	100,000	—

Net cash provided by financing activities	103,844	4,462

Effect of exchange rate changes on cash	392	30

Net increase in cash and cash equivalents	7,680	11,016
Cash and cash equivalents, beginning of period	132,962	126,989

Cash and cash equivalents, end of period	$140,642	$138,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. Summary of Significant Accounting Policies

  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include the accounts of Liberate Technologies and its wholly owned subsidiaries (collectively, "Liberate" or "the Company"). All intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements are unaudited and reflect all adjustments that are, in the opinion of management, necessary to provide a fair statement of financial position and the results of operations for the interim periods in accordance with the rules and regulations of the Securities and Exchange Commission. However, these statements omit certain information and footnote disclosures necessary to conform to generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in Liberate's Form 10-K filed with the Securities and Exchange Commission on August 24, 2001. The results of operations for the interim periods reported herein do not necessarily indicate the results expected for the full fiscal year or for any future period.

  Computation of Basic Net Loss Per Share

    Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Potential common shares from the exercise of stock options and warrants are excluded from the calculation of basic net loss per share because including them would be anti-dilutive. As of November 30, 2000 and 2001, approximately 18,173,408 and 20,487,444 potential shares were not included in the calculation on this basis.

  Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached final consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. While Liberate is required to adopt these new standards no later than the quarter ending May 31, 2002, it plans to adopt these standards for its quarter ending February 28, 2002. In accordance with the transition guidance in EITF 00-25, adoption will require the reclassification of financial statements for prior periods presented for comparative purposes. Liberate's reclassification of warrant amortization expense under EITF 00-25 and EITF 01-09 will not affect basic net loss per share, although reclassification will change the presentation of certain revenue and expense items contained within Liberate's financial statements. The Company is still assessing the impact EITF 00-25, EITF 01-09, and the accompanying interpretive guidance will have on its financial position, results of operations, and cash flows.

    In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets" ("SFAS 144"). SFAS 144 supersedes the accounting and reporting provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived

Assets and for Long-lived Assets to Be Disposed Of" ("SFAS 121"), and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company will adopt SFAS 144 for the fiscal year beginning June 1, 2002. The Company currently evaluates long-lived assets for impairment in accordance with SFAS 121, and as a result, does not expect that the adoption of SFAS 144 will have a material impact on its financial position, results of operations, or cash flows.

  Effect of New Accounting Pronouncement

    Effective June 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The adoption of SFAS 133 did not materially impact the Company's financial position, results of operations, or cash flows.

2. Segment Information

    Liberate operates solely in one segment—providing open standards software platforms for delivering enhanced content and services to television viewers around the world. As of November 30, 2000 and 2001, the Company's long-term assets were located primarily in the United States. The Company's revenues by region were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2000	2001	2000	2001
Europe	$6,201	$10,760	$9,855	$19,544
North America	4,187	7,661	8,599	15,257
Asia	1,340	2,610	2,678	4,320

Consolidated	$11,728	$21,031	$21,132	$39,121

    International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the origin of the sales contract. For the three months ended November 30, 2000 and 2001, international revenues represented 73% and 66% of total revenues, respectively. For the six months ended November 30, 2000 and 2001, international revenues represented 66% and 64% of total revenues, respectively. For the three months ended November 30, 2000 and 2001, European revenues included United-Kingdom-based revenues of $5.1 million and $6.5 million, respectively. For the six months ended November 30, 2000 and 2001, European revenues included United-Kingdom-based revenues of $8.4 million and $14.6 million, respectively.

    For the three months ended November 30, 2000 and 2001, North American revenues included United-States-based revenues of $3.2 million and $7.1 million, respectively. For the six months ended November 30, 2000 and 2001, North American revenues included United-States-based revenues of $7.2 million and $14.0 million, respectively.

    For the three months ended November 30, 2000 and 2001, two customers and three customers, respectively, each accounted for 10% or more of the Company's total revenues. For the six months ended November 30, 2000 and 2001, three customers and two customers, respectively, each accounted for 10% or more of the Company's total revenues. The percentage of sales to significant customers was as follows:

	Three months ended November 30,		Six months ended November 30,
	2000	2001	2000	2001
Customer A	20%	18%	17%	19%
Customer B	*	12%	*	*
Customer C	23%	11%	22%	17%
Customer D	*	*	11%	*
* Less than 10%

3. Purchased Intangibles

    Liberate's purchased intangibles, comprised of goodwill and other purchased intangibles (patents, trademarks, existing technology, customer relationships, and assembled workforce), are being amortized on a straight-line basis over three years. The Company's net purchased intangibles are as follows (in thousands):

	May 31, 2001	November 30, 2001
Goodwill, net	$426,481	$317,620
Other purchased intangibles, net	5,742	4,182

Purchased intangibles, net	$432,223	$321,802

    The Company believes the carrying value of its purchased intangibles as of November 30, 2001 is realizable. Management will continue to evaluate purchased intangibles, goodwill, and other long-lived assets for recoverability and impairment in accordance with SFAS 121. However, upon adoption of SFAS No. 142, "Goodwill and Other Intangibles," as of June 1, 2002, the Company will cease to amortize goodwill. For the three months ended November 30, 2000 and 2001, total amortization expense for goodwill and purchased intangibles was $55.3 million and $55.2 million, respectively, of which $54.5 million and $54.4 million related to goodwill. For the six months ended November 30, 2000 and 2001, total amortization expense for goodwill and purchased intangibles was $105.5 million and $110.4 million, respectively, of which $104.0 million and $108.9 million related to goodwill.

4. Excess Facilities Charge and Asset Impairment

  Excess Facilities Charge

    During the first quarter of fiscal 2002, Liberate recorded a charge of $7.0 million related to a change in estimated future income from previously sublet excess facilities. The charge represented the remaining lease commitment on the excess facilities, net of expected sublease income.

  Asset Impairment

    During the second quarter of fiscal 2002, Liberate recorded an impairment charge of $44.8 million in connection with a review of the carrying value of its warrant-related assets for impairment in accordance with SFAS 121. The charge of $44.8 million was recorded to reduce the carrying value of those warrant-related assets to a level equal to the expected future revenues from the holders of those warrants during the amortization period of those warrants.

    Additionally, during the first quarter of fiscal 2002, the Company recorded an impairment charge of $503,000 related to certain long-lived assets that the Company estimated would not generate future cash flows sufficient to cover their carrying amounts.

5. Commitments and Contingencies

  Commitments

    In August 2001, the Company amended its prior agreements with Motorola. The amendment reduced the total payments due to Motorola from $10.0 million to $8.9 million and waived any payments that might have been payable by Motorola to the Company for any shortfall of terminal (set-top box) sales below committed volume levels at the end of the three-year period. For the three months ended November 30, 2000 and 2001, the Company expensed $902,000 and $494,000, respectively, related to this agreement. For the six months ended November 30, 2000 and 2001, the Company expensed $1.8 million and $1.4 million, respectively, related to this agreement.

    In June 2001, as part of the Liberate Corporate Venture Fund, the Company committed to invest $2.0 million in China Broadband (H.K.), for reinvestment in China New Broadband Video & Communication, a Chinese joint venture that makes interactive television software. Liberate made the first investment of $750,000 in June 2001 and will make the remaining investment in four additional phases through the first half of fiscal 2003, based upon achievement of specific technical and commercial milestones.

    As of November 30, 2001, the Company had commitments, under a binding Letter of Understanding, for up to $5.0 million related to potential future marketing activities. These amounts will be expensed when and if incurred.

  Legal Matters

    Beginning May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the Southern District of New York against several of the firms that underwrote Liberate's initial public offering, naming Liberate and certain of its officers and directors as co-defendants. Follow-on suits have made similar allegations regarding Liberate's secondary offering, and have added additional officers and directors as co-defendants. The plaintiffs allege that the underwriters received excessive and improper commissions that were not disclosed in Liberate's prospectuses. These cases have now been consolidated with several hundred other cases against underwriters and other issuers. Liberate has retained Wilson Sonsini Goodrich & Rosati as its lead counsel, and has tendered notice to its insurance carriers and underwriters pursuant to the terms of its insurance policies and underwriting agreements. Liberate will be seeking to have the claims against the individual defendants dismissed, and, while litigation is by its nature uncertain, Liberate does not believe that it faces any material exposure arising from these cases.

6. Offerings of Common Stock

  Common Stock

    During the six months ended November 30, 2001, Liberate issued 1,417,570 shares of common stock to employees, directors, and external consultants upon the exercise of stock options, and to employees in connection with purchases through the Company's employee stock purchase plan.

  Warrants

    In fiscal 1999, Liberate entered into agreements with several network operators to issue warrants to purchase up to 4,599,992 shares of its common stock. The warrants can be earned and exercised if those network operators satisfy certain milestones within specific time frames. The fair market value of those warrants is estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it becomes probable that they will be earned. Pursuant to the requirements of EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," those warrants will continue to be revalued in situations where they are granted prior to the completion of a performance commitment. Additionally, those warrants are subject to classification as an offset to revenues up to the amount of cumulative revenue recognized or to be recognized. See Note 1.

    As of November 30, 2001, several network operators had earned warrants to purchase up to 2,336,660 shares of the Company's common stock. Of those warrants earned, warrants to purchase 552,774 shares had been exercised, and warrants to purchase 163,890 shares had been retired to cover the purchase price of those exercises. As of November 30, 2001, warrants to purchase 2,163,332 shares of the Company's common stock were available to be earned in the future, and 100,000 unearned warrants had expired.

    The fair market value of those warrants at the time they were earned, based on the Black-Scholes valuation model, was $117.2 million. As of November 30, 2001, accumulated amortization for those warrants was $45.4 million. Additionally, for the three months ended November 30, 2001, Liberate recorded an impairment charge of $44.8 million in connection with a review of the carrying value of its warrant-related assets for impairment in accordance with SFAS 121. See Note 4. If the remaining warrants are likely to be earned, Liberate may be required to record additional warrant-related assets and non-cash expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The discussion in this Form 10-Q filed on behalf of Liberate Technologies and its wholly owned subsidiaries (collectively, "we" or "us") contains statements that involve expectations or intentions (such as those relating to future business or financial results, new products or features, anticipated deployments, or management strategies). These are forward-looking statements that are subject to risks and uncertainties. Actual results may vary materially due to the risks listed below, risks listed in our other filings with the Securities and Exchange Commission, and unforeseen other factors. We assume no obligation to update any forward-looking statements. You should consider our forward-looking statements in conjunction with our financial statements, related notes, and the other financial information appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K.

Overview

    We are the premier provider of open standards software platforms for delivering enhanced content and services to television viewers around the world. Network operators (such as cable and satellite television operators and telecommunications companies), broadcasters, content providers, and manufacturers of information-oriented consumer devices such as television set-top boxes and game consoles ("consumer devices") can use our software to deliver enhanced content and services. The large majority of our current revenues come from network operators. Our software enables a variety of third-party applications to function across different information networks and different types of consumer devices.

    We began our operations in late 1995 as a division of Oracle. After our incorporation in Delaware in 1996, we raised capital by selling equity positions to a number of investors, including some major network operators. To continue to fund our growth, we offered our stock to the public and became a publicly traded company on July 28, 1999. We raised additional capital in February 2000 through a secondary public offering and again in July 2000 when Cisco Systems invested $100.0 million through a private placement.

    We have also grown by making three acquisitions. Each acquisition was accounted for as a purchase. In August 1997, we acquired Navio in exchange for our equity securities with a fair market value of $77.1 million. In March 2000, we acquired the VirtualModem assets of SourceSuite in exchange for our equity securities with a fair market value of $190.5 million. In June 2000, we acquired MoreCom in exchange for our equity securities with a fair market value of $459.0 million.

    Since our incorporation, we have incurred net losses of $727.4 million. These losses include $359.3 million of amortization expense for purchased intangibles, $172.4 million of research and development expenditures, $82.5 million of write-offs of acquired in-process research and development related to our acquisitions, $45.4 million of amortization expense for warrants, and $44.8 million of warrant-related asset impairment expense. We may incur operating losses in the future as we continue to invest in research and development and consulting and non-recurring engineering services to support our open standards software platform and large-scale deployments by our network operator customers. Additionally, we may incur operating losses due to non-cash expenses such as amortization of purchased intangibles, warrants, and deferred stock compensation; warrant-related asset impairment expense; and excess facilities charges and related asset impairment expense.

Impact of Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached final consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 generally requires that consideration, including equity instruments given to a customer, be classified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. While we are required to adopt these new standards for our quarter ending May 31, 2002, we plan to adopt them for our quarter ending February 28, 2002. In accordance with the transition guidance in EITF 00-25, adoption will require the reclassification of our financial statements for prior periods presented for comparative purposes. Our reclassification of warrant amortization expense under EITF 00-25 and EITF 01-09 will not affect our basic net loss per share, although reclassification will change the presentation of certain revenue and expense items contained within our financial statements.

    We are still assessing the impact EITF 00-25, EITF 01-09, and the accompanying interpretive guidance will have on our financial position, results of operations, and cash flows. We anticipate that reclassification of warrant amortization expense for then-prior periods could be in the range of approximately $10 million to $25 million, and reclassification for then-present and future periods could be in the range of $27 million to $37 million over the next three to four years. These estimates are based on current warrant-related asset balances, estimated future Black-Scholes warrant valuations, and estimated future revenues, and could fluctuate based on our stock price and receipt of revenue from any individual customer.

Results of Operations

  Revenues

    We generate revenues by licensing our client and server products, applications, and tools, largely to network operators (primarily providers of television services) and consumer device manufacturers (primarily set-top box manufacturers). In addition, we generate revenues from consulting, maintenance, and other services provided in connection with those licenses. For the three months ended November 30, 2000 and 2001, total revenues increased 79% in absolute dollars from $11.7 million to $21.0 million. For the six months ended November 30, 2000 and 2001, total revenues increased 85% in absolute dollars from $21.1 million to $39.1 million. Our adoption of EITF 00-25 and EITF 01-09 will materially affect our presentation of license and royalty revenues as well as total revenues in future quarters. See "Risk Factors—Our Adoption Of EITF 00-25 And EITF 01-09 Will Reduce Our Revenues, But Will Not Affect Our Basic Net Loss Per Share." and Note 1 of Notes to Condensed Consolidated Financial Statements.

    For the three months ended November 30, 2000 and 2001, international revenues represented 73% and 66%, respectively, of total revenues. For the six months ended November 30, 2000 and 2001, international revenues represented 66% and 64%, respectively, of total revenues. We anticipate international revenues will continue to represent a significant portion of total revenues for the foreseeable future.

    Deferred revenues, consisting primarily of payments received from customers for prepaid license and royalty fees for undelivered products or prepaid services, decreased from $54.2 million as of May 31, 2001 to $39.2 million as of November 30, 2001. A large portion of the decrease was from customers using these products and services. Additional reductions resulted from the termination and renegotiation of certain customers' rights to use one-time prepayments for unused products and services, partially related to legacy products. We expect deferred revenues to continue to decrease in future periods, as customers deploy our products and services and as customers' rights to other such one-time prepayments terminate. Such decreases may be offset to some extent by our receipt of additional prepayments.

    License and Royalty.  License and royalty revenues consist principally of fees earned from the licensing of our software, as well as royalty fees earned upon the shipment or activation of products that incorporate our software. We typically recognize revenues from software license fees when the licensed product is delivered, collection is probable, the fee for each element of the transaction is fixed and determinable, persuasive evidence of an arrangement exists, and there is vendor-specific objective evidence supporting the allocation of the total fee to all delivered and undelivered elements of the arrangement. In addition to license fees, network operators typically pay server royalty fees on a per subscriber basis. We typically recognize revenue on these server royalty fees when a network operator reports to us that a user of a consumer device has activated the operator's service. We also license our client software to either network operators or consumer device manufacturers, who typically pay us royalties on a per unit basis. We typically recognize client software revenue when a network operator reports to us that one of its subscribers has activated the operator's service or when a consumer device manufacturer reports to us that it has shipped a device.

    For the three months ended November 30, 2000 and 2001, license and royalty revenues increased 79% in absolute dollars from $5.7 million to $10.3 million. These amounts represented 49% of total revenues for each of the respective periods. For the six months ended November 30, 2000 and 2001, license and royalty revenues increased 95% in absolute dollars from $10.3 million to $20.1 million. These amounts represented an increase from 49% to 51% of total revenues for the respective periods. These increases were due to increased deployments to our customers' subscribers and the termination and renegotiation of certain customers' rights to use one-time prepayments for unused products partially related to legacy products. We expect that the implementation of EITF 00-25 and EITF 01-09 will decrease revenues in future periods.

    During the three months ended November 30, 2001, Charter Communications ("Charter") announced that it had selected the Microsoft TV software platform to deploy interactive television services on advanced set-top boxes to one million of its customers over the next seven years. We are renegotiating our contract with Charter regarding deployment of our software on its advanced set-top boxes and anticipate that Charter's prior volume commitment will be reduced or eliminated.

    Service.  Service revenues consist of revenues related to consulting, maintenance, and other services. We generally recognize consulting and other service revenues, including non-recurring engineering and training revenues, as services are performed. Where consulting services are performed under a fixed-price arrangement, revenues are generally recognized on a percentage-of-completion basis. Maintenance services include both updates and technical support. Maintenance revenues are typically recognized ratably over the term of the maintenance agreement, and generally range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided. Where software license agreements include a combination of consulting, maintenance, or other services, these separate elements are unbundled from the arrangement based on each element's relative fair value.

    For the three months ended November 30, 2000 and 2001, service revenues increased 79% in absolute dollars from $6.0 million to $10.8 million. These amounts represented 51% of total revenues for each of the respective periods. For the six months ended November 30, 2000 and 2001, service revenues increased 76% in absolute dollars from $10.8 million to $19.0 million. These amounts represented a decrease from 51% to 49% of total revenues for the respective periods. These increases in absolute dollars were due in part to continued growth in our customer base, which resulted in an increase in integration, implementation, and support services provided to our customers. Additionally, the finalization of certain support contracts with customers who had recently deployed allowed us to recognize revenue for services that we had previously provided to those customers. We expect service revenues to continue to account for a significant portion of total revenues until customers begin deploying consumer devices incorporating our software on a larger scale. We also expect service revenues to increase in absolute dollars to the extent existing and new customers continue to install and initiate deployment of our products.

  Cost of Revenues

    For the three months ended November 30, 2000 and 2001, total cost of revenues increased 52% in absolute dollars from $6.8 million to $10.3 million. These amounts represented a decrease in cost of revenues as a percentage of total revenues from 58% to 49% for the respective periods. For the six months ended November 30, 2000 and 2001, total cost of revenues increased 58% in absolute dollars from $12.7 million to $20.0 million. These amounts represented a decrease in cost of revenues as a percentage of total revenues from 60% to 51% for the respective periods. We anticipate that total cost of revenues will increase in absolute dollars in future periods as a result of increased deployments, the introduction of new third-party technologies, as well as increased levels of service and support for our new and existing customers' installations and implementations.

    License and Royalty.  Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. For the three months ended November 30, 2000 and 2001, cost of license and royalty revenues decreased 15% in absolute dollars from $650,000 to $550,000. These amounts represented a decrease in cost of license and royalty revenues as a percentage of license and royalty revenues from 11% to 5% for the respective periods. For the six months ended November 30, 2000 and 2001, cost of license and royalty revenues decreased 19% in absolute dollars from $1.3 million to $1.0 million. These amounts represented a decrease in cost of license and royalty revenues as a percentage of license and royalty revenues from 12% to 5% for the respective periods. These decreases were due to the renegotiation of a certain third-party software license in the second half of fiscal 2001. We anticipate that the cost of license and royalty revenues as a percentage of license and royalty revenues will continue to fluctuate in future periods as our customers deploy in greater volume, as we introduce new third-party technologies, and as our product and pricing mix changes.

    Service.  Cost of service revenues consists primarily of salary and other related costs for personnel and external contractors. For the three months ended November 30, 2000 and 2001, cost of service revenues increased 60% in absolute dollars from $6.1 million to $9.7 million. These amounts represented a decrease in cost of service revenues as a percentage of service revenues from 102% to 90% for the respective periods. For the six months ended November 30, 2000 and 2001, cost of service revenues increased 66% in absolute dollars from $11.4 million to $19.0 million. These amounts represented a decrease in cost of service revenues as a percentage of service revenues from 106% to 100% for the respective periods. These increases in absolute dollars reflected an increase in the number of both permanent employees and external contractors required to meet our customers' service needs. Cost of service revenues decreased on a percentage basis as we increased service revenues and converted contractors to full-time employees in our services organization. This was offset by the temporary redeployment of research and development personnel to our services organization. In the near term, we expect cost of service revenues to increase in absolute dollars, and our service margins to remain positive.

  Operating Expenses

    Research and Development.  Research and development expenses consist primarily of salary and other related costs for personnel and external contractors, as well as costs related to outsourced development projects necessary to support product development. For the three months ended November 30, 2000 and 2001, research and development expenses decreased 3% in absolute dollars from $11.4 million to $11.0 million. These amounts represented a decrease in research and development expenses as a percentage of total revenues from 97% to 52% for the respective periods. The decrease in absolute dollars for the three months ended November 30, 2001 was primarily due to decreased spending for external contractors and the temporary redeployment of research and development personnel to our service organization. For the six months ended November 30, 2000 and 2001, research and development expenses held constant at $23.5 million. These amounts represented a decrease in research and development expenses as a percentage of total revenues from 111% to 60% for the respective periods. These decreases as a percentage of total revenues were primarily attributable to increased revenues. We believe that continued investment in research and development is critical to attaining our strategic objectives. Consequently, research and development expenses may increase modestly in absolute dollars in future periods. However, if revenues increase, we expect research and development expenses to decline as a percentage of total revenues in the long term.

    Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and other employee-related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and facilities for regional offices. For the three months ended November 30, 2000 and 2001, sales and marketing expenses increased 11% in absolute dollars from $5.7 million to $6.3 million. These amounts represented a decrease in sales and marketing expense as a percentage of total revenues from 49% to 30% for the respective periods. The increase in absolute dollars for the three months ended November 30, 2001 was attributable to increased staffing and employee-related costs, partially offset by decreased spending for trade shows and public relations. For the six months ended November 30, 2000 and 2001, sales and marketing expenses increased 21% in absolute dollars from $10.7 million to $12.9 million. These amounts represented a decrease in sales and marketing expense as a percentage of total revenues from 51% to 33% for the respective periods. The increase in absolute dollars for the six months ended November 30, 2001 was attributable to increased staffing and employee-related costs and an increase in bad debt expense. We believe sales and marketing expenses will increase in absolute dollars in future periods as we expand our direct sales and marketing efforts worldwide. However, if revenues increase, we expect sales and marketing expenses to decrease as a percentage of total revenues in the long term.

    General and Administrative.  General and administrative expenses consist primarily of salaries and other employee-related costs for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; as well as non-income-based taxes. For the three months ended November 30, 2000 and 2001, general and administrative expenses increased 16% in absolute dollars from $2.6 million $3.0 million. These amounts represented a decrease in general and administrative expenses as a percentage of total revenues from 22% to 15% for the respective periods. For the six months ended November 30, 2000 and 2001, general and administrative expenses increased 23% in absolute dollars from $5.2 million to $6.4 million. These amounts represented a decrease in general and administrative expenses as a percentage of total revenues from 25% to 16% for the respective periods. These increases in absolute dollars were primarily due to increases in employee-related costs and non-income-based taxes, partially offset by decreases in spending for professional services and external contractors. In the near term, we believe these expenses will increase modestly in absolute dollars as we continue to add personnel and expand our infrastructure. However, if revenues increase, we expect these expenses to decrease as a percentage of total revenues in the long term.

    Amortization of Purchased Intangibles.  Purchased intangibles represent the purchase price of companies that we have acquired in excess of identified tangible assets and are amortized over three years. Since our inception, we have recorded purchased intangibles related to three acquisitions:

  •
  In August 1997, we acquired Navio. In connection with the acquisition, we issued 17,441,322 shares of Series B and C convertible preferred stock and stock options to acquire 6,315,780 shares of Series C convertible preferred stock in exchange for all of the outstanding common stock, preferred stock, and options to purchase shares of Navio common stock. The acquisition was accounted for as purchase. The fair market value of the equity securities issued in the acquisition was $77.1 million. We recorded $18.3 million of purchased intangibles related to the Navio acquisition.

  •
  In March 2000, we acquired the VirtualModem assets of SourceSuite in exchange for 1,772,000 shares of our common stock. The acquisition was accounted for as a purchase. The fair market value of the equity securities issued in the acquisition was $190.5 million. We recorded $192.0 million of purchased intangibles related to the SourceSuite acquisition.

  •
  In June 2000, we acquired MoreCom. In connection with the acquisition, we issued 7,310,830 shares of common stock in exchange for all of the outstanding stock of MoreCom and assumed all of MoreCom's stock options. The acquisition was accounted for as a purchase. The fair market value of the equity securities issued in the acquisition was $459.0 million. We recorded $470.9 million of purchased intangibles related to the MoreCom acquisition.

    For the three months ended November 30, 2000 and 2001, amortization of purchased intangibles expense was $55.3 million and $55.2 million, respectively. For the six months ended November 30, 2000 and 2001, amortization of purchased intangibles expense was $105.5 million and $110.4 million, respectively. We expect amortization of purchased intangibles expense to remain relatively flat in the near term. However, upon adoption of SFAS No. 142, "Goodwill and Other Intangibles," as of June 1, 2002, we will cease to record approximately $217.7 million annually of amortization expense attributable to goodwill.

    Warrant-Related Asset Impairment.  For the three months and six months ended November 30, 2001, we recorded warrant-related asset impairment expense of $44.8 million. This charge was recorded to reduce the carrying value of certain warrant-related assets to a level equal to the expected future revenues from the holders of those warrants during the amortization period of those warrants. We did not record warrant-related asset impairment expense for the three months or six months ended November 30, 2000. We will continue to evaluate warrants for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of."

    Amortization of Warrants.  As of November 30, 2001, several network operators had earned warrants to purchase up to 2,336,660 shares of our common stock. The fair market value of those warrants at the time they were earned, based on the Black-Scholes pricing model, was $117.2 million. For each of the three months ended November 30, 2000 and 2001, warrant amortization expense was $5.7 million. For the six months ended November 30, 2000 and 2001, warrant amortization expense was $11.8 million and $11.4 million, respectively. We expect warrant amortization expense to decrease from present levels due to the warrant-related asset impairment charge described above, which reduced the current carrying value of our warrant-related assets to $27.0 million. Additionally, warrant amortization expense will decrease as a result of the implementation of EITF 00-25 and EITF 01-09 in the next fiscal period to the extent that warrant amortization expense is reclassified as an offset to respective revenues. We expect increases in warrant amortization expense as additional warrants are earned, accelerated, or modified.

    Excess Facilities Charge.  For the six months ended November 30, 2001, we recorded an excess facilities charge of $7.0 million, related to a change in estimated future income from previously sublet excess facilities. We did not record an excess facilities charge for the three months ended November 30, 2000 and 2001, or six months ended November 30, 2000. If current market conditions for the commercial real estate market worsen, we may be required to record additional charges.

    Amortization of Deferred Stock Compensation.  Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date. Deferred stock compensation for stock options granted to employees and others is amortized on a straight-line basis over the vesting period of such options. For the three months ended November 30, 2000 and 2001, amortization of deferred stock compensation expense was $476,000 and $423,000, respectively. For the six months ended November 30, 2000 and 2001, amortization of deferred stock compensation expense was $975,000 and $858,000, respectively. These decreases were attributable to employee terminations. We expect deferred stock compensation expense to continue to decrease through the end of fiscal 2003, as employees terminate and stock options granted prior to our initial public offering continue to vest.

    Acquired In-Process Research and Development.  Acquired in-process research and development expense consists of the value of research projects and products that were in process on the date of certain acquisitions that, in the opinion of management, had not reached technological feasibility and had no alternative future use. For the three months and six months ended November 30, 2000, acquired in-process research and development expense related to our acquisition of MoreCom was $22.4 million. We did not record acquired in-process research and development expense for the three months or six months ended November 30, 2001.

  Interest Income

    Interest income consists of interest earned on our cash and cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. For the three months ended November 30, 2000 and 2001, interest income decreased 49% in absolute dollars from $8.3 million to $4.2 million. For the six months ended November 30, 2000 and 2001, interest income decreased 40% in absolute dollars from $15.9 million to $9.6 million. These decreases were primarily due to lower cash balances, declining market interest rates, and the maturation of some of our longer-term investments previously invested at higher yields. We expect interest income to continue to decline because of anticipated decreases in our cash balances and the continuing decline of market interest rates.

  Other Expense, Net

    Net other expense consists of losses on disposals of fixed assets, the write-down of assets whose value had been permanently impaired, foreign currency exchange gains and losses, and other non-operating income and expenses. For the three months ended November 30, 2000 and 2001, net other expense increased 84% in absolute dollars from $369,000 to $679,000. The increase was attributable to foreign currency exchange gains and losses, and losses on disposals of fixed assets. For the six months ended November 30, 2000 and 2001, net other expense increased 127% in absolute dollars from $569,000 to $1.3 million. The increase in net other expense was due to the write-down of assets whose value had been permanently impaired, losses on disposals of fixed assets, and foreign currency exchange gains and losses.

  Income Tax Provision

    Income tax provision consists of foreign withholding tax expense and foreign and state income taxes. Income tax provision was $186,000 for the three months ended November 30, 2001. We did not record an income tax provision for the three months ended November 30, 2000. For the six months ended November 30, 2000 and 2001, income tax provision increased 99% from $204,000 to $405,000. These increases consisted primarily of foreign withholding and income taxes. We expect income tax provision to increase as we expand into other international regions.

Liquidity and Capital Resources

    As of November 30, 2001, cash, cash equivalents, short-term investments, and long-term investments were $430.4 million. Our principal source of liquidity was cash and cash equivalents of $138.0 million.

    For the six months ended November 30, 2000, net cash used in operating activities was $34.0 million. This amount was comprised of a net loss of $156.6 million (which included $143.1 million of non-cash adjustments to reconcile net cash to net cash used in operations), $10.3 million of deferred revenues, and $6.2 million of accrued liabilities.

    For the six months ended November 30, 2001, net cash used in operating activities was $20.8 million. This amount was comprised of a net loss of $190.5 million (which included $173.3 million of non-cash adjustments to reconcile net cash to net cash used in operations) and $15.0 million of deferred revenues. These amounts were offset by $4.7 million of other long-term liabilities, $2.4 million of prepaid expenses and other current assets, $1.4 million of accrued liabilities, and $1.1 million of accounts receivable.

    For the six months ended November 30, 2000, net cash used in investing activities of $62.6 million was primarily comprised of $183.1 million of purchases of investments, $3.7 million of purchases of property and equipment, and $3.0 million of purchases of equity investments, offset by $127.7 million of proceeds from maturities of investments.

    For the six months ended November 30, 2001, net cash provided by investing activities of $27.3 million was comprised of $243.7 million of proceeds from maturities of investments, offset by $212.0 million purchases of investments and $3.2 million of purchases of property and equipment.

    For the six months ended November 30, 2000, net cash provided by financing activities of $103.8 million was comprised of $100.0 million of proceeds from our private placement in July 2000. Additionally, net cash provided by financing activities included $4.2 million of proceeds from issuance of common stock to employees, directors, and external consultants through our stock option plan, and to employees in connection with purchases through our employee stock purchase plan.

    For the six months ended November 30, 2001, net cash provided by financing activities of $4.5 million was primarily comprised of the proceeds from the issuance of common stock to employees, directors, and external consultants through our stock option plan, and to employees in connection with purchases through our employee stock purchase plan.

    As of November 30, 2001, our outstanding short- and long-term obligations were $8.9 million, and consisted primarily of an excess facilities charge, deferred rent expense and capital lease commitments. We did not have any material commitments for capital expenditures. We anticipate that capital expenditures for fiscal 2002 will not exceed fiscal 2001 levels.

    Under a development agreement entered into with Motorola in April 1999 and amended in August 2001, we are committed to pay $8.9 million in development fees for certain services to be performed by Motorola. These fees are being paid out over a three-year period. During the six months ended November 30, 2000 and 2001, we paid $893,000 and $2.5 million to Motorola, respectively. As of November 30, 2001, $1.8 million remained payable under this agreement.

    Through the Liberate Corporate Venture Fund, we have invested $15.9 million in our portfolio of companies. As of November 30, 2001, our net equity investments were valued at $10.6 million and included a write down of $5.3 million of equity investments that we determined had been permanently impaired in the fourth quarter of fiscal 2001. In June 2001, we committed to invest $2.0 million in China Broadband (H.K.) for reinvestment in China New Broadband Video and Communication, a Chinese joint venture that makes interactive television software. We made the first investment of $750,000 during the six months ended November 30, 2001 and will make the balance of the investment in four phases through the first half of fiscal 2003, based upon the achievement of specific technical and commercial milestones. We plan to continue to identify additional opportunities to make strategic investments.

    In January 2001, we extended loans in exchange for promissory notes from Coleman Sisson, our President and Chief Operating Officer, and David Limp, our Executive Vice President and Chief Strategy Officer. In April 2001, we extended a loan in exchange for a promissory note from Donald Fitzpatrick, our Executive Vice President, Sales and Service. Each loan is for $500,000, carries an interest rate of 5.9% compounded annually, and is due and payable two years from issuance. As of November 30, 2001, we recorded interest receivable of $45,000 related to these promissory notes. In January 2001, we also entered into employee retention agreements with Mr. Sisson, Mr. Fitzpatrick, and Mr. Limp. Each retention agreement provides approximately $820,000 to the employee over the next two years of continued service. As of November 30, 2001, $73,000 had been paid to each of these executives under these agreements.

    As of November 30, 2001, we had committed, under a binding Letter of Understanding, to pay up to $5.0 million related to potential future marketing activities. These amounts will be expensed when and if incurred.

    In addition to funding normal operating expenses, we anticipate requiring cash to finance our growth, pay outstanding commitments, and acquire products and technologies to complement our existing business. We believe that the net proceeds from our various offerings, together with cash and cash equivalents generated from operations, if any, will be sufficient to meet our working capital requirements for at least the next twelve months. However, if we should need additional financing at some point in the future, there is no guarantee that it would be available to us on favorable terms, if at all.

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

    Interactive television networks and other consumer-device networks are complex systems, requiring the successful interaction of many elements in order to be technologically and financially attractive to deploy. Many network operators seek to deploy a complete interactive television system, including features such as video-on-demand and guide services, rich content, and robust infrastructure support. Several vendors are typically involved in providing the content and applications that comprise a complete interactive television system. For us to be successful, our products must operate with the other elements of a complete system. For example, we will need to attract third-party developers to create content and applications for our platform and we may not be successful in doing so.

    In different regions of the world, certain elements of interactive television systems may be controlled by a single company or a few large companies. For example, in the United States—one of the largest potential markets for interactive television—the manufacture of set-top boxes and ownership of cable networks are relatively concentrated. Development of the interactive television market may be slowed if these companies do not participate in the deployment of interactive television, charge excessive fees, or do not adopt industry standards that permit interconnection and a uniform environment for developing applications and content.

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

    Because the large-scale deployment of products and services incorporating our technology is complex, time-consuming, and expensive, network operators are cautious about proceeding with such deployments. While we believe that products and services based on our technology will have significant value to network operators (in the form of opportunities to generate additional revenues per subscriber from interactive applications, such as video-on-demand, and the loss of fewer subscribers to competing services), there is only limited data available to demonstrate to network operators that they will receive attractive returns on their investments. Moreover, the customization process for new customers requires a lengthy and significant commitment of resources by our customers and us. The commitment of resources required by our customers may slow deployment, which could, in turn, delay market acceptance of these products and services. Also, many of our customers rely on debt-based financing and subscriber revenues to fund their deployments, so economic conditions that reduce either of these sources of financing may slow or stop deployment, or make it more difficult to collect receivables. Unless network operators introduce and promote products and services incorporating our technology in a successful and timely manner, our software platform will not achieve widespread acceptance, consumer device manufacturers will not use our software in their products, and our revenues will not grow as quickly as expected, if at all.

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

    While we have entered into a number of agreements with consumer device manufacturers, none of these manufacturers is contractually obligated to introduce or promote consumer devices incorporating our technology, nor are any of them contractually required to achieve any specific production schedule. Moreover, our agreements with consumer device manufacturers are generally not exclusive, so consumer device manufacturers with whom we have agreements may enter into similar license agreements with one or more of our competitors. Our failure to convince consumer device manufacturers to incorporate our software platform into their products or modify their products to operate with our software, or the failure of these products to achieve broad acceptance with retailers and consumers, will result in our revenues not growing as quickly as expected, if at all.

A Continued Downturn In Macroeconomic Conditions Could Reduce Sales Of Our Products And Services Or Result In Collection Difficulties.

    Economic growth in the United States and internationally has slowed significantly in the past several quarters and there is considerable uncertainty relating to the prospects for near-term economic growth worldwide. In this economic climate, the large debt burdens and cash constraints of some of our customers may interfere with their ability to meet their payment obligations. The economic slowdown and uncertainty may harm our business by reducing our customers' spending and the rate at which they accept our technology and services or by making it more difficult for us to collect our receivables. In the future, we may experience substantial fluctuations from period to period as a consequence of general economic conditions affecting the timing of orders from major customers and other factors affecting the capital spending or financial condition of our customers. There can be no assurance that these factors will not harm our business, financial condition, or operating results.

Our Limited Operating History Makes Evaluation Of Our Business Difficult.

    We were incorporated in April 1996 and began shipping our initial products to customers in the last quarter of fiscal 1997. Our limited operating history makes evaluation of our business and prospects difficult. In addition, any evaluation of our business and prospects must be made in light of the risks and unexpected expenses and difficulties frequently encountered by companies in an early stage of development in a new market. For us, these risks include:

  •
  Uncertainty of broad acceptance by retailers and consumers of network services such as interactive television and of information-oriented consumer devices, primarily cable and satellite set-top boxes, as well as game consoles, smart phones, and personal digital assistants;

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

If We Do Not Meet Our Announced Pro Forma Profitability Goal, Our Stock Price Could Decline.

    We have announced that we expect to achieve profitability on a pro forma basis in the first half of fiscal 2003. Our pro forma results will exclude special charges that include items such as the revenue offset from amortization expense for warrants in accordance with EITF 00-25 and EITF 01-09; amortization expense for purchased intangibles, warrants, and deferred stock compensation; warrant-related impairment expense; and excess facilities charges and related asset-impairment expense. See "Risk Factors—Our Adoption Of EITF 00-25 And EITF 01-09 Will Reduce Our Revenues, But Will Not Affect Our Basic Net Loss Per Share" and Note 1 of Notes to Condensed Consolidated Financial Statements.

    Since our inception, we have not had a profitable quarter, on a pro forma basis or otherwise, and may never achieve or sustain profitability. For the six months ended November 30, 2000 and 2001, we incurred a net loss of $156.6 million and $190.5 million, respectively. We could continue to incur significant losses and negative cash flows in the near future, which would adversely affect our stock price, business, and financial condition.

    To meet our pro forma profitability goal, we will have to increase revenues at a faster pace than expenses. Although historically our revenues have increased every fiscal year, we may not be able to sustain our historical revenue growth rates. Our ability to achieve pro forma profitability will depend in part upon substantially increased license and royalty revenues from deployments in North America, which are largely beyond our control. Pro forma profitability will also depend upon our ability to increase our higher-margin license and royalty revenues as a percentage of total revenues and to improve our services margins. From the beginning of fiscal 1997 through November 30, 2001, our customers have primarily been in the design and implementation phases with our products, and we have derived over half of our revenues from services and not from license and royalty fees. Some of our current and historical revenues consist of one-time revenues derived from the termination of certain customers' unused rights to use prepayments for products and services. In the future, we will need to substantially increase our sources of sustainable revenue to maintain our historical pro forma rates of revenue growth. If we are unable to increase revenues sufficiently and keep expenses flat or slightly higher than current levels, we will not be able to achieve pro forma profitability on the timeline we have announced and our stock price could decline. See "Risk Factors—Our Success Depends On A Limited Number Of Network Operators Introducing And Promoting Products And Services Incorporating Our Technology," "Risk Factors—Our Success Depends On Consumer Device Manufacturers Introducing And Promoting Products That Incorporate Or Operate With Our Technology," and "Risk Factors—A Continued Downturn In Macroeconomic Conditions Could Reduce Sales Of Our Products And Services Or Result In Collection Difficulties."

Our Adoption Of EITF 00-25 And EITF 01-09 Will Reduce Our Revenues, But Will Not Affect Our Basic Net Loss Per Share.

    Recently issued accounting standards will affect how we account for the warrants we have issued to network operators. See "Risk Factors—We May Incur Net Losses Or Increased Net Losses If We Are Required To Record A Significant Accounting Expense Related To The Issuance Of Warrants". Emerging Issues Task Force 00-25 and 01-09 generally require that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. While we are required to adopt these new standards for our quarter ending May 31, 2002, we plan to adopt them for our quarter ending February 28, 2002. In accordance with the transition guidance in EITF 00-25, adoption will require the reclassification of financial statements for prior periods presented for comparative purposes. Our reclassification of warrant amortization expense under EITF 00-25 and EITF 01-09 will not affect our basic net loss per share, although reclassification will change the presentation of certain revenue and expense items contained within our financial statements.

    We are still assessing the impact EITF 00-25, EITF 01-09, and the accompanying interpretive guidance will have on our financial position, results of operations, and cash flows. We anticipate that reclassification of warrant amortization expense for then-prior periods could be in the range of approximately $10 million to $25 million, and reclassification for then-present and future periods could be in the range of $27 million to $37 million over the next three to four years. These estimates are based on current warrant-related asset balances, estimated future Black-Scholes warrant valuations, and estimated future revenues, and could fluctuate based on our stock price and receipt of revenue from any individual customer.

    While these accounting changes will not affect our basic net loss per share, to the extent that analysts or investors value us on the basis of our revenues, our stock price could decline.

We May Incur Net Losses Or Increased Net Losses If We Are Required To Record A Significant Accounting Expense Related To The Issuance Or Impairment Of Warrants.

    In fiscal 1999, we entered into agreements with several network operators to issue warrants to purchase up to 4,599,992 shares of our common stock. The warrants can be earned and exercised if those network operators satisfy certain milestones within specific time frames. The fair market value of those warrants is estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it becomes probable that they will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," those warrants will continue to be revalued in situations where they are granted prior to the completion of a performance commitment. See also the discussion of EITF 00-25 and EITF 01-09 in Note 1 of Notes to Condensed Consolidated Financial Statements, "Recent Accounting Pronouncements" for an explanation of how we will classify warrants in our financial statements.

    As of November 30, 2001, several network operators had earned warrants to purchase up to 2,336,660 shares of our common stock. Of those warrants earned, warrants to purchase 552,774 shares had been exercised, and warrants to purchase 163,890 shares had been retired to cover the purchase price of those exercises. As of November 30, 2001, warrants to purchase 2,163,332 shares of our common stock were available to be earned in the future, and 100,000 unearned warrants had expired. The fair market value of those warrants at the time they were earned, based on the Black-Scholes valuation model, was $117.2 million. As of November 30, 2001, accumulated amortization for those warrants was $45.4 million. Additionally, in November 2001, we recorded a charge of $44.8 million in connection with a review of the carrying value of the warrant-related assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of". See Note 4 of Notes to Condensed Consolidated Financial Statements, "Excess Facilities Charge and Asset Impairment."

    We are considering accelerating or making other modifications to these warrants to motivate those network operators to deploy our software. If the remaining warrants are earned, accelerated, modified, or impaired, we may be required to record additional significant non-cash expenses or offsets to revenues. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and result in a decline of our stock price.

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

We Have Relied And Expect To Continue To Rely On A Limited Number Of Customers For A Significant Portion Of Our Revenues.

    We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of customers. For the six months ended November 30, 2000, our three largest customers accounted for 50% of our total revenues, with Telewest, NTL, and AOL each accounting for more than 10% of total revenues. For the six months ended November 30, 2001, our five largest customers accounted for 51% of our total revenues, with Telewest and NTL each accounting for more than 10% of total revenues. We expect that we will continue to depend upon a limited number of customers for a significant portion of our revenues in future periods, although the specific customers may vary from period to period. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases fewer of our products or services, defers or cancels orders, meets its payment obligations, or terminates its relationship with us, our revenues could decline significantly.

International Revenues Account For A Significant Portion Of Our Revenues; Accordingly, If We Are Unable To Expand Or Hedge Our International Operations In A Timely Manner, Our Financial Results Will Be Harmed.

    For the six months ended November 30, 2000 and 2001, international revenues represented 66% and 64% of our total revenues, respectively. Revenues by region are as follows (in thousands):

	Six months ended November 30,
	2000	2001
Europe	$9,855	$19,544
North America	8,599	15,257
Asia	2,678	4,320

Consolidated	$21,132	$39,121

    International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the origin of the sales contract. For the six months ended November 30, 2000 and 2001, European revenues included United-Kingdom-based revenues of $8.4 million and $14.6 million, respectively. In addition, for the six months ended November 30, 2000 and 2001, North American revenues included United-States-based revenues of $7.2 million and $14.0 million, respectively.

    We expect to derive a significant portion of our revenues for the foreseeable future from sources outside the United States, especially as we increase our sales and marketing activities with respect to international licenses. Accordingly, our success will depend, in part, upon international economic, political, legal, and regulatory conditions and our ability to manage international sales and marketing operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel, and increase our foreign direct and indirect sales forces. This expansion will require significant management attention and resources, which could divert attention from other aspects of our business. Failing to expand our international operations in a timely manner would limit the growth of our international revenues. See Note 2 of Notes to Condensed Consolidated Financial Statements.

    To date, the majority of our revenues and costs have been denominated in U.S. dollars and so the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. However, expanded international operations are likely to result in increased foreign currency receivables and payables. Although we may from time to time undertake foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, we do not currently do so. Accordingly, any fluctuation in the value of foreign currency could seriously harm our international revenues and results of operations.

Competition From Bigger, Better Capitalized Competitors Could Result In Price Reductions, Reduced Gross Margins, And Loss Of Market Share.

    We face intense competition in licensing software for networks and consumer devices. Our principal competitors in the client software market include Microsoft, OpenTV, Canal + Technologies, and PowerTV (a wholly-owned subsidiary of Scientific Atlanta). Our primary competitor in the server market is Microsoft. Additionally, certain interactive television applications developers, such as Gemstar-TV Guide, NDS Group (a non-wholly owned subsidiary of News Corporation), and Wink Communications, may expand into the interactive television platform market where we compete. We expect additional competition from other established and emerging companies in the television, computing, software, and telecommunications sectors and from stronger competitors created by the current consolidation in our industry. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues, and loss of market share.

    Several of our existing and potential competitors have one or more of the following advantages: longer operating histories, larger customer bases, greater name recognition, more patents relating to important technologies, and significantly greater financial, technical, sales and marketing, and other resources. This may place us at a disadvantage in responding to their pricing strategies, technological advances, advertising campaigns, strategic partnerships, and other initiatives. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer or governmental requirements, or to devote greater resources to the development, marketing, promotion, and sale of their technologies than we can. In addition, many of our competitors have well-established relationships with our current and potential customers. Some of our competitors, particularly Microsoft, have made and may continue to make large strategic investments in our current and potential customers. Such investments may allow our competitors to strengthen existing relationships or quickly establish new relationships with our current or potential customers.

Our Products May Contain Errors Or Be Unable To Support And Manage A Potentially Unlimited Number Of Users.

    Software development is an inherently complex and subjective process, which frequently results in products that contain errors as well as defective or non-competitive features or functions. Moreover, our technology is integrated into the products and services of our network operator customers. Accordingly, a defect, error, or performance problem with our technology could cause our customers' cable and satellite television or other telecommunications systems to fail for a period of time. Any such failure could cause severe customer service and public relations problems for our customers and could result in delayed or lost revenue due to adverse customer reaction, negative publicity, and damage claims.

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

    Several other companies involved in the interactive television market have large patent portfolios that they have aggressively sought to enforce. While we do not believe we currently infringe such patents, and believe that we have valuable patents that we could seek to enforce in the event of litigation, claims of infringement are always possible, and success in litigation or other successful resolution of claims is by no means assured.

    We currently do not have liability insurance to protect against the risk that our own technology or licensed third-party technology infringes the intellectual property of others. Claims relating to our intellectual property, regardless of their merit, could seriously harm our ability to develop and market our products and manage our day-to-day operations because they could be time-consuming and costly to defend, divert management's attention and resources, cause product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements.

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

Oracle Holds A Substantial Portion Of Our Stock And Could Cause Our Stock Price To Decline With Large Sales Of Our Stock.

    As of December 30, 2001, Oracle beneficially owned 33,399,843 shares, 31% of our outstanding common stock, based on 106,563,593. These shares are held by two co-trustees for the benefit of Delphi Asset Management, a wholly owned subsidiary of Oracle, subject to the terms of a trust agreement that is intended to be irrevocable and will be effective for as long as any shares of our stock are held by Delphi Asset Management (or by the co-trustees for its benefit). The trust agreement specifies that these shares will be voted in proportion to all other voted shares of Liberate. Under a standstill agreement, Delphi Asset Management has agreed not to acquire any more shares of our common stock; not to sell, transfer, or encumber the shares of our common stock beneficially owned by it, except in certain limited ways; and not to seek to control or influence the management or business of Liberate. If Oracle were to sell large amounts of its holdings, our stock price could decline and we could find it difficult to raise capital through the sale of additional equity securities.

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

We May Not Be Successful In Making Strategic Investments.

    In fiscal 2001, we established the Liberate Corporate Venture Fund to make strategic investments in other companies. In most instances, we make investments in return for equity securities of private companies, for which there is no public market. These companies may be expected to incur substantial losses and may never become profitable, publicly traded companies. If no active trading market develops for these securities, or these securities are not attractive to other investors, we may never realize any return on these investments. During fiscal 2001, we wrote down these investments by $5.3 million, as their fair market value had been permanently impaired. If these companies are not successful, we could incur additional future charges related to write-downs or write-offs of these types of assets. Losses or charges resulting from these investments could harm our basic net loss.

Failure To Manage Our Growth Could Harm Our Ability To Reach Profitability, Deliver Products In A Timely Manner, Fulfill Existing Customer Commitments, And Attract And Retain New Customers.

    Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, and financial resources, especially as more network operators and consumer device manufacturers incorporate our software into their products and services. This potential for rapid growth is particularly significant in light of the large customer bases of network operators and consumer device manufacturers and the frequent need to tailor our products and services to our customers' unique needs. To the extent we add several customers simultaneously or add customers whose product needs require extensive customization, we may need to significantly expand our operations. Moreover, we expect to expand our domestic and international operations by, among other things, expanding the number of employees in consulting and engineering services, and sales and marketing.

    Our future success will depend, in part, upon the ability of our senior management to manage growth efficiently and effectively. This will require us to implement additional management information systems; to further develop our operating, administrative, financial, and accounting systems and controls; to hire additional personnel; to develop additional levels of management; to locate additional office space internationally; and to maintain close coordination among our research and development, sales and marketing, services and support, and administrative organizations. Failure to meet any of these requirements in a cost-effective manner could harm our ability to reach profitability, deliver products in a timely manner, fulfill existing customer commitments, and attract and retain new customers.

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

    We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future. The commercial real estate market in the San Francisco Bay Area has developed such a large excess inventory of office space that we now believe we will be unable to sublease a substantial portion of our excess office space in the near future. Accordingly, during the six months ended November 30, 2001, we recorded a charge of $7.5 million, representing an excess facilities charge of $7.0 million and $503,000 in related charges. The excess facilities charge represented the remaining lease commitments for vacant facilities, net of expected sublease income. If current market conditions for the commercial real estate market worsen, we may be required to record additional charges.

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

    Since our inception, cash used in our operations has substantially exceeded cash received from our operations and we expect this trend to continue for the near future. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. At some point in the future, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to develop our products and services, acquire complementary technologies or businesses, open new offices, hire and retain employees, or respond to competitive pressures or new business requirements.

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

We Have Been Named In Securities Class-Action Litigation And May Be Named In Additional Litigation.

    Beginning May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the Southern District of New York against several of the firms that underwrote Liberate's initial public offering, naming Liberate and certain of its officers and directors as co-defendants. Follow-on suits have made similar allegations regarding our secondary offering, and have added additional officers and directors as co-defendants. The plaintiffs allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectuses. These cases have now been consolidated with several hundred other cases against underwriters and other issuers. We have retained Wilson Sonsini Goodrich & Rosati as our lead counsel, and have tendered notice to our insurance carriers and underwriters pursuant to the terms of the insurance policies and underwriting agreements. We will be seeking to have the claims against the individual defendants dismissed, and, while litigation is by its nature uncertain, we do not believe that we face any material exposure arising from these cases.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

    As of November 30, 2001, our investment portfolio included $381.4 million of U.S. government obligations, commercial paper, and other corporate securities, that may increase or decrease in value if interest rates change prior to maturity. We do not use derivative financial instruments in our investment portfolio. We place our investments only with quality issuers who have earned high credit ratings, and by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and seek to preserve our invested funds by limiting the fault risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to typically hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

Foreign Currency/Exchange Rate Risk

    We transact business in various foreign currencies and, accordingly, are subject to adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material, as the majority of our revenues and operating expenses are denominated in U.S. dollars. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We do not currently use financial instruments to hedge these revenues or operating expenses.

Part II. Other Information

Item 1.  Legal proceedings

    Beginning May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the Southern District of New York against several of the firms that underwrote Liberate's initial public offering, naming Liberate and certain of its officers and directors as co-defendants. Follow-on suits have made similar allegations regarding Liberate's secondary offering, and have added additional officers and directors as co-defendants. The plaintiffs allege that the underwriters received excessive and improper commissions that were not disclosed in Liberate's prospectuses. These cases have now been consolidated with several hundred other cases against underwriters and other issuers. Liberate has retained Wilson Sonsini Goodrich & Rosati as its lead counsel, and has tendered notice to its insurance carriers and underwriters pursuant to the terms of its insurance policies and underwriting agreements. Liberate will be seeking to have the claims against the individual defendants dismissed, and, while litigation is by its nature uncertain, Liberate does not believe that it faces any material exposure arising from these cases.

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

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission Of Matters to a Vote of Securities Holders

    We held our Annual Meeting of Stockholders in San Carlos, California on October 30, 2001. Of the 105,262,359 shares outstanding as of the record date, 77,782,460 shares were present or represented by proxy and the following actions were voted upon:

  a)
  To elect the following members of the Board of Directors to serve until the next Annual Meeting or until their successors have been duly elected and qualified:

	For	Withheld
Mitchell E. Kertzman	74,766,511	3,015,949
David J. Roux	77,646,954	135,506
Charles N. Corfield	77,675,622	106,838
Dana L. Evan	77,667,639	114,821
Dr. David C. Nagel	77,675,172	107,288
  b)
  To ratify the selection of Arthur Andersen, LLP as our independent public accountants for the fiscal year ending May 31, 2002:

For	Against	Abstain
77,481,735	74,293	226,432

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit
3.1	Amended and Restated Bylaws of Liberate.
10.5	1999 Equity Incentive Plan, as amended to date.
10.6	1999 Employee Stock Purchase Plan, as amended to date.

(b) Reports on Form 8-K

    None.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberate Technologies
Date: January 14, 2002 by:	/s/ NANCY J. HILKER Nancy J. Hilker, Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

QuickLinks

LIBERATE TECHNOLOGIES FORM 10-Q For The Quarter Ended November 30, 2001 TABLE OF CONTENTS
Part I. Financial Information
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
Signature