Form 10-Q
period 2002-02-28
LIBERATE TECHNOLOGIES
filed 2002-04-12
CIK 1085776

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 000-26565

LIBERATE TECHNOLOGIES
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation)	94-3245315 (I.R.S. Employer Identification No.)
2 Circle Star Way, San Carlos, California (Address of principal executive office)	94070-6200 (Zip Code)

(650) 701-4000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

106,829,157 shares of the Registrant's common stock were outstanding as of March 31, 2002.

LIBERATE TECHNOLOGIES
FORM 10-Q
For The Quarter Ended February 28, 2002

Part I. Financial Information

Item 1. Financial Statements

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
Unaudited

	May 31, 2001	February 28, 2002
Assets
Current assets:
Cash and cash equivalents	$126,989	$157,376
Short-term investments	149,161	75,197
Accounts receivable, net	11,055	15,069
Receivable from affiliate, net	174	174
Prepaid expenses and other current assets	8,955	6,927

Total current assets	296,334	254,743
Property and equipment, net	19,085	14,922
Purchased intangibles, net	432,223	266,092
Restricted cash	8,788	9,188
Long-term investments	184,757	190,682
Warrants	83,243	24,876
Notes receivable from officers	1,534	1,596
Other	511	781

Total assets	$1,026,475	$762,880

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,699	$3,245
Accrued liabilities	13,389	16,060
Accrued payroll and related expenses	5,083	6,132
Accrued restructuring costs	—	1,594
Current portion of capital leases	672	471
Deferred revenues	54,216	28,152

Total current liabilities	75,059	55,654
Capital lease obligations, net of current portion	389	19
Excess facilities and asset impairment charge, net of current portion	—	3,825
Other long-term liabilities	1,345	1,749

Total liabilities	76,793	61,247

Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock	1,047	1,067
Contributed and paid-in capital	1,428,110	1,434,658
Warrants	59,897	60,157
Deferred stock compensation	(3,087)	(1,592)
Accumulated other comprehensive income	636	815
Accumulated deficit	(536,921)	(793,472)

Total stockholders' equity	949,682	701,633

Total liabilities and stockholders' equity	$1,026,475	$762,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
	as adjusted (Note 1)		as adjusted (Note 1)	as adjusted (Note 1)
Revenues:
License and royalty (1)	$7,669	$10,675	$6,762	$28,825
Service (2)	6,299	13,008	17,679	32,522

Total revenues	13,968	23,683	24,441	61,347

Cost of revenues:
License and royalty	499	657	1,760	1,685
Service (2)	8,171	10,355	20,154	29,845

Total cost of revenues	8,670	11,012	21,914	31,530

Gross margin	5,298	12,671	2,527	29,817

Operating expenses:
Research and development	14,758	11,219	38,268	34,760
Sales and marketing	5,816	6,689	16,557	19,638
General and administrative	2,932	3,087	8,151	9,528
Amortization of purchased intangibles	55,289	55,210	160,838	165,631
Warrant-related asset impairment	—	—	—	44,840
Amortization of warrants (1)	4,782	1,407	5,340	10,900
Excess facilities and asset impairment charge	—	—	—	7,479
Restructuring costs	—	3,075	—	3,075
Amortization of deferred stock compensation	464	412	1,439	1,269
Acquired in-process research and development	—	—	22,425	—

Total operating expenses	84,041	81,099	253,018	297,120

Loss from operations	(78,743)	(68,428)	(250,491)	(267,303)
Interest income	7,898	3,453	23,846	13,020
Other income (expense), net	454	(769)	(115)	(1,560)

Loss before income tax provision	(70,391)	(65,744)	(226,760)	(255,843)
Income tax provision	—	303	204	708

Net loss	(70,391)	(66,047)	(226,964)	(256,551)
Foreign currency translation adjustment	(48)	149	344	179

Comprehensive loss	$(70,439)	$(65,898)	$(226,620)	$(256,372)

Basic net loss per share	$(0.68)	$(0.62)	$(2.23)	$(2.43)

Shares used in computing basic net loss per share	103,887	106,539	101,780	105,777

(1)
Historical amounts have been reclassified to conform to current period presentation in accordance with EITF 00-25 and 01-09. See Note 1 of Notes to Condensed Consolidated Financial Statements.

(2)
Historical amounts have been reclassified to conform to current period presentation in accordance with Topic D-103. See Note 1 of Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Nine months ended February 28,
	2001	2002
Cash flows from operating activities:
Net loss	$(226,964)	$(256,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased intangibles	160,838	165,631
Warrant-related asset impairment	—	44,840
Amortization of warrants	17,488	13,787
Depreciation and amortization	3,805	5,561
Non-cash restructuring costs	—	1,409
Non-cash compensation expense	1,439	1,269
Loss on disposal of property and equipment	329	1,066
Long-lived asset impairment charge	—	503
Provision for doubtful accounts	144	61
Write-off of acquired in-process research and development	22,425	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(8,826)	(4,075)
Decrease in receivable from affiliate, net	140	—
(Increase) decrease in prepaid expenses and other current assets	(2,300)	2,027
Increase in notes receivable from officers and other assets	(655)	(331)
Increase in accounts payable	705	1,546
Increase (decrease) in accrued liabilities	(5,220)	4,059
Increase in accrued payroll and related expenses	562	1,049
Decrease in deferred revenues	(11,520)	(26,064)
Increase in other long-term liabilities	535	4,229

Net cash used in operating activities	(47,075)	(39,984)

Cash flows from investing activities:
Proceeds from maturities of investments	318,365	350,284
Purchase of investments	(345,150)	(281,175)
Purchases of property and equipment	(7,409)	(3,635)
Issuance of note receivable	(7,000)	—
Purchase of equity investments	(3,000)	(1,070)
Increase in restricted cash	—	(400)
Cash acquired in MoreCom acquisition	1,500	—

Net cash provided by (used in) investing activities	(42,694)	64,004

Cash flows from financing activities:
Proceeds from issuance of common stock, net	5,726	6,706
Principal payments on capital lease obligations	(498)	(518)
Proceeds from private placement, net	100,000	—

Net cash provided by financing activities	105,228	6,188

Effect of exchange rate changes on cash	344	179

Net increase in cash and cash equivalents	15,803	30,387
Cash and cash equivalents, beginning of period	132,962	126,989

Cash and cash equivalents, end of period	$148,765	$157,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.    Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Liberate Technologies and its wholly owned subsidiaries ("Liberate"). All intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements are unaudited and reflect all adjustments that management believes are necessary to provide a fair statement of financial position and the results of operations for the interim periods in accordance with the rules of the Securities and Exchange Commission. However, these statements omit certain information and footnote disclosures necessary to conform to generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in Liberate's Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 24, 2001. The results of operations for the interim periods reported below do not necessarily indicate the results expected for the full fiscal year or for any future period.

        Liberate's fiscal year ends on May 31 of each calendar year. Accordingly, Liberate's fiscal quarters end on August 31 ("Q1"), November 30 ("Q2"), the last day of February ("Q3"), and May 31 ("Q4"). Throughout this Report on Form 10-Q, Liberate uses these designations to refer to quarters in particular fiscal years. For example, "Q3 fiscal 2002" refers to the fiscal quarter ended February 28, 2002.

  Computation of Basic Net Loss Per Share

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of fully diluted shares is required when reporting net income per share and includes the weighted average number of shares of common stock, stock options, and warrants outstanding. Because Liberate recorded a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options, and warrants would be anti-dilutive. Accordingly, 17,825,137 and 21,026,717 potential shares were not included in the calculation for the quarters and nine months ended February 28, 2001 and 2002, respectively.

  Recent Accounting Pronouncements

        In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets" ("SFAS 144"). SFAS 144 supersedes the accounting and reporting provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" ("SFAS 121"), and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Liberate will adopt SFAS 144 for the fiscal year beginning June 1, 2002. Liberate currently evaluates long-lived assets for impairment in accordance with SFAS 121 and, as a result, does not expect that the adoption of SFAS 144 will have a material impact on its financial position, results of operations, or cash flows.

  Effects of New Accounting Pronouncements

        Effective June 1, 2001, Liberate adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The adoption of SFAS 133 did not materially impact Liberate's financial position, results of operations, or cash flows.

        In November 2001, the Financial Accounting Standards Board ("FASB") issued FASB Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("Topic D-103"), which includes, among other items, guidance on Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). Topic D-103, as it relates to EITF 99-19, is to be applied for financial reporting periods beginning after December 15, 2001 and generally requires that a company recognize as revenue, travel expense and other reimbursable expenses billed to customers. Liberate has chosen to early adopt Topic D-103, effective December 1, 2001. As a result of the adoption of Topic D-103, Liberate's service revenues now include reimbursable out-of-pocket expenses and cost of service revenues include the costs associated with reimbursable out-of-pocket expenses. In the historical financial statements, these amounts were previously recorded as net amounts in cost of service revenues. In accordance with the transition guidance included in Topic D-103, adoption required the reclassification of financial statements for prior periods presented for comparative purposes. The adoption of Topic D-103 did not affect Liberate's basic net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within Liberate's financial statements.

        Service revenues for Q3 fiscal 2001 and 2002 and for the first nine months of fiscal 2001 and 2002 are presented as follows along with reimbursable expenses that have been reclassified from cost of service revenues to service revenues in accordance with Topic D-103 (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Service revenues (as historically presented)	$5,831	$12,446	$16,661	$31,469
Impact of Topic D-103	468	562	1,018	1,053

Service revenues (as currently presented)	$6,299	$13,008	$17,679	$32,522

        Cost of service revenues amounts are presented as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Cost of service revenues (as historically presented)	$7,703	$9,793	$19,136	$28,792
Impact of Topic D-103	468	562	1,018	1,053

Cost of service revenues (as currently presented)	$8,171	$10,355	$20,154	$29,845

        With the adoption of Topic D-103, Liberate typically recognizes as revenue reimbursable expenses billed to customers when an agreement to bill the customer for reimbursable expenses exists, the expenses have been incurred and billed, and collection is probable.

        Effective December 1, 2001, Liberate adopted EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" and EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 00-25 and 01-09"). EITF 00-25 and 01-09 generally require that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized from that customer. In accordance with the transition guidance in EITF 00-25 and 01-09, adoption required the reclassification of financial statements for prior periods presented for comparative purposes. The adoption of EITF 00-25 and 01-09 did not affect Liberate's basic net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within Liberate's financial statements.

        License and royalty revenues for Q3 fiscal 2001 and 2002 and for the first nine months of fiscal 2001 and 2002 are presented as follows along with warrant amortization expense amounts that have been reclassified from operating expenses to revenues in accordance with EITF 00-25 and 01-09 (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
License and royalty revenues (as historically presented)	$8,608	$11,614	$18,910	$31,712
Impact of EITF 00-25 and 01-09	(939)	(939)	(12,148)	(2,887)

License and royalty revenues (as currently presented)	$7,669	$10,675	$6,762	$28,825

        Expense amounts for amortization of warrants included in operating expenses are presented as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Amortization of warrants (as historically presented)	$5,721	$2,346	$17,488	$13,787
Impact of EITF 00-25 and 01-09	(939)	(939)	(12,148)	(2,887)

Amortization of warrants (as currently presented)	$4,782	$1,407	$5,340	$10,900

  Reclassifications

        Certain reclassifications have been made to previously reported amounts in the condensed consolidated financial statements in order to conform to current period presentations. See "Effects of New Accounting Pronouncements" discussed above.

        Additionally, in Q3 fiscal 2002, Liberate reclassified to operating expenses an asset impairment charge of $503,000 that was previously included in "Other Income (Expense), net." This charge is now included in "Excess Facilities and Asset Impairment Charge." This reclassification did not affect fiscal 2001 amounts, however, "Excess Facilities and Asset Impairment Charge" for the first nine months of fiscal 2002 is now $7.5 million, compared to $7.0 million as previously reported in Q2 fiscal 2002.

2.    Segment Information

        Liberate operates solely in one segment—providing open-standards software platforms for delivering enhanced content and digital services to television viewers around the world. As of February 28, 2001 and 2002, Liberate's long-term assets were located primarily in the United States. Liberate's revenues by region were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Europe	$9,187	$10,265	$19,302	$30,039
North America	4,413	11,293	2,094	24,644
Asia	368	2,125	3,045	6,664

Total revenues	$13,968	$23,683	$24,441	$61,347

        European revenues were primarily comprised of U.K.-based revenues and North American revenues were primarily comprised of U.S.-based revenues, as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
U.K.-based revenues	$7,368	$7,749	$15,991	$22,526

U.S.-based revenues	$3,297	$8,124	$8,575	$20,283

        International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the origin of the sales contract. International and domestic revenues as a percentage of total revenues were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
International revenues	76%	66%	65%	67%
Domestic revenues	24%	34%	35%	33%

Total revenues	100%	100%	100%	100%

        For Q3 fiscal 2001 and 2002, two customers each accounted for 10% or more of Liberate's total revenues. For the first nine months of fiscal 2001 and 2002, three customers and two customers, respectively, each accounted for 10% or more of Liberate's total revenues. The percentage of sales to significant customers was as follows:

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Customer A	29%	15%	31%	18%
Customer B	24%	15%	33%	16%
Customer C	*	*	13%	*
* Less than 10%

3.    Purchased Intangibles

        Liberate is amortizing purchased intangibles, comprised of goodwill and other purchased intangibles (patents, trademarks, existing technology, customer relationships, and assembled workforce),

on a straight-line basis over three years. Liberate's net purchased intangibles were as follows (in thousands):

	May 31, 2001	February 28, 2002
Goodwill	$426,481	$263,190
Existing products and technology	2,793	1,618
Assembled workforce	2,000	698
Customers	717	453
Trademarks	232	133

Purchased intangibles, net	$432,223	$266,092

        In February 2002, Liberate announced the consolidation of its research and development activities into its development centers located in Canada and California. See Note 7. As part of the restructuring costs recorded in Q3 fiscal 2002, Liberate recorded an impairment charge of $500,000 related to its assembled workforce. Liberate believes the remaining carrying value of its purchased intangibles as of February 28, 2002 is realizable. Liberate's management will continue to evaluate purchased intangibles, goodwill, and other long-lived assets for recoverability and impairment in accordance with SFAS 121. However, upon adoption of SFAS No. 142, "Goodwill and Other Intangibles," as of June 1, 2002, Liberate will cease to amortize goodwill and other intangibles with indefinite lives. Amortization expense related to purchased intangibles (including goodwill) was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Goodwill	$54,508	$54,431	$158,537	$163,290
Existing products and technology	393	392	1,170	1,177
Assembled workforce	267	266	783	801
Customers	88	88	249	264
Trademarks	33	33	99	99

Total amortization expense related to purchased intangibles	$55,289	$55,210	$160,838	$165,631

4.    Excess Facilities Charge and Asset Impairment

  Excess Facilities

        Liberate has existing commitments to lease office space at its headquarters in San Carlos, California in excess of its needs for the foreseeable future and does not anticipate that it will be able to sublease a substantial portion of its excess office space in the near future. In Q1 fiscal 2002, Liberate recorded excess facilities and asset impairment charge of $7.5 million. Of that amount, $7.0 million related to a change in estimated future income from previously sublet excess facilities. This excess facilities charge represented the remaining lease commitment on the excess facilities, net of expected sublease income.

Asset Impairment

        Included in the excess facilities and asset impairment charge of $7.5 million, recorded in Q1 fiscal 2002 and described above, was an impairment charge of $503,000 related to certain long-lived assets that Liberate estimated would not generate future cash flows sufficient to cover the carrying amounts. This impairment charge represented the remaining value of the long-lived assets, consisting of leasehold improvements, at the time they were impaired.

        In Q2 fiscal 2002, Liberate recorded a warrant-related asset impairment charge of $44.8 million in connection with a review for impairment of the carrying value, in accordance with SFAS 121. This impairment charge was recorded to reduce the carrying value of certain warrant-related assets to a level equal to the expected future revenues from the holders of those warrants during the underlying term of the customer relationship agreements.

5.    Commitments and Contingencies

  Commitments

        In August 2001, Liberate amended its prior agreements with Motorola. The amendment reduced the total payments due to Motorola from $10.0 million to $8.9 million and waived any payments that might have been payable by Motorola to Liberate for any shortfall of terminal (set-top box) sales below committed volume levels at the end of the three-year period. The final payment under this amendment was made in March 2002. Expenses related to this agreement were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Motorola expenses	$902	$522	$2,706	$1,918

        In June 2001, as part of the Liberate Corporate Venture Fund, Liberate committed to invest $2.0 million in China Broadband (H.K.), for reinvestment in China New Broadband Video & Communication, a Chinese joint venture that makes interactive television software. Liberate made the first investment of $750,000 in June 2001 and expects to make the remaining investment in four additional phases through fiscal 2003, subject to achievement of specific technical and commercial milestones.

        In Q3 fiscal 2002, Liberate and other existing shareholders and management of Two Way TV ("TWTV") entered into a credit facility agreement to loan TWTV up to £4 million, of which Liberate committed to loan up to £753,723 (approximately $1.1 million at the time of the commitment). The loan is secured by certain assets of TWTV and carries an interest rate of 20% (plus a 5% facility fee). TWTV must repay all outstanding loan amounts in full by December 31, 2003 and can prepay at any time before then without penalty. At its discretion, Liberate may convert (1) at any time, any or all of its outstanding loan amount (including accrued interest and fees) into the common equity of TWTV at a price of 1.67 pence per share or (2) upon a future financing, all of its outstanding loan amount into the equity issued in and for the price set for that financing. Additionally, for every £1 drawn down from Liberate under the loan facility, Liberate will earn 500 warrants to purchase shares of TWTV common stock for an exercise price of 0.1 pence per share. These warrants will be immediately exercised on the date by which Liberate must deliver the associated funding and the exercise price will be subtracted from Liberate's outstanding loan amount. In February 2002, TWTV drew down £226,116 (approximately $324,000) from Liberate under this loan facility and issued warrants to Liberate to purchase 113,058,000 shares of TWTV common stock. These warrants were immediately exercised. The exercise price of £113,058 (approximately $160,000) was deducted from the outstanding balance owed by TWTV under the loan facility. Liberate recorded the value of the shares of TWTV common stock and the remaining loan receivable as an addition to equity investments.

  Legal Matters

        Beginning May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the Southern District of New York against several of the firms that underwrote Liberate's initial public offering, naming Liberate and certain of its officers and directors as co-defendants. The plaintiffs subsequently added allegations regarding Liberate's secondary offering, and named additional officers and directors as co-defendants. The plaintiffs allege that the underwriters received excessive and improper commissions that were not disclosed in Liberate's prospectuses. These cases have now been consolidated with several hundred other cases against underwriters and other issuers. Liberate has retained Wilson Sonsini Goodrich & Rosati as its lead counsel, and has tendered notice to its insurance carriers and underwriters pursuant to the terms of its insurance policies and underwriting agreements. Liberate will be seeking to have the claims dismissed and, while litigation is by its nature uncertain, Liberate does not believe that it faces any material exposure arising from these cases.

        On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. Liberate has retained Dergosits & Noah as its legal counsel, and on March 21, 2002 filed an answer denying OpenTV's allegations and instituting counter-claims that OpenTV infringes four of Liberate's patents for interactive networking software. Liberate will seek to have OpenTV's patents invalidated, request a finding that Liberate's technology does not infringe OpenTV's patents, and seek monetary damages and injunctive relief against OpenTV. While litigation is by its nature uncertain, Liberate does not believe that it faces any material exposure arising from this case.

6.    Offerings of Common Stock

  Common Stock

        During the first nine months of fiscal 2002, Liberate issued 2,038,754 shares of common stock to employees, directors, and external consultants upon the exercise of stock options, and to employees in connection with purchases through its employee stock purchase plan.

  Warrants to Purchase Common Stock

        In fiscal 1999, Liberate entered into agreements to issue several network operators warrants to purchase up to 4,599,992 shares of Liberate common stock. Those warrants can be earned and exercised if the network operators satisfy certain milestones within specific time frames. The fair market value of the warrants is estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," Liberate will revalue the warrants if appropriate. The amortization expense related to those warrants is subject to classification as an offset to revenues up to the amount of cumulative revenue recognized or to be recognized in accordance with EITF 00-25 and 01-09. See Note 1 "Effects of New Accounting Pronouncements."

        As of February 28, 2002, network operators had earned warrants to purchase 2,396,660 shares of common stock. Of the warrants earned, warrants to purchase 552,774 shares of common stock were exercised and warrants to purchase 163,890 shares of common stock were retired to cover the purchase price of those exercises. Additionally, warrants to purchase 220,000 shares of common stock expired before they were earned.

        In February 2002, Liberate renegotiated certain contract terms with several of its large North American network operators in order to encourage more timely deployments and predictable revenue streams. In connection with these renegotiations, Liberate accelerated the vesting of certain warrants to purchase common stock. Liberate had not previously recorded 60,000 of these shares that were not likely to be earned prior to the renegotiation. The fair value of these warrants was $260,000 and was fully expensed at the time of issuance. A summary of warrant activity for Q3 fiscal 2002 is as follows:

	Warrants available	Warrants earned	Warrants expired	Warrants to be earned
Balance November 30, 2001	4,599,992	(2,336,660)	(100,000)	2,163,332
Q3 fiscal 2002 activity	—	(60,000)	(120,000)	(180,000)

Balance February 28, 2002	4,599,992	(2,396,660)	(220,000)	1,983,332

        In Q2 fiscal 2002, Liberate recorded an impairment charge of $44.8 million in connection with a review of the carrying value of its warrant-related assets for impairment in accordance with SFAS 121. See Note 4. This charge was recorded to reduce the carrying value of certain warrant-related assets to a level equal to the expected future revenues from the holders of those warrants during the underlying term of the customer relationship agreement.

        Warrant amortization expense, in accordance with EITF 00-25 and 01-09, was classified as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Warrant amortization expense offset to license and royalty revenues	$939	$939	$12,148	$2,887
Warrant amortization expense charged to operating expense	4,782	1,407	5,340	10,900

Total warrant amortization expense	$5,721	$2,346	$17,488	$13,787

        If the remaining warrants are earned, Liberate may be required to record additional warrant-related assets and resulting warrant amortization expense or as an offset to license and royalty revenues.

7.    Restructuring Costs

        In February 2002, Liberate announced the consolidation of its research and development activities into its development centers located in London, Ontario, Canada, and San Carlos, California. As part of this consolidation, certain employees in the Horsham, Pennsylvania and Salt Lake City, Utah facilities will be relocated to these development centers over the next two quarters as engineering milestones are completed. The consolidation, when completed, will result in a net headcount reduction of up to 45 people. As of February 28, 2002, restructuring costs of $3.1 million were comprised of the following components (in thousands):

Total
Salaries and employee-related expenses	$978
Disposal of fixed assets	616
Impairment of long-lived assets	500
Lease commitments	438
Acceleration of certain stock option grants	281
Other items	262

Total restructuring costs	$3,075

        As of February 28, 2002, accrued restructuring costs were as follows (in thousands):

	Severance	Facilities	Other	Total
Additions	$1,259	$1,054	$762	$3,075
Cash deductions	(278)	—	—	(278)
Non-cash deductions	(87)	(616)	(500)	(1,203)

Accrued restructuring costs	$894	$438	$262	$1,594

        Severance costs include those expenses related to severance pay and related employee benefit obligations, including the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities that Liberate will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to the restructuring include the write-down of the assembled workforce intangible asset and amounts expected to be paid in connection with terminated contracts. In addition, Liberate estimates that it will record up to $800,000 in Q4 fiscal 2002 related to finalizing the facilities closures, in addition to the $3.1 million recorded in Q3 fiscal 2002.

8.    Subsequent Events

  AT&T Warrants

        In March 2002, Liberate agreed to repurchase from MediaOne of Colorado and MediaOne of Michigan (each, a wholly owned subsidiary of AT&T Broadband and collectively, "MediaOne") the following unvested warrants that it had previously issued to MediaOne: a performance warrant for 250,000 shares (100,000 shares under this warrant have already expired) and a deployment warrant for 250,000 shares. If MediaOne closes the transaction, Liberate will pay $1.1 million for these 400,000 warrants. The purchase price for these warrants will be immediately recorded on Liberate's statement of operations as warrant expense offset to license and royalty revenues to the extent that revenues attributable to AT&T Broadband are recognized during Q4 fiscal 2002. Any excess warrant expense will be charged to amortization of warrants in operating expenses.

  TwoWay TV Credit Facility Agreement

        In March 2002, TWTV completed the second draw-down from Liberate of £207,273 (approximately $296,000) under its credit facility agreement with Liberate. See Note 5. With this draw-down, TWTV issued warrants to Liberate to purchase an additional 103,636,500 shares of TWTV common stock. These warrants were immediately exercised. The exercise price of £103,637

(approximately $148,000) was deducted from the outstanding debt owed by TWTV under the loan facility. Liberate recorded the value of the shares of TWTV common stock and the remaining loan receivable as an addition to equity investments.

        In April 2002, TWTV initiated the third draw-down from Liberate of £160,166 (approximately $230,000) under its credit facility agreement with Liberate. See Note 5. With this draw-down, TWTV will issue warrants to Liberate to purchase an additional 80,083,000 shares of TWTV common stock. These warrants will be immediately exercised. The exercise price of £80,083 (approximately $115,000) will be deducted from the outstanding debt owed by TWTV under the loan facility. Liberate will record the value of the shares of TWTV common stock and the remaining loan receivable as an addition to equity investments.

  Charter Communications

        Following the end of the quarter, Liberate concluded renegotiation of its contracts with Charter Communications and Digeo regarding deployment of its software on certain advanced set-top boxes. Those renegotiations eliminated any volume, payment, and marketing commitments, but retained the underlying commercial agreement between Digeo and Liberate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion in this Quarterly Report on Form 10-Q filed on behalf of Liberate Technologies and its wholly owned subsidiaries (collectively, "we" or "us") contains statements that involve expectations or intentions (such as those relating to future business or financial results, new products or features, anticipated deployments, or management strategies). These are forward-looking statements that are subject to risks and uncertainties. Actual results may vary materially due to the risks listed below, risks listed in our other filings with the Securities and Exchange Commission, and unforeseen other factors. We assume no obligation to update any forward-looking statements. You should consider our forward-looking statements in conjunction with our financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

Overview

        We are the premier provider of open-standards software platforms for delivering enhanced content and digital services to television viewers around the world. Network operators (such as cable and satellite television operators and telecommunications companies), broadcasters, content providers, and manufacturers of information-oriented consumer devices such as television set-top boxes and game consoles ("consumer devices") can use our software to deliver enhanced content and services. The large majority of our revenues currently come from network operators. Our software enables a variety of third-party applications to function across different information networks and different types of consumer devices.

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

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Those judgments, assumptions, and estimates are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended May 31, 2001 describes the significant accounting policies used in the preparation of the Condensed Consolidated Financial Statements. Our critical accounting policies require management to make judgments and estimates in its projections of future events, which could differ from actual events. We have described in more detail below these critical accounting policies.

  Revenue Recognition

        License and Royalty Revenues.    License and royalty revenues consist principally of fees earned from the licensing of our software, as well as royalty fees earned upon the shipment or activation of products that incorporate our software. License and royalty revenues are offset as a result of the application of

Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" and EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 00-25 and 01-09"). EITF 00-25 and 01-09 generally require that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized from that customer.

        We recognize revenue in accordance with the Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Under SOP 97-2, we recognize revenues from software license fees when the licensed product is delivered, collection is probable, the fee for each element of the transaction is fixed and determinable, persuasive evidence of an arrangement exists, and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Revenue may be deferred in cases where the license arrangement calls for the future delivery of products or services and we do not have vendor-specific objective evidence to allocate a portion of the total fee to the undelivered element. In such cases, revenue is recognized when the undelivered elements are delivered or vendor-specific objective evidence of the undelivered elements becomes available. However, if such undelivered elements consist of services that are essential to the functionality of the software, we recognize license and service revenues using contract accounting. If license arrangements include the rights to unspecified future products, revenue is recognized over the contractual or estimated economic term of the arrangement. Royalty revenues are typically recognized when reported to us, which occurs after shipment or activation of the related products. Prepaid royalties are deferred and recognized when reported or as they expire.

        Service Revenues.    Service revenues consist of consulting, maintenance, and other services. Service revenues also include reimbursable expenses billed to customers in accordance with the Financial Accounting Standards Board Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("Topic D-103"), which includes, among other items, guidance on EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). Topic D-103, as it relates to EITF 99-19, generally requires that a company recognize as revenue travel expense and other reimbursable expenses billed to customers. With the adoption of Topic D-103, we typically recognize as service revenues reimbursable expenses billed to customers when an agreement to bill the customer for reimbursable expenses exists, the expenses have been incurred and billed, and collection is probable.

        We generally recognize consulting and other service revenues, including non-recurring engineering and training, as services are performed. Where consulting services are performed under a fixed-price arrangement, we generally recognize revenues on a percentage-of-completion basis. Maintenance services include both updates and technical support. Maintenance revenues are recognized ratably over the term of the maintenance agreement, and generally range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided. Where software license agreements include a combination of consulting, maintenance, and other services, these separate elements are unbundled from the arrangement based on each element's vendor-specific objective evidence of fair value.

        Our current revenue recognition practices are in accordance with generally accepted accounting principles. However, revenue recognition guidelines continue to evolve as accounting standards, business, and market conditions change. To the extent that these guidelines continue to change, we may need to update our revenue recognition practices.

  Valuation of Warrants

        In fiscal 1999, we entered into agreements whereby we agreed to issue warrants to certain network operators who satisfy certain milestones within specific time frames. The value of these warrants is estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it is likely that the warrants will be earned. Under the requirements of Emerging Issues Task Force No. 96-18, we will continue to revalue the warrants if appropriate. The value of the warrants was recorded primarily as a non-current asset on the accompanying consolidated balance sheets and is being amortized over the estimated economic life of the arrangements with the network operators. Through the remainder of fiscal 2002, we will continue to evaluate warrants for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" ("SFAS 121"). We will adopt SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" for our fiscal year beginning June 1, 2002.

        Management judgment is required in assessing the useful life of our warrant assets and the need for impairment. To make this assessment, management must forecast future revenue streams over the remaining warrant amortization period from those network operators who have earned warrants. These forecasts are used to determine whether the warrant balances should be impaired. To the extent that our projections of revenue streams from those network operators should change, we may be required to further impair those warrants.

  Restructuring Costs

        We have recorded significant restructuring costs in connection with the consolidation of our research and development activities into our development centers in San Carlos, California, and London, Ontario, Canada. See Note 7 of Notes to Condensed Consolidated Financial Statements. Restructuring costs include severance costs, facilities costs, and other costs related to the restructuring.

        Severance costs include those expenses related to severance pay and related employee benefit obligations, including the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of the assembled workforce intangible asset and amounts expected to be paid in connection with terminated contracts.

        We record restructuring costs in accordance with EITF No. 94-03 "Liability Recognition of Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring," and SEC Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges." In some cases, these costs were based on estimates made in the best judgment of management. To the extent that actual events differ from what we expected, we may be required to record changes to these amounts.

  Assessment of Equity Investments

        We have experienced significant volatility in our equity investments in private companies. These investments are originally recorded on the balance sheet at cost. We analyze equity investments for impairment on a quarterly and annual basis and recognize an impairment charge when the estimated fair value falls below the book value and is judged to be other-than-temporary. We consider various factors in determining whether we should recognize an impairment charge, including an entity's cash available for operations, performance to budget, general business condition, ability to obtain additional working capital, and business plan. Negative changes in these factors could result in a material impairment of our equity investments. Significant management judgment is required to determine whether these equity investments should be impaired.

  Assessment of Purchased Intangibles, Including Goodwill

        Management periodically reviews purchased intangibles, including goodwill, for impairment in accordance with SFAS 121. For these assets, we initiate a review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows. Changes in conditions could require material write-downs of net intangible assets, goodwill, or both.

        Under SFAS No. 142, "Goodwill and Other Intangibles," ("SFAS 142") goodwill will no longer be subject to amortization over its estimated useful life. Prospectively, goodwill will be subject to at least an annual assessment for impairment, applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if its benefit comes through contractual or other legal rights, or if it can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Upon our planned adoption of SFAS 142 on June 1, 2002, we will cease to amortize goodwill.

  Excess Facilities and Asset Impairment

        Management periodically reviews facilities and related long-lived assets for impairment in accordance with SFAS 121. We initiate a review of our facilities and related assets whenever events or changes in circumstances indicate that the carrying amount of these long-lived assets may not be recoverable. We record excess facilities and asset impairment charges when the future cash flows are not sufficient to cover the carrying amounts of those assets.

        Significant management judgment is required in order to estimate the magnitude of the excess facilities and asset impairment charges. These estimates are based on many factors, including current real estate market rates and conditions, anticipated occupancy rates, and forecasted future sublease income. If current market conditions for the commercial real estate market remain the same or worsen, we may be required to record additional charges.

  Allowance for Doubtful Accounts

        Management periodically evaluates the adequacy of our allowance for doubtful accounts. In order to do this, we evaluate our accounts receivable at the end of each accounting period for amounts that we believe are subject to collection risk. This evaluation is performed based on review of the age of the outstanding receivables, the customer financial statements and available credit information, and any historical collection experience with the customer. Significant management judgment is required in determining the adequacy of the allowance for doubtful accounts. Changes in market or customer conditions could affect this evaluation.

  Accounting for Income Taxes

        We are required to estimate our income tax liability in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposures together with assessing the temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Management must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we determine that recovery is not likely, we must establish a valuation allowance. At this time, management has determined that a full valuation allowance is appropriate.

Impact of Recent Accounting Pronouncements

        In November 2001, the FASB issued Topic D-103, which includes, among other items, guidance on EITF 99-19. Topic D-103, as it relates to EITF 99-19, is to be applied in financial reporting periods beginning after December 15, 2001 and generally requires that a company recognize as revenue travel expense and other reimbursable expenses billed to customers. We early-adopted Topic D-103 beginning December 1, 2001. In accordance with the transition guidance included in Topic D-103 and for comparative purposes, we have reclassified our financial statements for prior periods. The adoption of

Topic D-103 did not affect our basic net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements. See Note 1 of Notes to Condensed Consolidated Financial Statements.

        Effective December 1, 2001, we adopted EITF 00-25 and 01-09, which generally require that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenue recognized or to be recognized from that customer. In accordance with the transition guidance in EITF 00-25 and 01-09, adoption required the reclassification of financial statements for prior periods presented for comparative purposes. The adoption of EITF 00-25 and 01-09 did not affect our basic net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements. See Note 1 of Notes to Condensed Consolidated Financial Statements.

        Total revenues for the periods reported after reflecting the adoption of EITF 00-25 and 01-09 and Topic D-103 were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2002	2001
License and royalty revenues (as historically presented)	$8,608	$11,614	$18,910	$31,712
Impact of EITF 00-25 and 01-09	(939)	(939)	(12,148)	(2,887)

License and royalty revenues (as currently presented)	7,669	10,675	6,762	28,825

Service revenues (as historically presented)	5,831	12,446	16,661	31,469
Impact of Topic D-103	468	562	1,018	1,053

Service revenues (as currently presented)	6,299	13,008	17,679	32,522

Total revenues (as currently presented)	$13,968	$23,683	$24,441	$61,347

Pro Forma Financial Results

        We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes special charges, including warrant-related amortization expense that is offset to revenues in accordance with EITF 00-25 and 01-09; the amortization of purchased intangibles, warrants and deferred stock compensation; warrant-related asset impairment expense; restructuring costs; and an excess facilities and asset impairment charge. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation.

Results of Operations

  Revenues

        We generate revenues by licensing our client and server products, applications, and tools, largely to network operators (primarily providers of television services) and, in some cases, to consumer device manufacturers (primarily set-top box manufacturers). In addition, we generate revenues from consulting, maintenance, and other services provided in connection with those licenses. As discussed above in Impact of Recent Accounting Pronouncements, adoption of EITF 00-25 and 01-09 and Topic D-103 has affected our presentation of license and royalty revenues as well as total revenues for the past and present periods reported herein. See "Risk Factors—The reduction in our revenues from our adoption of EITF 00-25 and 01-09 could result in a decline of our stock price." and Note 1 of Notes to Condensed Consolidated Financial Statements. Total revenues for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Total revenues	$13,968	$23,683	$24,441	$61,347

Percentage increase, year over year		70%		151%

        International revenues as a percentage of total revenues were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
International revenues	76%	66%	65%	67%
Domestic revenues	24%	34%	35%	33%

Total revenues	100%	100%	100%	100%

        We anticipate international revenues will continue to represent a significant portion of total revenues for the foreseeable future.

        As of February 28, 2002, deferred revenues were $28.2 million, reflecting a decrease of approximately $11.1 million for Q3 fiscal 2002 and $26.1 million for the first nine months of fiscal 2002. These decreases primarily resulted from customers using our current products and services, the renegotiation of certain contract terms with several of our large North American network operators, and licenses and services related to legacy products.

        During Q3 fiscal 2002, we renegotiated certain contract terms with several large North American network operators in order to encourage more timely deployments and predictable revenue streams. These renegotiated agreements provide that network operators may use their existing prepaid royalty, license, or service balances over the next three to five quarters. A portion of the unused balances will expire at the end of each quarter. In connection with these renegotiations, some of the network operators also provided marketing commitments and we provided temporary deployment discounts, acceleration of pre-existing warrants, or both. Expiration of licenses and services rights and these customers' ongoing use of licenses and services reduced our deferred revenue balance by $4.3 million in Q3 fiscal 2002 and will likely reduce it by an additional $3 million to $4 million per quarter over the next few quarters.

        Our deferred revenues also decreased as a result of our recognition of approximately $3.8 million in revenues related to legacy products. We expect deferred revenues to continue to decrease in future periods as customers deploy our products and use our services, and as other one-time prepayments expire.

        License and Royalty.    License and royalty revenues consist principally of fees earned from the licensing of our software and royalty fees earned upon the shipment or activation of products that incorporate our software, offset by the consideration (including equity instruments) given to a customer, up to the amount of cumulative revenue recognized or to be recognized. We typically recognize revenues from software license fees when the licensed product is delivered, collection is probable, the fee for each element of the transaction is fixed and determinable, persuasive evidence of an arrangement exists, and there is vendor-specific objective evidence supporting the allocation of the total fee to all delivered and undelivered elements of the arrangement. In addition to license fees, network operators typically pay server royalty fees on a per-subscriber basis. We typically recognize revenue on these server royalty fees when a network operator reports to us that a user of a consumer device has activated the operator's service. We also license our client software to either network operators or consumer device manufacturers, who typically pay us royalties on a per-unit basis. We typically recognize client software revenue when a network operator reports to us that one of its subscribers has activated the operator's service or when a consumer device manufacturer reports to us that it has shipped a device. License and royalty revenues for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
License and royalty revenues	$7,669	$10,675	$6,762	$28,825

Percentage of total revenues	55%	45%	28%	47%

Increase, year over year		$3,006		$22,063

Percentage increase, year over year		39%		326%

        The increases in license and royalty revenues for Q3 fiscal 2002 and the first nine months of fiscal 2002 included revenue resulting from the renegotiation of certain contract terms with several of our large North American network operators and revenue related to legacy products, as discussed earlier in this section. In addition, the warrant-related amortization expense offset to revenues was $12.1 million and $2.9 million, respectively, in the first nine months of fiscal 2001 and 2002.

        License and royalty revenues for Q3 fiscal 2001 exceeded total license and royalty revenue for the first nine months of fiscal 2001 because warrant-related amortization expense offsets to revenues exceeded total license and royalty revenues for Q1 fiscal 2001.

        Service.    Service revenues consist of revenues related to consulting, maintenance, training, and reimbursable expenses. We generally recognize consulting and other service revenues, including non-recurring engineering, and training revenues as services are performed. Reimbursable expenses billed to customers are typically recognized as revenue when an agreement to bill the customer for reimbursable expenses exists, the expenses have been incurred and billed, and collection is probable. Where consulting services are performed under a fixed-price arrangement, revenues are generally recognized on a percentage-of-completion basis. Maintenance services include both updates and technical support. Maintenance revenues are typically recognized ratably over the term of the maintenance agreement, and generally range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided. Where software license agreements include a combination of consulting, maintenance, or other services, these separate elements are unbundled from the arrangement based on each element's vendor-specific objective evidence of fair value. Service revenues for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Service revenues	$6,299	$13,008	$17,679	$32,522

Percentage of total revenues	45%	55%	72%	53%

Increase, year over year		$6,709		$14,843

Percentage increase, year over year		107%		84%

        The increase in absolute dollars for Q3 fiscal 2002 and the first nine months of fiscal 2002 was primarily due to continued growth in our customer base, which resulted in an increased need for the integration, implementation, and support services that we provide. Additionally, our maintenance revenues have increased from certain of our customers due to increased deployment levels. These customers are now paying maintenance fees based on cumulative license fees and activation royalties incurred rather than lower annual minimum payments. Additionally, the renegotiation of certain service contracts with customers allowed us to recognize revenues for services that we had previously performed and for which we had not previously been reimbursed. We expect service revenues to increase in absolute dollars to the extent existing and new customers continue to install and initiate deployment of our products. We expect service revenues to continue to account for a significant portion of total revenues until customers begin deploying consumer devices incorporating our software on a larger scale.

  Cost of Revenues

        Total cost of revenues for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Cost of revenues	$8,670	$11,012	$21,914	$31,530

Percentage of total revenues	62%	46%	90%	51%

        We anticipate that total cost of revenues will increase in absolute dollars in future periods as a result of increased deployments, the introduction of new third-party technologies, and increased levels of service and support for our new and existing customers' installations and implementations.

        License and Royalty.    Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. Cost of license and royalty revenues for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Cost of license and royalty revenues	$499	$657	$1,760	$1,685

Percentage of license and royalty revenues	7%	6%	26%	6%

        Cost of license and royalty revenues as a percentage of license and royalty revenues remained relatively flat for Q3 fiscal 2002 and for the first nine months of fiscal 2002 compared to the same periods in fiscal 2001. Cost of license and royalty revenues as a percentage of license and royalty revenues was higher for the first nine months of fiscal 2001 compared to the same period in fiscal 2002 due to lower license and royalty revenues resulting from warrant-related amortization expense offsets to revenues during that period. We anticipate that the cost of license and royalty revenues as a percentage of license and royalty revenues will fluctuate in future periods as our customers deploy in greater volume, as we introduce new third-party technologies, as our product and pricing mix changes, and as the amounts of warrant-related amortization expense offsets to revenues fluctuate.

        Service.    Cost of service revenues consists primarily of salary and other related costs for employees and external contractors. Cost of service revenues for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Cost of service revenues	$8,171	$10,355	$20,154	$29,845

Percentage of service revenues	130%	80%	114%	92%

        Cost of service revenues decreased as a percentage of service revenues for Q3 fiscal 2002 and for the first nine months of fiscal 2002 compared to the same periods in fiscal 2001, primarily due to the recognition of service revenues in Q3 fiscal 2002 for services performed in prior periods. These revenues were the result of certain contract renegotiations and were not recognizable until Q3 fiscal 2002. Also contributing to the lower percentage cost of service revenues for Q3 fiscal 2002 and for the first nine months of fiscal 2002 was the increase in maintenance revenues, which generally have lower costs. In the near term, we expect cost of services to continue to decrease as a percentage of service revenues.

  Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salary, costs for employee-related expenses, and external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Research and development	$14,758	$11,219	$38,268	$34,760

Percentage of total revenues	106%	47%	157%	57%

Decrease, year over year		$(3,539)		$(3,508)

Percentage decrease, year over year		(24)%		(9)%

        The decrease in research and development expense in absolute dollars for Q3 fiscal 2002 and for the first nine months of fiscal 2002 compared to the same periods in fiscal 2001 reflected decreases in employee-related expenses, including salaries, and increased use of vacation during the holiday period, combined with reduced spending for external contractors and travel. For the first nine months of fiscal 2002, these decreases were offset by increased depreciation expense. We believe that continued investment in research and development is critical to attaining our strategic objectives. Consequently, research and development expenses may increase slightly in absolute dollars in the short-term. However, we anticipate that these increases will be mitigated as a result of the consolidation and restructuring of the research and development operations. If revenues increase, we expect research and development expenses to decline as a percentage of total revenues in the long term.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other employee-related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and facilities for regional offices. Sales and marketing expenses for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Sales and marketing	$5,816	$6,689	$16,557	$19,638

Percentage of total revenues	42%	28%	68%	32%

Increase, year over year		$873		$3,081

Percentage increase, year over year		15%		19%

        The increase in absolute dollars for Q3 fiscal 2002 compared to Q3 fiscal 2001 was attributable to higher commissions reflecting higher revenue levels, combined with the increased use of external contractors by our marketing organization. The increase in absolute dollars for the first nine months of fiscal 2002 compared to the same period in fiscal 2001 was attributable to increased employee-related expenses, in addition to commissions reflecting higher revenue levels. Also contributing to the increase was higher external contractor and depreciation costs in our marketing organization. These increases were partially offset by a decrease in travel and entertainment costs. We believe sales and marketing expenses will increase in absolute dollars in future periods as we expand our direct sales and marketing efforts worldwide. However, if revenues increase, we expect sales and marketing expenses to decrease as a percentage of total revenues.

        General and Administrative.    General and administrative expenses consist primarily of salaries and other employee-related costs for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; as well as non-income-based taxes. General and administrative expenses for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
General and administrative	$2,932	$3,087	$8,151	$9,528

Percentage of total revenues	21%	13%	33%	16%

Increase, year over year		$155		$1,377

Percentage increase, year over year		5%		17%

        General and administrative expenses remained relatively flat in absolute dollars from Q3 fiscal 2001 to Q3 fiscal 2002. The increase in absolute dollars for the first nine months of fiscal 2002 compared to the same period in fiscal 2001 was primarily due to increases in employee-related expenses, reflecting increased headcount. In addition, during the first nine months of fiscal 2002, we recorded non-income based taxes related to our Horsham, Pennsylvania operations. These increases were partially offset by decreases in professional fees during the first nine months of fiscal 2002. In the near term, we believe that general and administrative expenses will increase modestly in absolute dollars. However, if revenues increase, we expect these expenses to decrease as a percentage of total revenues in the long term.

        Amortization of Purchased Intangibles.    Purchased intangibles, including goodwill, represent the purchase price of companies that we have acquired in excess of identified tangible assets and are amortized over three years. Since our inception, we have recorded purchased intangibles, including goodwill, related to three acquisitions:

  •
  In August 1997, we acquired Navio. We issued 17,441,322 shares of Series B and Series C convertible preferred stock and stock options to acquire 6,315,780 shares of Series C convertible preferred stock in exchange for all of Navio's outstanding common stock, preferred stock, and options to purchase shares of Navio common stock. The acquisition was accounted for as a purchase. The fair market value of the equity securities issued in the acquisition was $77.1 million. We recorded $18.3 million of purchased intangibles related to this acquisition. These purchased intangibles were fully amortized as of Q1 fiscal 2001.

  •
  In March 2000, we acquired the VirtualModem assets of SourceSuite in exchange for 1,772,000 shares of our common stock. The acquisition was accounted for as a purchase. The fair market value of the equity securities issued in the acquisition was $190.5 million. We recorded $192.0 million of purchased intangibles related to this acquisition.

  •
  In June 2000, we acquired MoreCom. In connection with the acquisition, we issued 7,310,830 shares of common stock in exchange for all of the outstanding stock of MoreCom and assumed all of MoreCom's stock options. The acquisition was accounted for as a purchase. The fair market value of the equity securities issued in the acquisition was $459.0 million. We recorded $470.9 million of purchased intangibles related to this acquisition.

        Amortization of purchased intangibles for the periods reported, was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Amortization of purchased intangibles	$55,289	$55,210	$160,838	$165,631

        We expect amortization of purchased intangibles expense to remain relatively constant for the next fiscal quarter. However, upon adoption of SFAS No. 142, "Goodwill and Other Intangibles," as of June 1, 2002, we will cease to record approximately $202.3 million annually of amortization expense attributable to goodwill.

        Warrant-Related Asset Impairment.    In Q2 fiscal 2002, we recorded warrant-related asset impairment expense of $44.8 million. This impairment charge reduced the carrying value of certain warrant-related assets to a level equal to the expected future revenues from the holders of those warrants during the amortization period of those warrants. We did not record warrant-related asset impairment expense for Q3 fiscal 2002, Q3 fiscal 2001, or for the first nine months of fiscal 2001. Through the remainder of fiscal 2002, we will continue to evaluate warrants for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." We will adopt SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" for our fiscal year beginning June 1, 2002. See Note 1 of Notes to Condensed Consolidated Financial Statements.

        Amortization of Warrants.    As of February 28, 2002, several network operators had earned warrants to purchase up to 2,396,660 shares of our common stock. See Note 6 of Notes to Condensed Consolidated Financial Statements. The fair market value of those warrants at the time they were earned, based on the Black-Scholes pricing model, was $117.5 million. The portion of warrant-related amortization expense included in operating expenses for the periods reported was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Amortization of warrants	$4,782	$1,407	$5,340	$10,900

        The amount of warrant-related amortization expense included in operating expenses for Q3 fiscal 2002 compared to Q3 fiscal 2001 decreased as a direct result of the write-down of warrants for impairment in Q2 fiscal 2002, which lowered the carrying value to be amortized over future periods. See Warrant-Related Asset Impairment above. As a result of the lower carrying value of those warrants, warrant-related amortization expense decreased by $3.6 million for Q3 fiscal 2002. Warrant-related amortization in future quarters will be similarly reduced as a result of this write-down.

        The increase in warrant-related amortization expense for the first nine months of fiscal 2002 was primarily attributable to decreased amounts reclassified as an offset to revenues in accordance with EITF 00-25 and 01-09. For the first nine months of fiscal 2002, only $2.8 million of warrant-related amortization expense was reclassified as an offset to revenues and $10.9 million was classified as warrant-related amortization expense. Additionally, total warrant-related amortization expense for the first nine months of fiscal 2002 was reduced by $3.6 million attributable to the write-down of warrants for impairment in Q2 fiscal 2002 as described above. For the first nine months of fiscal 2001, $12.1 million of warrant-related amortization expense was reclassified as an offset to revenues and only $5.3 million was classified as warrant-related amortization expense. We expect warrant amortization expense to increases as additional warrants are earned, accelerated, or modified and to the extent that amortization expense related to these warrants is classified as expense rather than as an offset to revenues.

        Restructuring Costs.    Restructuring costs include severance costs, facilities costs, and other costs related to the restructuring. Severance costs include those expenses related to severance pay and related employee benefit obligations, including the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to the restructuring include the write-down of the assembled workforce intangible asset and amounts expected to be paid in connection with terminated contracts. See Note 7 of Notes to Condensed Consolidated Financial Statements.

        We recorded $3.1 million of restructuring costs for Q3 fiscal 2002 and for the first nine months of fiscal 2002, which was comprised of $2.5 million of accrued restructuring costs and $616,000 of expenses related to the impairment of fixed assets. We did not record restructuring costs for Q3 fiscal 2001 or for the first nine months of fiscal 2001. Restructuring costs for Q3 fiscal 2002 and for the first nine months of fiscal 2002 were comprised of the following components (in thousands):

Total
Salaries and employee-related expenses	$978
Disposal of fixed assets	616
Impairment of long-lived assets	500
Lease commitments	438
Acceleration of certain stock option grants	281
Other items	262

Total restructuring costs	$3,075

        We estimate that we will record up to $800,000 in Q4 fiscal 2002 related to finalizing the facilities closures, in addition to the $3.1 million recorded in Q3 fiscal 2002.

        Excess Facilities and Asset Impairment Charge.    We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future and do not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future. Excess facilities and asset impairment charges are recorded when the future cash flows are not sufficient to cover the carrying amounts of those assets. For the first nine months of fiscal 2002, we recorded excess facilities and related asset impairment charges of $7.5 million. Of that amount, $7.0 million related to a change in estimated future income from previously sublet excess facilities and represented the remaining lease commitment on the excess facilities, net of expected sublease income. Additionally, $503,000 related to the impairment of certain long-lived assets, consisting of leasehold improvements, that we estimated would not generate future cash flows sufficient to cover their carrying amounts. We did not record an excess facilities and asset impairment charge for Q3 fiscal 2002, Q3 fiscal 2001, or for the first nine months of fiscal 2001. If current market conditions for commercial real estate remain the same or worsen, we may be required to record additional charges.

        Amortization of Deferred Stock Compensation.    Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date. Deferred stock compensation for stock options granted to employees and others is amortized on a straight-line basis over the vesting period of such options. Amortization of deferred stock compensation expense for the periods reported was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Amortization of deferred stock compensation	$464	$412	$1,439	$1,269

        The decreases for Q3 fiscal 2002 and for the first nine months of fiscal 2002 were attributable to employee terminations, and to a lesser extent, to options that have fully vested. We expect deferred stock compensation expense to continue to decrease through the end of fiscal 2003, as employees terminate and stock options granted prior to our initial public offering continue to vest.

        Acquired In-Process Research and Development.    Acquired in-process research and development expense consists of the value of research projects and products that were in process on the date of certain acquisitions that, in the opinion of management, had not reached technological feasibility and had no alternative future use. For the first nine months of fiscal 2001, acquired in-process research and development expense related to our acquisition of MoreCom was $22.4 million. We did not record acquired in-process research and development expense for Q3 fiscal 2002, Q3 fiscal 2001, or for the first nine months of fiscal 2002.

  Interest Income

        Interest income consists of interest earned on our cash and cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income for the periods reported was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Interest income	$7,898	$3,453	$23,846	$13,020

        These decreases were primarily due to lower cash balances, declining market interest rates, and the maturation of some of our longer-term investments previously invested at higher yields. We expect interest income to continue to decline because of anticipated decreases in our cash balances and the continuing decline of market interest rates.

  Other Income (Expense), Net

        Net other expense consists of losses on disposals of fixed assets, foreign currency exchange gains and losses, and other non-operating income and expenses. Other income (expense), net for the periods reported was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Other income (expense), net	$454	$(769)	$(115)	$(1,560)

        For Q3 fiscal 2002 and the first nine months of fiscal 2002, the losses were due to losses on disposals of fixed assets, which included a reserve for fixed assets that are lost or otherwise not accounted for, and foreign currency exchange fluctuations.

  Income Tax Provision

        Income tax provision consists of foreign withholding tax expense and foreign and state income taxes. Income tax provision for the periods reported was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
Income tax provision	$—	$303	$204	$708

        These increases consisted primarily of foreign withholding and income taxes. We expect the income tax provision to increase as we expand into other international regions.

Liquidity and Capital Resources

        As of February 28, 2002, cash, cash equivalents, short-term investments, and long-term investments were $412.3 million. Our principal source of liquidity was cash and cash equivalents of $157.4 million.

        For the first nine months of fiscal 2001, net cash used in operating activities was $47.1 million. This amount was primarily comprised of a net loss of $227.0 million (which included $206.5 million of non-cash adjustments to reconcile net cash to net cash used in operations), $11.5 million of deferred revenues, $8.8 million of accounts receivable, $5.2 million of accrued liabilities, and $2.3 million of prepaid expenses and other current assets.

        For the first nine months of fiscal 2002, net cash used in operating activities was $40.0 million. This amount was primarily comprised of a net loss of $256.6 million (which included $234.1 million of non-cash adjustments to reconcile net cash to net cash used in operations), $26.1 million of deferred revenues, and $4.1 million of accounts receivable. These amounts were offset by $4.2 million of other long-term liabilities, $4.1 million of accrued liabilities, and $2.0 million of prepaid expenses and other current assets.

        For the first nine months of fiscal 2001, net cash used in investing activities of $42.7 million included $345.2 million used to purchase investments, $7.4 million used to purchase property and equipment, and $7.0 million used to issue a note receivable, offset by $318.4 million of proceeds received from the maturities of investments.

        For the first nine months of fiscal 2002, net cash provided by investing activities of $64.0 million included $350.3 million of proceeds received from the maturities of investments, offset by $281.2 million used to purchase investments, $3.6 million used to purchase property and equipment, and $1.1 million used to purchase equity investments.

        For the first nine months of fiscal 2001, net cash provided by financing activities of $105.2 million included $100.0 million of proceeds from our private placement in July 2000. Additionally, we received $5.7 million from issuances of common stock to employees, directors, and external consultants through our stock option plan, and to employees in connection with purchases through our employee stock purchase plan. These amounts were offset by payments made for capital lease obligations.

        For the first nine months of fiscal 2002, net cash provided by financing activities of $6.2 million included $6.7 million of proceeds from the issuance of common stock to employees, directors, and external consultants through our stock option plan, and to employees in connection with purchases through our employee stock purchase plan. This amount was offset by payments made for capital lease obligations.

        As of February 28, 2002, our outstanding short- and long-term obligations were $8.2 million, and consisted primarily of an excess facilities charge, deferred rent expense and capital lease commitments. We did not have any material commitments for capital expenditures. We anticipate that capital expenditures for fiscal 2002 will not exceed fiscal 2001 levels.

        A summary of our contractual obligations, some of which are discussed in more detail below, is as follows (in thousands):

		Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases	$56,376	$6,920	$13,794	$13,853	$21,809
Venture fund obligations (1)	2,026	2,026	—	—	—
Unconditional purchase obligations (2)	2,825	2,825	—	—	—
Other short-term obligations (3)	2,677	2,677	—	—	—
Capital lease obligations	490	471	19	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$64,394	$14,919	$13,813	$13,853	$21,809

  (1)
  The venture fund commitments are primarily comprised of our obligations to TWTV and China Broadband (H.K.) discussed below.

  (2)
  The unconditional purchase obligations are primarily comprised of commitments due to Motorola and MediaOne discussed below.

  (3)
  The other short-term obligations are comprised of amounts due as a result of our restructuring as well as payments due under employment agreements.

        In January 2001, we extended loans in exchange for promissory notes from Coleman Sisson, our President and Chief Operating Officer, and David Limp, our Executive Vice President and Chief Strategy Officer. In April 2001, we extended a loan in exchange for a promissory note from Donald Fitzpatrick, our Executive Vice President, Sales and Service. Each loan is for $500,000, carries an interest rate of 5.9% compounded annually, and is due and payable two years from issuance. As of February 28, 2002, we recorded $96,000 of interest receivable related to these promissory notes. In January 2001, we also entered into employee retention agreements with Mr. Sisson, Mr. Fitzpatrick, and Mr. Limp. Each retention agreement provides approximately $820,000 to the employee over the following two years of continued service. As of February 28, 2002, $183,000 had been paid to each of these executives under these agreements.

        Under a development agreement entered into with Motorola in April 1999 and amended in August 2001, we are committed to pay $8.9 million over three years in development fees for certain services to be performed by Motorola. These fees are being paid out over a three-year period. During the first nine months of fiscal 2001 and 2002, we paid $1.9 million and $2.5 million to Motorola, respectively. In March 2002, the final payment of $1.7 million was paid under this agreement.

        Through the Liberate Corporate Venture Fund, we have invested $16.3 million in our portfolio of companies. As of February 28, 2002, our net equity investments were valued at $11.0 million and included a write-down of $5.3 million of equity investments that we determined had been permanently impaired in Q4 fiscal 2001.

        In June 2001, through the Liberate Corporate Venture Fund, we committed to invest $2.0 million in China Broadband (H.K.) for reinvestment in China New Broadband Video and Communication, a Chinese joint venture that makes interactive television software. We made the first investment of $750,000 during the first nine months of fiscal 2002 and will make the balance of the investment in four phases through the fiscal 2003, subject to the achievement of specific technical and commercial milestones. We plan to continue to identify additional opportunities to make strategic investments.

        In January 2002, through the Liberate Corporate Venture Fund, we and other existing shareholders and management of Two Way TV ("TWTV") entered into a credit facility agreement to loan TWTV up to £4 million, of which we committed to loan up to £753,723 (approximately $1.1 million at the time of the commitment). See Note 5 of Notes to Condensed Consolidated Financial Statements. In February 2002, TWTV drew down £226,116 (approximately $324,000) from us under this loan facility and issued warrants to us to purchase 113,058,000 shares of TWTV common stock. These warrants were immediately exercised. The exercise price of £113,058 (approximately $160,000) was deducted from the outstanding owed by TWTV under the loan facility. We recorded the value of the shares of TWTV common stock and the remaining loan receivable as an addition to equity investments.

        In March 2002, TWTV completed the second draw-down from us of £207,273 (approximately $296,000) and issued warrants to Liberate to purchase an additional 103,636,500 shares of TWTV common stock. See Note 8 of Notes to Condensed Consolidated Financial Statements. These warrants were immediately exercised and the exercise price of £103,637 (approximately $148,000) was deducted from the outstanding debt owed by TWTV under the loan facility. We recorded the value of the shares of TWTV common stock and the remaining loan receivable as an addition to equity investments.

        In April 2002, TWTV initiated the third draw-down from us of £160,166 (approximately $230,000) and will issue warrants to Liberate to purchase an additional 80,083,000 shares of TWTV common stock. These warrants will be immediately exercised and the exercise price of £80,083 (approximately $115,000) will be deducted from the outstanding debt owed by TWTV under the loan facility. We will record the value of the shares of TWTV common stock and the remaining loan receivable as an addition to equity investments.

        In March 2002, we agreed to repurchase from MediaOne of Colorado and MediaOne of Michigan (each, a wholly owned subsidiary of AT&T Broadband and collectively, "MediaOne") certain unvested warrants that we had previously issued to MediaOne. See Note 8 of Notes to Condensed Consolidated Financial Statements. If MediaOne closes the transaction, we will pay $1.1 million for these 400,000 warrants.

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

Related Party Transactions

        As described above in "Results of Operations-Revenues," during Q3 fiscal 2002, we renegotiated certain contract terms with several of our large North American network operators, including Cox Communications ("Cox"), in order to encourage more timely deployments and predictable revenue streams. An executive officer of Cox, Christopher J. Bowick holds a rotating seat on Liberate's Board of Directors. The rotating seat is filled by a representative of one of several network operators with whom we have entered into a Voting Agreement dated May 12, 1999, as amended. We believe that the terms of our agreements with Cox are at least as favorable to us as those that could have been obtained in arm's-length transactions.

        As described in the proxy statement for our annual meeting held October 30, 2001, in the section titled "Certain Relationships and Related Transactions," we have certain agreements with Oracle (our former parent) and its affiliates.

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

        If the market for interactive television consumer devices, and set-top boxes in particular, does not develop or develops more slowly or in a different direction than we anticipate, our revenues will not grow as quickly as expected, if at all. For example, a consumer device manufacturer or its customers could choose to use only applications and content developed to operate directly with a particular consumer device, thereby eliminating the need for our software platform. A number of industry analysts have predicted that North American cable operators will focus on rolling out to their subscribers various forms of video-on-demand services, which could operate directly with a set-top box. Moreover, although we have focused on developing software that operates with set-top boxes, consumers may in the future receive interactive television through multi-purpose home entertainment devices or advanced game consoles, using software platforms other than ours.

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

        In different regions of the world, certain elements of interactive television systems may be controlled by a single company or a few large companies. For example, in the United States—one of the largest potential markets for interactive television—the manufacture of set-top boxes and ownership of cable networks are relatively concentrated. Development of the interactive television market may be slowed if these companies delay or do not participate in the deployment of interactive television, charge excessive fees, or use proprietary technologies rather than industry standards that permit interconnection and a uniform environment for developing applications and content.

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

        Our success depends on large network operators introducing and promoting products and services based on our technology. There are, however, only a limited number of large network operators worldwide. Mergers or other business combinations among these network operators would reduce this number, possibly disrupting our business relationships, and adversely affecting demand for our products and services. Some of our largest European customers may consider restructuring as they face pressure to reduce their debt, while their share prices are at historically low levels.

        Currently, only a subset of these network operators are deploying products and services incorporating our technology and services for consumer devices. In addition, none of our network operator customers is contractually obligated to introduce or promote products and services incorporating our technology, nor to achieve any specific introduction schedule. Accordingly, even if a network operator initiates a customer trial of products incorporating our technology, that operator is under no obligation to continue its relationship with us or to launch a full-scale deployment of these products. Further, our agreements with network operators are generally not exclusive, so network operators with whom we have agreements may enter into similar license agreements with one or more of our competitors.

        Because the large-scale deployment of products and services incorporating our technology is complex, time-consuming, and expensive, network operators are cautious about proceeding with such deployments. While we believe that products and services based on our technology will have significant value to network operators (in the form of opportunities to generate additional revenues per subscriber from interactive applications, such as video-on-demand, and the loss of fewer subscribers to competing services), there is only limited data available to demonstrate to network operators that they will receive attractive returns on their investments. Moreover, the customization process for new customers requires a lengthy and significant commitment of resources by our customers and us. The commitment of resources required by our customers may slow deployment, which could, in turn, delay market acceptance of these products and services. Also, many of our customers rely on debt-based financing and subscriber revenues to fund their deployments, so economic conditions that reduce either of these sources of financing may slow or stop deployment, or make it more difficult to collect receivables. Some of our largest European customers face pressure to reduce their debt, while their share prices are at historically low levels. Unless network operators introduce and promote products and services incorporating our technology in a successful and timely manner, our software platform will not achieve widespread acceptance, consumer device manufacturers will not use our software in their products, and our revenues will not grow as quickly as expected, if at all.

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

        Economic growth in the United States and internationally has slowed significantly in the past several quarters and the prospects for near-term economic growth worldwide are uncertain. The economic slowdown and uncertainty may harm our business by reducing our customers' spending and the rate at which they accept our technology and services or by making it more difficult for us to collect our receivables. Additionally, some of our European customers are facing large debt burdens and cash constraints, while their share prices are at historically lower levels. In the future, we may experience substantial fluctuations from period to period as a consequence of general economic conditions affecting the timing of orders from major customers and other factors affecting the capital spending or financial condition of our customers. There can be no assurance that these factors will not harm our business, financial condition, or operating results.

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

We disclose pro forma financial information.

        We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes special charges, including warrant-related amortization expense that is offset to revenues in accordance with EITF 00-25 and 01-09; the amortization of purchased intangibles, warrants, and deferred stock compensation; warrant-related asset impairment expense; restructuring costs; and an excess facilities and asset impairment charge. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation.

If we do not meet our announced pro forma revenue or profitability goals, our stock price could decline.

        Each quarter, we announce our target range of pro forma revenue for the next quarter. We have also announced that we expect to achieve profitability on a pro forma basis in the first half of fiscal 2003. Our pro forma results exclude special charges that include items such as the effects of certain warrant-related amortization expense that is offset to revenues in accordance with EITF 00-25 and 01-09; amortization expense for purchased intangibles, warrants, and deferred stock compensation; warrant-related asset impairment expense; restructuring costs; and an excess facilities and asset impairment charge. If we do not achieve our pro forma revenue target in a quarter or do not achieve pro forma profitability on the timeline we have announced, our stock price could decline. See "Risk Factors—The reduction in our revenues from our adoption of EITF 00-25 and 01-09 could result in a decline of our stock price." and Note 1 of Notes to Condensed Consolidated Financial Statements.

        Although historically our revenues have increased every fiscal year, we may not be able to sustain our historical revenue growth rates. Our ability to achieve our pro forma revenue and profitability goals will depend in large part upon increased license and royalty revenues from deployments in North America, which are largely beyond our control. Pro forma profitability will also depend upon our ability to increase our higher-margin license and royalty revenues as a percentage of total revenues and to improve our services margins. From the beginning of fiscal 1997 until the present, our customers have primarily been in the design and implementation phases with our products, and we have derived over half of our revenues from services and not from license and royalty fees. Some of our current and historical revenues consist of one-time revenues derived from the termination of certain customers' unused rights to use prepayments for products and services. In the future, we will need to substantially increase our sources of sustainable revenue to maintain our historical rates of pro forma revenue growth and to meet our pro forma revenues and profitability goals. See "Risk Factors—Our success depends on a limited number of network operators introducing and promoting products and services incorporating our technology," "Risk Factors—Our success depends on consumer device manufacturers introducing and promoting products that incorporate or operate with our technology," and "Risk Factors—A continued downturn in macroeconomic conditions could reduce sales of our products and services or result in collection difficulties."

        To meet our pro forma profitability goal, we will have to increase revenues while keeping expenses flat or slightly higher than current levels. Since our inception, we have not had a profitable quarter, on a pro forma basis or otherwise, and may never achieve or sustain profitability. For the first nine months of fiscal 2001 and 2002, we incurred a net loss of $227.0 million and $256.6 million, respectively. We could continue to incur significant losses and negative cash flows in the near future, which would adversely affect our stock price, business, and financial condition.

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

        We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of customers. For the first nine months of fiscal 2001, Telewest, NTL, and AOL each accounted for more than 10% of total revenues, for a total of 77% of total revenues. For the first nine months of fiscal 2002, Telewest and NTL each accounted for more than 10% of total revenues, for a total of 34% of total revenues.

        We expect that we will continue to depend upon a limited number of customers for a significant portion of our revenues in future periods, although the specific customers may vary from period to period. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases fewer of our products or services, defers or cancels orders, fails to meet its payment obligations, or terminates its relationship with us, our revenues could decline significantly.

        Several of our largest customers have significant debt burdens and may need to recapitalize or restructure their operations in the near future. While these customers continue to deploy our products and use our services, and pay us on a regular basis, there can be no assurance that corporate changes will not create risk to future business or payments.

We may not be successful in making strategic investments.

        In fiscal 2001, we established the Liberate Corporate Venture Fund to make strategic investments in other companies. In most instances, we make investments in return for equity securities of private companies, for which there is no public market. These companies may be expected to incur substantial losses and may never become profitable, publicly traded companies. If no active trading market develops for these securities, or these securities are not attractive to other investors, we may never realize any return on these investments. During fiscal 2001, we wrote down these investments by $5.3 million, as their fair market value had been permanently impaired. If these companies are not successful, we could incur additional future charges related to write-downs or write-offs of these types of assets. Losses or charges resulting from these and other investments could harm our basic net loss.

Failure to manage our growth could harm our ability to reach profitability, deliver products in a timely manner, fulfill existing customer commitments, and attract and retain new customers.

        Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, and financial resources, especially as more network operators and consumer device manufacturers incorporate our software into their products and services. This potential for rapid growth is particularly significant in light of the large customer bases of network operators and consumer device manufacturers and the frequent need to tailor our products and services to our customers' unique needs. To the extent we add several customers simultaneously or add customers whose product needs require extensive customization, we may need to significantly expand our operations. Moreover, we may expand our domestic and international operations by, among other things, expanding the number of employees in consulting and engineering services, and sales and marketing.

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

        International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the origin of the sales contract. International and domestic revenues as a percentage of total revenues for the periods reported were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
International revenues	76%	66%	65%	67%
Domestic revenues	24%	34%	35%	33%

Total revenues	100%	100%	100%	100%

        European revenues are primarily comprised of U.K.-based revenues and North American revenues are primarily comprised of U.S.-based revenues, as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
U.K.-based revenues	$7,368	$7,749	$15,991	$22,526

U.S.-based revenues	$3,297	$8,124	$8,575	$20,283

        We expect to derive a significant portion of our revenues for the foreseeable future from sources outside the United States, especially as we increase our international sales and marketing activities. Accordingly, our success will depend, in part, upon international economic, political, legal, and regulatory conditions and our ability to manage international sales and marketing operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel, and increase our foreign direct and indirect sales forces. This expansion will require significant management attention and resources, which could divert attention from other aspects of our business. Failing to expand our international operations in a timely manner would limit the growth of our international revenues. See Note 2 of Notes to Condensed Consolidated Financial Statements.

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

        Despite frequent testing of our software's scalability in a laboratory environment and in customer deployments, the ability of our software platform to support and manage a potentially unlimited number of users is uncertain. If our software platform does not efficiently scale while maintaining a high level of performance, demand for our products and services and our ability to sell additional products to our existing customers will be significantly reduced.

Our success depends on our ability to keep pace with the latest changes in technology and industry and governmental standards, and any delays or failure in developing and introducing new software products in a cost-effective way could result in a loss of market share, render our technology obsolete, or make it difficult for us to reach our pro forma profitability goal.

        The market for consumer device and network operations software is characterized by evolving industry and governmental standards, rapid technological change, and frequent new product introductions and enhancements. Accordingly, our success will depend in large part upon our ability to adhere to and adapt our products to evolving communications protocols and standards. Therefore, we will need to develop and introduce new products that meet changing customer requirements and emerging industry and governmental standards on a timely and cost-effective basis. We have encountered, in the past, and may encounter in the future, delays in completing the development and introduction of new software products. The different products that we have developed for different markets may be costly for us to maintain and improve if we permit the product lines to branch farther apart from each other. Any delays or failure in developing or introducing new products that meet consumer requirements, technological requirements, or industry or governmental standards could result in a loss of customers and render our products and services obsolete or non-competitive. If we fail to develop new products in a cost-effective way, our expenses may be higher than we have forecasted and we may be unable to reach or pro forma profitability goal.

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

        We also hope to increase our potential revenues by creating more extensions to our software platform. However, we may not be successful in developing or selling those extensions, and may incur significant development costs not offset by new revenues. See also "Risk Factors—Our success depends on our ability to keep pace with the latest changes in technology and industry and governmental standards, and any delays or failure in developing and introducing new software products in a cost-effective way could result in a loss of market share, render our technology obsolete, or make it difficult for us to reach our pro forma profitability goal."

We have been named in securities class-action litigation and may be named in additional litigation.

        Beginning May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the Southern District of New York against several of the firms that underwrote Liberate's initial public offering, naming Liberate and certain of its officers and directors as co-defendants. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. The plaintiffs allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectuses. These cases have now been consolidated with several hundred other cases against underwriters and other issuers. We have retained Wilson Sonsini Goodrich & Rosati as our lead counsel, and have tendered notice to our insurance carriers and underwriters pursuant to the terms of the insurance policies and underwriting agreements. We will be seeking to have the claims against the individual defendants dismissed, and, while litigation is by its nature uncertain, we do not believe that we face any material exposure arising from these cases.

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

We have been sued for patent infringement by one of our competitors and may be subject to other third-party intellectual property infringement claims that could be costly and time-consuming to defend. We do not have insurance to protect against these claims.

        On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. Liberate has retained Dergosits & Noah as its legal counsel, and on March 21, 2002 filed an answer denying OpenTV's allegations and instituting counter-claims that OpenTV infringes four of Liberate's patents for interactive networking software. Liberate will seek to have OpenTV's patents invalidated, request a finding that Liberate's technology does not infringe OpenTV's patents, and seek monetary damages and injunctive relief against OpenTV.

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

        Several other companies involved in the interactive television market have large patent portfolios that they have aggressively sought to enforce. While we do not believe we currently infringe such patents, and believe that we have valuable patents that we are seeking to enforce in the context of litigation, claims of infringement are always possible, and success in litigation or other successful resolution of claims is by no means assured.

        We currently do not have liability insurance to protect against the risk that our own technology or licensed third-party technology infringes the intellectual property of others. Claims relating to our intellectual property, regardless of their merit, may seriously harm our ability to develop and market our products and manage our day-to-day operations because they are time-consuming and costly to defend, and may divert management's attention and resources, cause product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements.

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

        As of February 28, 2002, Oracle beneficially owned 33,399,843 shares, or 31% of our outstanding common stock, based on 106,740,849 shares outstanding. These shares are held by two co-trustees for the benefit of Delphi Asset Management, a wholly owned subsidiary of Oracle, subject to the terms of a trust agreement that is intended to be irrevocable and will be effective for as long as any shares of our stock are held by Delphi Asset Management (or by the co-trustees for its benefit). The trust agreement specifies that these shares will be voted in proportion to all other voted shares of Liberate. Under a standstill agreement, Delphi Asset Management has agreed not to acquire any more shares of our common stock; not to sell, transfer, or encumber the shares of our common stock beneficially owned by it, except in certain limited ways; and not to seek to control or influence the management or business of Liberate. If Oracle were to sell large amounts of its holdings, our stock price could decline and we could find it difficult to raise capital through the sale of additional equity securities.

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

The reduction in our revenues from our adoption of EITF 00-25 and 01-09 could result in a decline of our stock price.

        Recently issued accounting standards have affected how we account for the warrants we have issued to network operators. Effective December 1, 2001, we adopted EITF 00-25 and 01-09, which generally require that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenue recognized or to be recognized from that customer. In accordance with the transition guidance in EITF 00-25 and 01-09, adoption required the reclassification of financial statements for prior periods presented for comparative purposes. See Note 1 of Notes to Condensed Consolidated Financial Statements

        While these accounting changes do not affect our basic net loss per share, the reclassification does reduce our revenue. To the extent that analysts or investors value us on the basis of our revenues, our stock price could decline. See "Risk Factors—We may incur net losses or increased net losses if we are required to record a significant accounting expense related to the issuance or impairment of warrants."

We may incur net losses or increased net losses if we are required to record a significant accounting expense related to the issuance or impairment of warrants.

        In fiscal 1999, Liberate entered into agreements to issue several network operators warrants to purchase up to 4,599,992 shares of Liberate common stock. Those warrants can be earned and exercised if the network operators satisfy certain milestones within specific time frames. The fair market value of the warrants is estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it becomes probable that they will be earned. Pursuant to the requirements of EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," Liberate will revalue the warrants if appropriate. Additionally, the value of the warrants is subject to classification as an offset to revenues up to the amount of cumulative revenue recognized or to be recognized, in accordance with EITF 00-25 and 01-09. See Note 1, "Recent Accounting Pronouncements" and Note 6 of Notes to Condensed Consolidated Financial Statements.

        We have in the past accelerated and made other modifications to these warrants to motivate the network operators to deploy our software and we may do so again. If the remaining warrants are earned, accelerated, modified, or impaired, we may be required to record additional significant non-cash expenses or offsets to revenues. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and result in a decline of our stock price.

We may incur net losses or increased net losses if we are required to record additional significant accounting charges related to excess facilities that we are unable to sublease.

        We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future. The commercial real estate market in the San Francisco Bay Area has developed such a large excess inventory of office space that we now believe we will be unable to sublease a substantial portion of our excess office space in the near future. Accordingly, in the first nine months of fiscal 2002, we recorded an excess facilities and asset impairment charge of $7.5 million. Of this charge, $7.0 million represented the remaining lease commitments for vacant facilities, net of expected sublease income, and $503,000 related to the impairment of related assets. If current market conditions for the commercial real estate market remain the same or worsen, we may be required to record additional charges.

New or changed government regulation could significantly reduce demand for our products and services.

        We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to the Internet, cable and satellite television networks, and other telecommunications content and services. Although there are currently few such laws and regulations, state, federal, and foreign governments may adopt laws and regulations that adversely affect us or our markets in any of the following areas: user privacy, copyrights, consumer protection, taxation of e-commerce, the online distribution of content, standards for transmission of interactive and enhanced television, and the characteristics and quality of online products and services. In particular, government laws or regulations restricting or burdening the exchange of personally identifiable information could delay the implementation of interactive services or create liability for us or other manufacturers of software that facilitates information exchange. Also, if we have to re-design our products to comply with new or changed government laws or regulations, we could face additional expense and delay in delivering our products to our customers. See "Risk Factors—Our success depends on our ability to keep pace with the latest changes in technology and industry and governmental standards, and any delays or failure in developing and introducing new software products in a cost-effective way could result in a loss of market share, render our technology obsolete, or make it difficult for us to reach our pro forma profitability goal."

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        As of February 28, 2002, our investment portfolio included $321.8 million of U.S. government obligations, commercial paper, and other corporate securities, all of which may increase or decrease in value if interest rates change prior to maturity. We do not use derivative financial instruments in our investment portfolio. We place our investments only with quality issuers who have earned high credit ratings, and by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and seek to preserve our invested funds by limiting the default risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances so that we can typically hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

Foreign Currency/Exchange Rate Risk

        We transact business in various foreign currencies and, accordingly, are subject to adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material, as the majority of our revenues and operating expenses are denominated in U.S. dollars. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We do not currently use financial instruments to hedge foreign revenues or operating expenses.

Part II. Other Information

Item 1. Legal proceedings

        Beginning May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the Southern District of New York against several of the firms that underwrote Liberate's initial public offering, naming Liberate and certain of its officers and directors as co-defendants. The plaintiffs subsequently added allegations regarding Liberate's secondary offering, and named additional officers and directors as co-defendants. The plaintiffs allege that the underwriters received excessive and improper commissions that were not disclosed in Liberate's prospectuses. These cases have now been consolidated with several hundred other cases against underwriters and other issuers. Liberate has retained Wilson Sonsini Goodrich & Rosati as its lead counsel, and has tendered notice to its insurance carriers and underwriters pursuant to the terms of its insurance policies and underwriting agreements. Liberate will be seeking to have the claims dismissed, and, while litigation is by its nature uncertain, Liberate does not believe that it faces any material exposure arising from these cases.

        On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. Liberate has retained Dergosits & Noah as its legal counsel, and on March 21, 2002 filed an answer denying OpenTV's allegations and instituting counter-claims that OpenTV infringes four of Liberate's patents for interactive networking software. Liberate will seek to have OpenTV's patents invalidated, request a finding that Liberate's technology does not infringe OpenTV's patents, and seek monetary damages and injunctive relief against OpenTV. While litigation is by its nature uncertain, Liberate does not believe that it faces any material exposure arising from this case.

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

        On February 17, 2000 (following our stock split), we commenced a secondary stock offering pursuant to a Registration Statement on Form S-1 (File No. 333-95139). In the secondary offering, we sold 2,890,000 shares of our common stock at $108.00 per share, for gross proceeds of $312.1 million. Net proceeds from this transaction, after underwriters' discounts and other related costs of $14.9 million, were $297.2 million.

        For our IPO, Credit Suisse First Boston and Hambrecht & Quist served as managing underwriters. For our secondary offering, Credit Suisse First Boston served as the managing underwriter. For both offerings, we directly paid the underwriters (none of whom was affiliated with us, our directors, or our officers) for their underwriting expenses.

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

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission Of Matters to a Vote of Securities Holders

        None.

Item 5. Other Information

        The following executive officers and directors have adopted sales plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of Liberate's common stock:

David J. Roux
Mitchell E. Kertzman
Donald M. Fitzpatrick
John Kent Walker, Jr.

        Each individual's plan is separate and sales under the plans will not be coordinated. As permitted by Rule 10b5-1 and our insider trading policy, some or all of our officers and directors may establish these kinds of plans in the future.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit
10.54	Amendment to Employee Retention Agreement between Liberate and David A. Limp, dated February 20, 2002.

(b) Reports on Form 8-K

        None.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberate Technologies
Date: April 12, 2002	By:	/s/ Mitchell E. Kertzman Mitchell E. Kertzman Chief Executive Officer
Date: April 12, 2002		/s/ Nancy J. Hilker Nancy J. Hilker, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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
LIBERATE TECHNOLOGIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Unaudited
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Part II. Other Information
  Item 1. Legal proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission Of Matters to a Vote of Securities Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures