Form 10-K
period 2002-05-31
LIBERATE TECHNOLOGIES
filed 2002-08-08
CIK 1085776

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM                  TO                 .

COMMISSION FILE NUMBER 000-26565

LIBERATE TECHNOLOGIES
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	94-3245315 (I.R.S. Employer Identification No.)
2 Circle Star Way, San Carlos, California (Address of Principal Executive Offices)	94070-6200 (Zip Code)

(650) 701-4000
Registrant's Telephone Number, Including Area Code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $0.01 PAR VALUE PER SHARE
(Title of Class)

        Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the Company was $195,380,000 based on the last reported sale price of the Company's common stock on the Nasdaq National Market System, and there were 107,618,302 shares of common stock outstanding (including shares held by affiliates).

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on October 29, 2002 are incorporated by reference in Items 10, 11, 12, and 13 of Part III of this Report.

LIBERATE TECHNOLOGIES
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MAY 31, 2002

PART I.

Item 1. Business

        The discussion in this Annual Report on Form 10-K ("Form 10-K") filed on behalf of Liberate Technologies and its wholly owned subsidiaries ("Liberate," "we," "us," or "our") contains statements that involve expectations or intentions (such as those relating to future business or financial results, new products or features, anticipated deployments, or management strategies). These are forward-looking statements that are subject to risks and uncertainties. We assume no obligation to update any forward-looking statements. Actual results may vary materially due to the risks listed below, risks listed in our other filings with the Securities and Exchange Commission, and unforeseen other factors. You should consider our forward-looking statements in conjunction with those risks discussed below, as well as with our financial statements, related notes, and the other financial information appearing elsewhere in this Form 10-K.

Overview

        Liberate Technologies is the premier provider of standards-based software platforms for delivering enhanced digital content and services to television viewers around the world. Network operators (such as cable and satellite television operators and telecommunications companies), broadcasters, content providers, and manufacturers of information-oriented consumer devices such as television set-top boxes and game consoles ("consumer devices") use our software to deliver enhanced digital content and services. Our software also facilitates network management and interoperability of third-party applications.

        We began our operations in late 1995 as a division of Oracle, developing client and server software for the consumer, enterprise, and educational markets. We incorporated in Delaware in April 1996 when Oracle spun off our division as Network Computer, Inc. ("NCI"). NCI's initial focus was selling software to original equipment manufacturers of network computer products for enterprise customers. In August 1997, NCI merged with a Netscape Communications subsidiary, Navio Communications, Inc. ("Navio"), which was developing Internet application and server software for the consumer market. NCI was the surviving entity in the merger. After the merger, we changed our strategic direction and restructured our operations to focus our development and marketing efforts on products targeted primarily at the consumer device market, targeting sales to a limited number of large network operators and consumer device manufacturers. In May 1999, we changed our name from NCI to Liberate Technologies.

        Since our incorporation, we have raised a significant amount of capital by selling small equity positions to a number of investors, including some major network operators. This has provided us with the financial resources we needed to continue our growth, given us resources to pursue investments and acquisitions, and reinforced our relationships with participating network operators. In order to continue to fund our growth, we decided to offer our stock to the public and became a publicly traded company on July 28, 1999. In January 2000, we effected a two-for-one split of our stock. We raised additional capital in February 2000 through a secondary public offering, and again in July 2000 when Cisco Systems ("Cisco") invested $100.0 million through a private placement.

        We have made two acquisitions since becoming a publicly traded company. In March 2000, we acquired the VirtualModem assets of SourceSuite LLC ("SourceSuite"), a company based in Canada. In June 2000, we acquired MoreCom, Inc. ("MoreCom"), based in Horsham, Pennsylvania.

        In July 2002, we entered into an agreement to acquire Sigma Systems Group (Canada) ("Sigma"), which develops and licenses operations support systems software to cable operators to permit them to create, deploy, monitor, and maintain subscriber services. See Note 17 of Notes to Consolidated Financial Statements.

        We operate solely in one segment and generate revenues by licensing our client and server products, applications, and tools, and providing related services. Our fiscal year runs from June 1 to May 31, with each fiscal year ending on May 31 of the corresponding calendar year. Our stock is traded on the Nasdaq National Market under the symbol "LBRT."

        We have offices in the United States, Canada, Europe, Asia, and Australia. Our headquarters and primary development offices are located in San Carlos, California. We have a development office in London, Ontario, Canada. We also have sales offices in London, England; Tokyo, Japan; Sydney, Australia; and Beijing, China.

Technology and Products

  Technology

        Our software platform includes a full range of client and server products, tools, and applications. These solutions enable network operators, broadcasters, content and applications developers, and consumer device manufacturers to deliver enhanced content and applications to TV viewers. Deploying these solutions requires a depth of knowledge in a broad range of technical fields. Over the past six years, we have acquired expertise in technologies such as the following:

  •
  Digital television;

  •
  Standards-based technology;

  •
  Efficient client technology;

  •
  Portable client architecture;

  •
  Reliable software architecture; and

  •
  Integration technologies.

        Digital television.    Much of the technology we offer is specifically engineered to deliver enhanced TV applications for digital television. For example, we have developed the software technology to manage the triggers that are used to signal the presence of interactive content in a digital broadcast stream. Each aspect of deploying an application—creating it, delivering it over a network, and running it on a set-top box—requires specialized knowledge of how digital TV systems work. We routinely use this digital TV know-how in the development of our products and the delivery of our services.

        Standards-based technology.    From our inception, we recognized the important role that standards have played in the major advances in television and other consumer electronics markets. Consequently, we became an early proponent of standards in this industry and built our products around them. For example, Liberate® TV Navigator™ software was the first certified Java-compliant software client in the industry. Our products use many existing broadcast and Internet standards, and where standards do not exist, we help to create them. We have contributed to industry standards activities such as Advanced Television Enhancement Forum ("ATVEF"), Digital Video Broadcast-Multimedia Home Platform ("DVB-MHP"), OpenCable Application Platform ("OCAP"), and the TV Linux Alliance.

        Since our products are based on the same technologies that form the basis of DVB-MHP and OCAP (notably, Java), Liberate is well positioned to provide solutions where these standards are adopted. By offering standards-based solutions, we further ensure that application developers can use widely available and highly refined tools designed for other purposes (for example, Java or HTML development) to develop for TV. This promotes a broader array of content and applications, and thus creates a better experience for the consumer.

        Efficient client technology.    We have engineered our client software to support a range of digital devices. With products that run in less than 400 kilobytes of memory, we offer some of the smallest, most efficient client engines available. Even on resource-constrained hardware platforms, these client engines can support such advanced features as a Java applications environment, video-on-demand, and electronic program guides. We also offer small and efficient implementations of our higher-end products that offer substantial feature sets.

        Portable client architecture.    We have developed porting technology and tools that streamline the process of making our software run across a variety of digital hardware platforms and operating systems. This approach maximizes the number of devices that can run our software.

        Reliable software architecture.    Our software typically operates in always-on environments, where reliability, security, and privacy are of utmost importance. Accordingly, we design our software to function under extended use and extreme loads. For example, we use deployment-proven technologies (such as load balancers) and established standards (such as SSL).

        Integration technologies.    Recognizing that digital network operators, broadcasters, and application developers have their own specific needs (and unique existing infrastructures), we have developed a modular architecture that uses interchangeable components and industry-standard interconnections. Further, we have pre-integrated our server technology with related software solutions to facilitate integration with the systems used by our network operators.

  Overview of Products

        Cable, satellite, terrestrial broadcast, and telephony-based digital television network infrastructures are quite varied. In response to this diversity, we have created a modular suite of products that we can adapt to meet the specific needs of each operator.

  Client and Server Products

        Our client software products and their accompanying servers form the core of our offerings. The client components, collectively called Liberate TV Navigator, run on digital set-top boxes of various types, such as cable, satellite, digital terrestrial broadcast, and DSL (Digital Subscriber Lines), and create an application environment. Since our client software needs to run on a variety of set-top boxes, we offer Liberate® TV Porter™ software, which is used to create porting layers typically implemented by the set-top box manufacturers. In aggregate, the set-top box's operating system, the porting layer, and Liberate TV Navigator software control the function of the set-top box, turning a conventional digital device into one capable of providing interactive and enhanced services. We offer Liberate TV Navigator software in three basic configurations, depending on the capability of the consumer device:

  •
  Compact, for resource-constrained devices (such as the Motorola DCT-2000);

  •
  Micro, for mid-range devices requiring a Java-only profile; and

  •
  Standard, which includes a wider range of features (including HTML) for an array of higher capacity digital devices.

        We provided a variety of server software to support Liberate TV Navigator software and other set-top box clients. Liberate® Transcoder™ server software lets many set-top boxes that are limited in functionality provide a richer user experience by offloading some processing to a remote server. Liberate® Datapoint™ server software manages subscribers and set-top boxes, while continually sending data that a user can access from different set-top boxes. Liberate® Mediacast™ server software efficiently transfers data to set-top boxes using a minimum of network resources. Liberate® Command™ server software lets operators manage their server infrastructure and data. Collectively, these products comprise a software suite called Liberate® Connect™.

  Application Infrastructure Products

        Without an array of compelling applications, digital set-top boxes and broadband networks are neither interesting to consumers nor profitable to their developers. We have developed products that provide common functionality needed by various types of applications. In some cases, these products also give the operator control over how services are delivered and who can access them.

        Several of our products are aimed at person-to-person communications or communications between an application service provider and a consumer. Liberate® Message™ software is a general messaging system used to deliver data between various points on a network, either between set-top boxes or between servers and set-top boxes. Liberate® TV Ticker™ software captures live data and manages its broadcast to set-top boxes for applications such as an information ticker (in which data runs across the screen) or other applications that use near-real-time broadcast data (such as a games leader-board). Liberate® TV Info™ software also collects television-programming-related data and delivers it to the set-top box. Liberate® TV Chat™ software, when used in conjunction with other software, lets users exchange messages nearly instantly. Liberate® TV Mail™ provides the infrastructure to deliver messages that need to be retained for a period of time, and is used as the foundation for building mail applications. Liberate® Imprint™ software incorporates both client and server elements that let network operators collect data about subscriber usage patterns. Such information lets network operators target and personalize their offerings for subscribers.

        We continue to develop infrastructure to assist in the deployment of TV-based applications and services.

  Developer Tools

        We also provide tools to developers that let them develop applications on our platform. Key products that support developers include Liberate® TV Producer Studio™ tools and Liberate® TV Emulator™ tools. Liberate TV Producer Studio tools includes the documentation and sample code to instruct developers how to write applications for our platform. We provide Liberate TV Emulator tools for Liberate TV Navigator client software to application developers as a PC-based emulation environment for testing their applications to see how they will perform on real set-top boxes running our software. Liberate TV Emulator tools, typically used in conjunction with Liberate's server offerings, provide a complete client-server environment.

  Trademark Notice

        Liberate®, the Liberate logo, and the various Liberate products and programs described above are registered trademarks and trademarks of Liberate Technologies. All other trademarks are the property of their respective owners.

Services

        We provide consulting, maintenance, and other services to our customers.

  Consulting Services

        Our consulting service group provides project management support, which includes implementation guidance, product customization, and product configuration. This group also provides project management, engineering assistance, and assistance with custom applications. To help ensure seamless product deployments, consulting teams may work closely with network operators and consumer device manufacturers to integrate and install our software at their facilities. We intend to devote substantial resources to helping our customers integrate our products into their infrastructure.

  Maintenance and Other Services

        Our customer service, support, and training organizations provide worldwide support and services. We run a technical training program for our worldwide customers and developers. Curriculum and training classes are available for most of our products.

Research and Development

        We have development offices in San Carlos, California and London, Ontario, Canada. Our total research and development expenses were $32.3 million, $51.2 million, and $44.8 million for fiscal 2000, 2001, and 2002, respectively. These amounts exclude acquisition-related charges for purchased in-process research and development of $1.9 million and $22.4 million in fiscal 2000 and 2001, respectively. We believe our success will depend in part upon our ability to continue to effectively invest in research and development.

Sales and Marketing

        We typically license our server software directly to network operators and license our client software to both consumer device manufacturers and network operators. Consumer devices containing our software platform are distributed by the manufacturer to the end user primarily through network operators.

        We license our software primarily through our direct sales force. We use indirect resellers in certain developing markets and may increase the number of indirect distribution partners in the future. Our sales force is organized into teams of sales representatives and systems engineers. We have direct sales professionals located in North America, Europe, Asia, and Australia.

Customers

        Our customers are typically large network operators who introduce, market, and promote products and services based on our technology. For fiscal 2000, NTL, Wind River Systems, and AOL accounted for 30%, 19%, and 12%, respectively, of total revenues. For fiscal 2001, NTL, Telewest, and AOL accounted for 28%, 25%, and 11%, respectively, of total revenues. For fiscal 2002, Telewest and NTL accounted for 17% and 16%, respectively, of total revenues. In May 2000, NTL acquired the consumer cable and certain other operations of Cable and Wireless and the percentages for NTL for fiscal 2000 include amounts previously reported for Cable and Wireless. We expect that we will continue to depend upon a limited number of customers for a significant portion of our revenues in future periods, although the specific customers may vary from period to period.

Competition

        We face intense competition in licensing software for networks and consumer devices. Our principal competitors in the client software market include Microsoft, OpenTV (including Liberty Broadband Interactive Technologies, its controlling shareholder), and Canal+ Technologies. In the server market, our primary competitor is Microsoft. We also expect additional competition from other established and emerging companies in the television, computer, software, and telecommunications sectors. The principal competitive factors in our industry include:

  •
  The quality and breadth of product and service offerings;

  •
  How easily and quickly a product can be integrated into existing networks and deployed to customers;

  •
  How well and efficiently software platforms operate with various consumer devices;

  •
  The possession of patents relating to important technologies;

  •
  The adequacy of financial resources;

  •
  The competitiveness of product pricing; and

  •
  The effectiveness of sales and marketing efforts.

        We believe that we presently compete favorably with our competitors in many of these areas. However, the market for consumer device software is evolving, and we cannot be certain that we will compete successfully in the future. See "Risk Factors—Competition from bigger, better capitalized competitors could result in price reductions, reduced gross margins, and loss of market share."

Intellectual Property Rights and Proprietary Information

        We have a portfolio of technologies and intellectual property that addresses various features of interactive networks and devices. We see significant value in the intellectual property we have developed, acquired, and incorporated into our technologies and systems. We also seek to protect and grow our intellectual property portfolio by developing and acquiring strategically important technologies and patents. We safeguard our proprietary information and our other intellectual property through a combination of domestic and international copyrights, trademarks, patents, and trade secret protection, as well as through contractual protections such as proprietary information agreements and nondisclosure agreements. However, we cannot guarantee that these steps will prevent misappropriation of our proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. See "Risk Factors—Our limited ability to protect our intellectual property and proprietary rights may harm our competitiveness."

        We currently have 27 issued U.S. patents in the general area of interactive networking technologies (consisting of more than 700 claims) and 22 foreign patents and pending patent applications. We continue to develop new technologies and file a range of additional patent applications as part of a worldwide intellectual property program. We currently have 32 U.S. patent applications pending (including more than 850 claims.)

        We have registered "Liberate" and the Liberate logo in the United States and extensively throughout the world, and use our many other product trademarks in association with these marks.

Employees

        As of May 31, 2002, we had 512 employees. None of our employees is represented by a collective bargaining agreement and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Liberate Corporate Venture Fund

        We launched the Liberate Corporate Venture Fund (the "Venture Fund") in November 2000 to promote the development of interactive television and growth of innovative companies that we expect to be our strategic partners. The Venture Fund operates as a business group within Liberate. As of May 31, 2002, we had invested $17.1 million in our portfolio of companies. In fiscal 2001 and 2002, we wrote down $5.3 million and $1.4 million, respectively, of equity investments that had been permanently impaired, reducing our net equity investments to $10.4 million as of May 31, 2002. See "Risk Factors—We may not be successful in making strategic investments, which may increase our basic net loss." and Notes 1 and 8 of Notes to Consolidated Financial Statements.

Risk Factors

        Any of the following risks could seriously harm our business, financial condition, and results of operations, causing the trading price of our common stock to decline.

Demand for information-oriented consumer devices and interactive television may not develop.

        Because the market for interactive television and information-oriented consumer devices (such as set-top boxes) is newly emerging, the potential size of the market opportunity and the timing of its development are uncertain. As a result, our profit potential is unknown. Although historically our revenues have increased every fiscal year, we do not anticipate that we will be able to sustain our historical revenue growth rates. Our ability to achieve our revenue and profitability goals will depend in large part upon increased license and royalty revenues from deployments in North America, which are largely beyond our control.

        Sales of our technology and services depend upon the commercialization and broad acceptance by consumers and businesses of interactive television and information-oriented devices, primarily cable and satellite set-top boxes. This will depend in turn on many factors, including the development of content and applications of interest to significant numbers of consumers, and the emergence of industry standards that facilitate the distribution of such content.

        If the market for interactive television consumer devices, and set-top boxes in particular, does not develop, develops more slowly, or develops in a different direction than we anticipate, our revenues will not grow quickly, if at all. For example, a consumer device manufacturer or its customers could choose to use only applications and content developed to operate directly with a particular consumer device, thereby eliminating the need for our software platform. As another example, many industry analysts have predicted that North American cable operators will focus on rolling out to their subscribers various forms of video-on-demand services, which could operate directly with a set-top box. Moreover, although we have focused on developing software that operates with set-top boxes, consumers may in the future receive interactive television through multi-purpose home entertainment devices or advanced game consoles, using software platforms other than ours.

Our success depends on a limited number of network operators introducing and promoting products and services incorporating our technology.

        Our success depends on large network operators introducing and promoting products and services based on our technology. There are, however, only a limited number of large network operators worldwide, some of whom may not elect to adopt our products. Mergers or other business combinations among these network operators would reduce this number, possibly disrupting our business relationships, and adversely affecting demand for our products and services. Moreover, some of our largest customers are restructuring and have reduced their use of our products and services.

        Currently, a number of network operators are not deploying products and services incorporating our technology and services for consumer devices. In addition, none of our network operator customers is contractually obligated to introduce or promote products and services incorporating our technology, nor to achieve any specific introduction schedule. Accordingly, even if a network operator initiates a customer trial of products incorporating our technology, that operator is under no obligation to continue its relationship with us or to launch a full-scale deployment of these products. Further, our agreements with network operators are generally not exclusive, so network operators with whom we have agreements may enter into similar license agreements with one or more of our competitors.

        Because the large-scale deployment of products and services incorporating our technology is complex, time-consuming, and expensive, network operators are cautious about proceeding with such deployments. While we believe that products and services based on our technology will have significant value to network operators (in the form of opportunities to generate additional revenues per subscriber from interactive applications, such as video-on-demand, and the loss of fewer subscribers to competing services), there is only limited data available to demonstrate to network operators that they will receive attractive returns on their investments. Moreover, the customization process for new customers requires a lengthy and significant commitment of resources by our customers and us. These and other factors, including our customers' needs to involve multiple departments in the purchasing decision and get approval at a number of levels of management within their organizations, may slow deployment, which could, in turn, delay market acceptance of these products and services.

        Furthermore, some of our current and historical revenues consist of one-time revenues derived from the termination of certain major customers' unused rights to use prepayments for products and services. In the future, we will need to substantially increase our sources of sustainable revenues to maintain our historical rates of revenue growth and to meet our revenue and profitability goals.

        Unless network operators introduce and promote products and services incorporating our technology in a successful and timely manner, our software platform will not achieve widespread acceptance and our revenues will not grow quickly, if at all.

Deployment and availability of interactive television and consumer device networks may be limited by the lack of content and infrastructure.

        Interactive television networks and other consumer-device networks are complex systems, requiring the successful interaction of many elements in order to be technologically and financially attractive to deploy. Many network operators seek to deploy a complete interactive television system, including features such as video-on-demand and guide services, rich content, and robust infrastructure support. Our success thus depends on the emergence of content, applications, and infrastructure for interactive television that do not now exist. Moreover, these elements must interact successfully with our software in order for our platform to gain widespread acceptance.

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

        Moreover, some companies have obtained patent protection on technology relating to important parts of a complete interactive television system. If patent licenses were required to assemble a complete interactive television system and could not be obtained on reasonable terms, the development of the interactive television industry could be slowed and revenues available to us could be reduced.

Our lower-margin service revenues will likely continue to constitute a significant percentage of total revenues.

        In our work, we find that our customers need substantial professional services to integrate our products into their networks. To achieve our revenue and profitability goals, we will need to increase all forms of revenues, including service revenues, which typically have a lower gross margin than do license and royalty revenues. Moreover, we may find it difficult to increase our service revenues because of the difficulty in obtaining new service contracts and recruiting additional qualified service personnel. Our service margins are likely to remain volatile as we attempt to expand our service business.

Our success depends on consumer device manufacturers introducing and promoting products that incorporate or operate with our technology.

        We do not typically manufacture hardware components that incorporate our technology. Rather, we license software technology to consumer device manufacturers and work with them to ensure that our products operate together. Accordingly, our success will depend, in part, upon our ability to convince a number of consumer device manufacturers to manufacture products that incorporate or operate with our technology, and upon the successful introduction and commercial acceptance of these products.

        None of these consumer device manufacturers is obligated to introduce or promote consumer devices incorporating our technology, achieve any specific production schedule, or license from us exclusively. Our failure to convince consumer device manufacturers to incorporate our software platform into their products or modify their products to operate with our software, or the failure of these products to achieve broad acceptance with retailers and consumers, will result in our revenues not growing quickly, if at all.

A continued downturn in macroeconomic conditions could reduce sales of our products and services or result in collection difficulties.

        Economic growth in the United States and internationally has slowed significantly and the prospects for near-term economic growth worldwide are uncertain at best. The economic slowdown and uncertainty may harm our business. Many of our customers rely on debt-based financing and subscriber revenues to fund their deployments, so economic conditions that reduce either of these sources of financing may slow or stop their deployments, or make it more difficult to collect receivables. Some of our largest customers are restructuring their debt and have reduced their use of our products and services. Moreover, some of our smaller customers may not be able to continue their operations or afford to pay for our products. As a result, we may experience substantial fluctuations from period to period as a consequence of general economic conditions affecting the timing of orders from major customers and other factors affecting the capital spending or financial condition of our customers. Our business, financial condition, and operating results could be harmed if we were to face volatility or reductions in customer orders or payments.

If we do not meet our announced pro forma revenue or profitability goals, our stock price could decline.

        We have in the past provided, and may in the future provide, public guidance regarding quarterly revenues, earnings, assets, and cash flows. We have also announced that we expect to achieve profitability on a pro forma basis in the second half of fiscal 2003. Our pro forma financial information excludes special charges, including those identified in Item 7. We have in the past failed to meet our guidance. If we again fail to meet this guidance in any given quarter or on the timeline we have announced, our stock price could decline.

        Our quarterly revenues are likely to vary from quarter to quarter and may be difficult to forecast. We expect our quarterly revenues to continue to depend significantly on a small number of relatively large orders for our products and services. We have found it difficult to forecast the timing and amount of specific sales because our sales process is complex and our sales cycle is long. Our quarterly operating results may be lower than our public guidance if we are unable to complete one or more substantial sales on the schedule we anticipated. If we license our products on a site or enterprise basis (as some of our customers have requested), we will not receive the more predictable royalty revenues on a per-subscriber basis, but rather one-time license revenues, which will continue to be difficult for us to forecast. In some cases, we recognize revenues from services on a percentage-of-completion basis. Our ability to recognize these revenues may be delayed if we are unable to meet service milestones on a timely basis. Delays in network operators' deployment schedules (which would delay royalty revenue for us) or our receipt of royalty reports could adversely affect our revenues for any given quarter. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in greater short-term losses.

        To meet our pro forma profitability goal, we will have to increase revenues while keeping expenses relatively flat. Since our inception, we have not had a profitable quarter, on a pro forma basis or otherwise, and may never achieve or sustain profitability. For fiscal 2000, 2001, and 2002, we incurred a net loss of $80.8 million, $306.4 million, and $325.0 million, respectively. We could continue to incur significant losses and negative cash flows in the near future, which would adversely affect our stock price, business, and financial condition.

Our future license and royalty revenues and margins may be lower than we currently anticipate if our customers license only certain features of our products and do not deploy them widely.

        We have developed our software platform to enable a broad array of interactive television features and we typically license our entire software platform to our network operator customers. Some network operators are choosing to roll out only certain features of interactive television, such as video-on-demand services, and want to license only certain individual capabilities of our software platform. If we increasingly license only some components of our software platform and our network operator customers do not deploy our technology widely enough to make up for the resulting lower per-unit license and royalty fees, our license and royalty revenues and margins will be lower than we currently anticipate and our business, financial condition, and results of operations could be seriously harmed.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenues.

        We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of customers. For fiscal 2000, NTL, Wind River Systems, and AOL accounted for 30%, 19%, and 12%, respectively, of total revenues. For fiscal 2001, NTL, Telewest, and AOL accounted for 28%, 25%, and 11%, respectively, of total revenues. For fiscal 2002, Telewest and NTL accounted for 17% and 16%, respectively, of total revenues.

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

        Several of our largest customers have significant debt burdens and are restructuring. These customers have decreased their use of our products and services. While these customers continue to pay us, there can be no assurance that corporate changes will not create risk to future business or payments.

International revenues account for a significant portion of our revenues and are subject to operational risks and currency fluctuations.

        International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the location of the customer. International and domestic revenues as a percentage of total revenues for the periods reported were as follows:

	Years ended May 31,
	2000	2001	2002
International revenues	39%	67%	67%
Domestic (U.S.-based) revenues	61%	33%	33%

Total revenues	100%	100%	100%

        Revenues from countries providing material amounts of our revenues were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
U.K.-based revenues	$7,644	$21,591	$28,332

Domestic (U.S.-based) revenues	$13,275	$13,022	$26,411

        We expect to derive a significant portion of our revenues for the foreseeable future from sources outside the United States, especially as we increase our international sales and marketing activities. Accordingly, our success will depend, in part, upon international economic, political, legal, and regulatory conditions; our ability to manage international sales and marketing operations; and our ability to improve collections of international accounts receivable. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel, and increase our foreign direct and indirect sales forces. This expansion will require significant management attention and resources, which could divert attention from other aspects of our business. Failing to expand our international operations in a timely manner would limit the growth of our international revenues. See Note 13 of Notes to Consolidated Financial Statements.

        To date, the majority of our revenues and costs have been denominated in U.S. dollars. The effect of changes in foreign currency exchange rates on revenues and operating expenses are reflected in our Consolidated Statements of Operations and Comprehensive Loss. See Note 1 of Notes to Consolidated Financial Statements. Expanded international operations are likely to result in increased foreign currency receivables and payables. Although we may from time to time undertake foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, we do not currently do so. Accordingly, fluctuations in the value of foreign currency could significantly reduce our international revenues or increase our international expenses.

In order to remain competitive in our market, we are making an acquisition, and may make additional acquisitions, that could be difficult to integrate, disrupt our business, and dilute stockholder value.

        We entered into an agreement in July 2002 to acquire Sigma Systems Group (Canada), which develops and licenses operations support systems software to cable operators to permit them to create, deploy, monitor, and maintain subscriber services. We may acquire other businesses in the future in order to remain competitive or to acquire new technologies. With our acquisition of Sigma Systems and with any future acquisitions, we will need to integrate product lines, technologies, personnel, customers, widely dispersed operations, and distinct corporate cultures. These integration efforts may not succeed or may distract our management from operating our existing business. Our failure to successfully manage current and future acquisitions could seriously harm our operating results. In addition, our stockholders would be diluted if we were to finance acquisitions by incurring convertible debt or issuing equity securities.

As the market for interactive television develops, we face increased pressure to reduce the prices for our products, which could harm our results of operations and financial condition.

        The market for interactive television is newly emerging and the relative value of system components (such as infrastructure, operating systems, middleware, applications, and content) has yet to be widely tested commercially. We have focused on developing and marketing our software platform and extending it to enable our network operator customers to handle more of the subscriber management services associated with delivering interactive television. One of our competitors has re-oriented its business focus toward developing and marketing content and applications because it believes that the margins on those products will increase, while platforms to enable interactive television will become more of a commodity, with much lower margins. If the market for interactive television develops in this way, our business, financial condition, and results of operations would be seriously harmed.

We have been sued for patent infringement by one of our competitors and may be subject to other third-party intellectual property infringement claims that could be costly and time-consuming to defend. We do not have insurance to protect against these claims.

        On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. We have retained O'Melveny & Myers as our legal counsel and filed an answer denying OpenTV's allegations and counter-claiming that OpenTV infringes our patents for interactive networking software. We are seeking to have OpenTV's patents invalidated, requesting a finding that our technology does not infringe OpenTV's patents, and seeking monetary damages and injunctive relief against OpenTV. While litigation is by its nature uncertain, we do not believe that we are likely to face any material exposure arising from this case and have not reserved funds for a potential settlement or adverse decision.

        We expect that, like other software product developers, we will increasingly be subject to infringement claims as the number of products and competitors developing consumer device software grows, software and business-method patents become more common, and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or external consultants who have worked for independent software vendors or other companies developing products similar to ours. These prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property.

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

The loss of our key personnel could harm our competitiveness.

        We believe that our success will depend on the continued employment of our senior management team and key technical personnel. Recently, we have had significant turnover among key members of senior management. If our new organization of senior management does not work well or we have difficulty replacing other key personnel who leave their employment with Liberate, our ability to manage day-to-day operations, develop and deliver new technologies, attract and retain customers, attract and retain other employees, and generate revenues could be harmed.

Competition from bigger, better capitalized competitors could result in price reductions, reduced gross margins, and loss of market share.

        We face intense competition in licensing software for networks and consumer devices. Our principal competitors in the client software market include Microsoft, OpenTV (including Liberty Broadband Interactive Technologies, its controlling shareholder), and Canal+ Technologies. Our primary competitor in the server market is Microsoft. Additionally, certain interactive television applications developers, such as Gemstar-TV Guide or NDS Group (a partially owned subsidiary of News Corporation), may expand into the interactive television platform market where we compete. We expect additional competition from other established and emerging companies in the television, computing, software, and telecommunications sectors and from stronger competitors created by the current consolidation in our industry. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues, and loss of market share.

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

        Software development is an inherently complex and subjective process, which frequently results in products that contain errors, as well as defective or non-competitive features or functions. Moreover, our technology is integrated into the products and services of our network operator customers. Accordingly, a defect, error, or performance problem with our technology could cause our customers' cable and satellite television or other telecommunications systems to fail for a period of time. Any such failure could cause severe customer service and public relations problems for our customers and could result in delayed or lost revenues or increased expenses due to adverse customer reaction, negative publicity, and damage claims.

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

        The market for consumer device and network operations software is characterized by evolving industry and governmental standards, rapid technological change, and frequent new product introductions and enhancements. Accordingly, our success will depend in large part upon our ability to adhere to and adapt our products to evolving communications protocols and standards. Therefore, we will need to develop and introduce new products that meet changing customer requirements and emerging industry and governmental standards on a timely and cost-effective basis. We have encountered, in the past, and may encounter in the future, delays in completing the development and introduction of new software products. The different products that we have developed for different markets may be costly for us to maintain and improve if we permit the product lines to branch farther apart from each other. Any delays or failure in developing or introducing new products that meet consumer requirements, technological requirements, or industry or governmental standards could result in a loss of customers and render our products and services obsolete or non-competitive. We hope to increase our potential revenues by creating more extensions to our software platform and extending into complementary lines of software. However, we may not be successful in developing or selling those extensions, and may incur significant development costs not offset by new revenues. If we fail to develop or improve products in a cost-effective way, our expenses may be higher than we have forecasted and we may be unable to reach our pro forma profitability goal.

As we exhaust sales opportunities in our existing markets, we may be unable to identify and take advantage of new business opportunities.

        We hope to increase our potential revenues by expanding our sales efforts to reach customers we have not traditionally targeted and licensing a wider variety of software to our current customers. In the future, we may expand our sales efforts to reach a wider variety of customers, including producers, vendors, and aggregators of content; service providers; and manufacturers of other types of consumer devices. We may not succeed in customizing our software to meet the unique needs of those classes of customers or in expanding our sales efforts to new channels.

We may not be successful in making strategic investments, which may increase our basic net loss.

        In fiscal 2001, we established the Liberate Corporate Venture Fund to make strategic investments in other companies. In most instances, we make investments in return for equity securities of private companies, for which there is no public market. These companies may be expected to incur substantial losses and may never become profitable, publicly traded companies. If no active trading market develops for these securities, or these securities are not attractive to other investors, we may never realize any return on these investments. During fiscal 2001 and 2002, we wrote-down these investments by $5.3 million and $1.4 million, respectively, as their fair market value had been permanently impaired. If these companies are not successful, we could incur additional future charges related to write-downs or write-offs of these types of assets. Losses or charges resulting from these and other investments could increase our basic net loss. See Notes 1 and 8 of Notes to Consolidated Financial Statements.

We have been named in securities class-action litigation and may be named in additional litigation, which may result in substantial costs and divert management's attention and resources.

        Beginning May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering ("IPO"), naming Liberate and certain of our officers and directors as co-defendants. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. A suit making similar allegations based on the same facts has also been filed in California state court. The plaintiffs allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectuses. The federal cases have now been consolidated with several hundred other cases against underwriters and other issuers. We have retained Wilson Sonsini Goodrich & Rosati as our lead counsel, and tendered notice to our insurance carriers and underwriters pursuant to the terms of our insurance policies and underwriting agreements. We are seeking to have the claims dismissed and, while litigation is by its nature uncertain, we do not believe that we are likely to face any material exposure arising from these cases and have not reserved funds for a potential settlement or adverse decision.

        More generally, securities class-action litigation has often been brought against a company following declines in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater-than-average stock price declines in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. Due to the volatility of our stock price, we may in the future be the target of this kind of litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

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

        The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. If we fail to protect our intellectual property, our competitors could offer products that incorporate our most technologically advanced features, reducing demand for our products and services.

Oracle holds a substantial portion of our stock and could cause our stock price to decline with large sales of our stock.

        As of June 30, 2002, Oracle beneficially owned 33,399,843 shares, or 31% of our outstanding common stock, based on 107,618,302 shares outstanding. These shares are held by two co-trustees for the benefit of Delphi Asset Management, a wholly owned subsidiary of Oracle, subject to the terms of a trust agreement that is intended to be irrevocable and will be effective for as long as any shares of our stock are held by Delphi Asset Management (or by the co-trustees for its benefit). The trust agreement specifies that these shares will be voted in proportion to all other voted shares of Liberate. Under a standstill agreement, Delphi Asset Management has agreed not to acquire any more shares of our common stock; not to sell, transfer, or encumber the shares of our common stock beneficially owned by it, except in certain limited ways; and not to seek to control or influence the management or business of Liberate. If Oracle were to sell large amounts of its holdings, our stock price could decline and we could find it difficult to raise capital through the sale of additional equity securities. In addition, this concentration of ownership could delay or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock.

The reduction in our revenues from our adoption of EITF 00-25 and 01-09 could result in a decline of our stock price.

        Recently issued accounting standards have affected how we account for the warrants we have issued to network operators. Effective December 1, 2001, we adopted EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" and EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 00-25 and 01-09"). EITF 00-25 and 01-09 generally require that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized from that customer. In accordance with the transition guidance in EITF 00-25 and 01-09, adoption required the reclassification of financial statements for prior periods presented for comparative purposes. See Note 1 of Notes to Consolidated Financial Statements.

        While these accounting changes do not affect our basic net loss per share, the reclassification will reduce our present and future revenues. To the extent that analysts or investors value us on the basis of our revenues, our stock price could decline. See "Risk Factors—We may incur net losses or increased net losses if we are required to record a significant accounting expense related to the issuance or impairment of warrants."

We may incur net losses or increased net losses if we are required to record a significant accounting expense related to the issuance or impairment of warrants.

        In fiscal 1999, we entered into agreements to issue several network operators warrants to purchase up to approximately 4.6 million shares of Liberate common stock. Those warrants can be earned and exercised if the network operators satisfy certain milestones within specific time frames. Pursuant to the requirements of EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), we will revalue the warrants if appropriate. The fair market value of the warrants is estimated using the Black-Scholes pricing model. Additionally, the value of the warrants is subject to classification as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized, in accordance with EITF 00-25 and 01-09. See Notes 1 and 10 of Notes to Consolidated Financial Statements.

        We have in the past accelerated and made other modifications to these warrants to motivate network operators to deploy our software and we may do so again. If the remaining warrants are earned, accelerated, modified, or impaired, we may be required to record additional significant non-cash expenses or offsets to revenues. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results.

We may incur net losses or increased net losses if we are required to record additional significant accounting charges related to excess facilities that we are unable to sublease.

        We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future. The commercial real estate market in the San Francisco Bay Area has developed such a large excess inventory of office space that we now believe we will be unable to sublease a substantial portion of our excess office space in the near future. Accordingly, for fiscal 2002, we recorded excess facilities charges and related asset impairment of $9.9 million, of which $9.3 million represented the remaining lease commitments for vacant facilities, net of expected sublease income, and $601,000 related to the impairment of certain assets. If current market conditions for the commercial real estate market remain the same or worsen, or we conclude that we are not likely to use additional space, we may be required to record additional charges of up to $28.9 million in future periods. See Note 4 of Notes to Consolidated Financial Statements.

We may incur net losses or increased net losses if we are required to record expenses related to grants of options to our employees.

        Current proposed legislation in Congress, if adopted, would require us to record the stock options granted to all or certain of our employees as an expense. If we are required to record non-cash expenses related to the issuance of stock options, we may incur increased net losses.

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

        Since our inception, cash used in our operations has substantially exceeded cash received from our operations and we expect this trend to continue for the near future. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months and beyond. At some point in the future, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to develop our products and services, acquire complementary technologies or businesses, open new offices, hire and retain employees, or respond to competitive pressures or new business requirements.

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

Item 2. Properties

        We currently lease approximately 237,000 square feet of office space in various locations throughout the United States, Canada, Europe, Asia, and Australia.

        We lease approximately 181,000 square feet of office space for our headquarters and development offices in San Carlos, California. Approximately 53,000 square feet of our headquarters office space is available for sublease to third parties. In December 2001, we subleased approximately 25,000 square feet of our headquarter space for a 36-month term at an average rate over the sublease term that is less than our cost. We have engaged a commercial real estate broker to market the remaining space.

        We lease approximately 25,000 square feet for a development facility in London, Ontario, Canada. We are currently negotiating to renew this facility lease for an additional five-year term, which would extend our lease through December 2007.

        We leased approximately 16,000 square feet in Horsham, Pennsylvania and approximately 10,000 square feet in Murray City, Utah for development facilities. As part of our February 2002 restructuring, we did not renew the Horsham lease upon its expiration in June 2002, and we negotiated an early buyout of the Murray City lease, which ended our obligation as of May 31, 2002.

        We also lease sales offices in London, England; Tokyo, Japan; Beijing, China; and Sydney, Australia.

Item 3. Legal Proceedings

        Beginning May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our IPO, naming Liberate and certain of our officers and directors as co-defendants. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. A suit making similar allegations based on the same facts has also been filed in California state court. The plaintiffs allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectuses. The federal cases have now been consolidated with several hundred other cases against underwriters and other issuers. We have retained Wilson Sonsini Goodrich & Rosati as our lead counsel, and tendered notice to our insurance carriers and underwriters pursuant to the terms of our insurance policies and underwriting agreements. We are seeking to have the claims dismissed and, while litigation is by its nature uncertain, we do not believe that we are likely to face any material exposure arising from these cases and have not reserved funds for a potential settlement or adverse decision.

        On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. We have retained O'Melveny & Myers as our legal counsel and filed an answer denying OpenTV's allegations and counter-claiming that OpenTV infringes our patents for interactive networking software. We are seeking to have OpenTV's patents invalidated, requesting a finding that our technology does not infringe OpenTV's patents, and seeking monetary damages and injunctive relief against OpenTV. While litigation is by its nature uncertain, we do not believe that we are likely to face any material exposure arising from this case and have not reserved funds for a potential settlement or adverse decision.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

        Our common stock has been traded on the Nasdaq National Market under the symbol "LBRT" since July 28, 1999. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported on the Nasdaq National Market:

Fiscal 2001	High	Low
First Quarter	$34.13	$16.38
Second Quarter	$32.94	$10.63
Third Quarter	$20.56	$9.00
Fourth Quarter	$10.80	$7.09
Fiscal 2002	High	Low
First Quarter	$15.35	$7.75
Second Quarter	$13.95	$7.12
Third Quarter	$12.27	$6.47
Fourth Quarter	$7.60	$4.05

        As of June 30, 2002, the last reported sales price of our common stock was $2.64 per share, and there were 373 holders of record of our common stock. This does not include the number of persons whose stock is held in "street name" accounts through brokers.

Equity Compensation Plans

        The following table summarizes our current equity compensation plans as of May 31, 2002:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)(2)(3)	14,936,951	$9.74	4,965,414
Equity compensation plan not approved by security holders(4)	5,245,548	$4.99	1,983,332

Total	20,182,499	$8.50	6,948,746

(1)
Please see Note 11 of our Notes to Consolidated Financial Statements for descriptions of our 1996 Stock Option Plan, 1999 Equity Incentive Plan, and 1999 Employee Stock Purchase Plan that are included in the equity compensation plans approved by security holders. The table above does not reflect the shares or the weighted average exercise price of shares that may be acquired during the current purchase period under the 1999 Purchase Plan because these numbers are not determinable until the end of the current purchase period.

(2)
Under our 1999 Equity Incentive Plan, we may issue awards up to the available plan balance in the form of restricted shares, stock appreciation rights, or stock units, as well as options, which are shown in the table above. As of May 31, 2002, no awards, other than the options included in the table above, were outstanding.

(3)
Each of the two plans from which we currently make new awards includes a formula for automatic annual increases to the balance of its available shares. For our 1999 Equity Incentive Plan, on June 1 of each year, commencing with the year 2000, the number of shares available increases automatically by the lesser of (a) 5% of our common shares outstanding on the date of increase, or (b) 6,000,000. For our 1999 Employee Stock Purchase Plan, on June 1 of each year, commencing with the year 2000, the number of shares available for purchase increases automatically by the lesser of (a) 2% of our common shares outstanding on the date of increase, or (b) 1,666,666.

(4)
Please see Notes 10 and 11 of our Notes to Consolidated Financial Statements for the descriptions of the following equity compensation plans not approved by security holders: options we assumed in connection with our acquisitions of Navio and MoreCom; outside-of-plan grants to an outside director and an executive officer; and our warrant agreements with certain network operators. Included in the aggregate numbers in the table above, as of May 31, 2002, 953,429 shares of our common stock were subject to options that we had assumed in connection with our acquisitions of Navio and MoreCom, with a weighted average exercise price of $8.88 per share.

Recent Sales of Unregistered Securities

        During our fiscal year ended May 31, 2002, we did not issue or sell unregistered securities.

Dividend Policy

        We have not paid any cash dividends since our incorporation and do not intend to pay any cash dividends in the foreseeable future.

Use of Proceeds

        On July 27, 1999, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-78781) for our IPO. In the IPO, we sold an aggregate of 13,402,100 shares of our common stock (including 902,100 shares in connection with the exercise of the underwriters' overallotment), at $8.00 per share (all share numbers and share price are split-adjusted). The IPO generated gross proceeds of $107.2 million. Our net proceeds were $97.8 million, after deducting $9.4 million in underwriters' discounts and other related costs of the IPO.

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

Item 6. Selected Financial Data

        Please read the following selected consolidated financial data (in thousands, except per share data) in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," Consolidated Financial Statements, and Notes thereto, and with other financial data included elsewhere in this Form 10-K. The Consolidated Statements of Operations data for the years ended May 31, 2000, 2001, and 2002 and the Consolidated Balance Sheet data as of May 31, 2001 and 2002, are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The Consolidated Statements of Operations data for the years ended May 31, 1998 and 1999, and the Consolidated Balance Sheet data as of May 31, 1998, 1999, and 2000 are derived from audited consolidated financial statements not included in this Form 10-K. These historical results do not necessarily indicate the results to be expected in any future period.

	Years ended May 31,
	1998	1999	2000	2001	2002
Consolidated Statements of Operations Data:
Revenues:
License and royalty(1)	$4,162	$5,281	$2,970	$14,694	$37,801
Service(2)	6,131	12,304	18,850	25,138	42,522

Total revenues	10,293	17,585	21,820	39,832	80,323

Cost of revenues:
License and royalty	3,779	2,279	2,006	1,836	2,091
Service(2)	2,251	8,519	22,804	30,525	39,768

Total cost of revenues	6,030	10,798	24,810	32,361	41,859

Gross margin	4,263	6,787	(2,990)	7,471	38,464

Operating expenses:
Research and development	19,981	18,171	32,271	51,243	44,809
Sales and marketing	14,407	11,730	18,740	24,176	26,137
General and administrative	2,453	3,975	7,837	11,437	12,484
Amortization of purchased intangibles	4,563	6,084	22,081	216,127	220,741
Warrant-related asset impairment	—	—	—	—	44,840
Amortization of warrants(1)	—	18	3,513	10,122	12,047
Excess facilities charges and related asset impairment	—	—	—	—	9,903
Restructuring costs	1,175	—	—	—	3,075
Amortization of deferred stock compensation	—	507	2,053	1,884	1,670
Acquired in-process research and development	58,100	—	1,936	22,425	—

Total operating expenses	100,679	40,485	88,431	337,414	375,706

Loss from operations	(96,416)	(33,698)	(91,421)	(329,943)	(337,242)
Interest income	115	80	11,634	30,191	15,968
Other expense, net	(105)	(21)	(847)	(6,171)	(2,799)

Loss before income tax provision (benefit)	(96,406)	(33,639)	(80,634)	(305,923)	(324,073)
Income tax provision (benefit)	(2,015)	(586)	137	515	938

Net loss	$(94,391)	$(33,053)	$(80,771)	$(306,438)	$(325,011)

Basic and diluted net loss per share	$(890.48)	$(56.60)	$(1.14)	$(2.99)	$(3.06)

Shares used in computing basic and diluted net loss per share	106	584	70,988	102,464	106,144

(1)
Historical amounts have been reclassified to conform to current period presentation in accordance with EITF 00-25 and 01-09. See Note 1 of Notes to Consolidated Financial Statements.

(2)
Historical amounts have been reclassified to conform to current period presentation in accordance with EITF 01-14 (formerly Topic D-103). See Note 1 of Notes to Consolidated Financial Statements.

	As of May 31,
	1998	1999	2000	2001	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,138	$33,657	$132,962	$126,989	$111,396
Working capital (deficit)	(18,275)	5,446	232,579	221,275	200,627
Total assets	32,311	70,185	746,187	1,026,475	684,651
Deferred revenues	25,367	40,790	69,132	54,216	19,366
Total long-term liabilities	4,115	4,315	1,929	1,734	7,721
Accumulated deficit	(116,659)	(149,712)	(230,483)	(536,921)	(861,932)
Total stockholders' equity (deficit)	(6,136)	12,226	658,167	949,682	636,095

        The following table represents the respective balances as a percentage of total revenues:

	Years ended May 31,
	1998	1999	2000	2001	2002
Consolidated Statements of Operations Data:
Revenues:
License and royalty(1)	40%	30%	14%	37%	47%
Service(2)	60	70	86	63	53

Total revenues	100	100	100	100	100

Cost of revenues:
License and royalty	37	13	9	5	3
Service(2)	22	48	105	76	49

Total cost of revenues	59	61	114	81	52

Gross margin	41	39	(14)	19	48

Operating expenses:
Research and development	194	103	148	129	56
Sales and marketing	140	66	86	61	33
General and administrative	24	23	36	29	15
Amortization of purchased intangibles	44	35	101	543	275
Warrant-related asset impairment	—	—	—	—	56
Amortization of warrants(1)	—	—	16	26	15
Excess facilities charges and related asset impairment	—	—	—	—	12
Restructuring costs	11	—	—	—	4
Amortization of deferred stock compensation	—	3	9	5	2
Acquired in-process research and development	565	—	9	56	—

Total operating expenses	978	230	405	848	468

Loss from operations	(937)	(191)	(419)	(828)	(420)
Interest income	1	—	53	76	20
Other expense, net	(1)	—	(4)	(16)	(3)

Loss before income tax provision (benefit)	(937)	(191)	(370)	(768)	(403)
Income tax provision (benefit)	20	(3)	—	1	2

Net loss	(917)%	(188)%	(370)%	(769)%	(405)%

(1)
Historical amounts have been reclassified to conform to current period presentation in accordance with EITF 00-25 and 01-09. See Note 1 of Notes to Consolidated Financial Statements.

(2)
Historical amounts have been reclassified to conform to current period presentation in accordance with EITF 01-14 (formerly Topic D-103). See Note 1 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We operate in an industry sector where stock values have declined dramatically. We believe that our future results of operations will continue to be subject to quarterly variations based upon a wide variety of factors. See additional discussions contained in "Risk Factors" set forth in Item 1 of this Form 10-K. Statements in this discussion and analysis include forward-looking information within the meaning of the securities laws of the United States. These statements involve known and unknown risks and uncertainties. Our actual results in future periods may differ materially from any future performance suggested in this report.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles ("GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Those judgments, assumptions, and estimates are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Note 1 of Notes to the Consolidated Financial Statements describes the significant accounting policies used in the preparation of these Consolidated Financial Statements. Our critical accounting policies require management to make judgments and estimates in its projections of future events, which could differ from actual events. We describe these critical accounting policies in more detail below.

  Revenue Recognition

        License and Royalty Revenues.    License and royalty revenues consist principally of fees earned from the licensing of our software, as well as royalty fees earned upon the shipment or activation of products that incorporate our software. We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"); American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" ("SOP 97-2"); and SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). Under these pronouncements, we recognize revenues from software license fees when the licensed product is delivered, collection is probable, the fee for each element of the transaction is fixed or determinable, there is persuasive evidence of an arrangement, and there is vendor-specific objective evidence supporting allocation of the total fee to all undelivered elements of the arrangement. Revenue may be deferred in cases where the license arrangement calls for the future delivery of products or services and we do not have vendor-specific objective evidence to allocate a portion of the total fee to the undelivered element. In such cases, revenue is recognized when the undelivered elements are delivered or vendor-specific objective evidence of the undelivered elements becomes available. However, if such undelivered elements consist of services that are essential to the functionality of the software, we recognize license and service revenues using contract accounting, pursuant to SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"). If license arrangements include the rights to unspecified future products, revenue is recognized over the contractual or estimated economic term of the arrangement. Royalty revenues are typically recognized when a network operator reports that it has shipped or activated products. We may recognize royalty revenues when a network operator commits to deploy specific products at defined levels or has its rights to deploy such products expire.

        License and royalty revenues are offset by certain warrant-related expenses as a result of the application of EITF 00-25 and 01-09, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" and "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." EITF 00-25 and 01-09 generally require that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized from that customer.

        Service Revenues.    Service revenues consist of consulting, maintenance, and other services. We generally recognize consulting and other service revenues, including non-recurring engineering and training, as services are performed. Where consulting services are performed under a fixed-price arrangement, we generally recognize revenues on a percentage-of-completion basis. Maintenance services include both updates and technical support. Maintenance revenues are recognized ratably over the term of the maintenance agreement, and generally range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided. License agreements may include a combination of elements, such as consulting, maintenance, and other services. For license agreements that contain multiple elements, we unbundle the revenue for undelivered elements from the total arrangement based on each element's vendor- specific objective evidence of fair value and defer that revenue until delivery of that element occurs. Once the undelivered elements have been unbundled and valued, we recognize the residual arrangement fees (for the delivered elements), which consist of the value of the arrangement less the vendor-specific objective evidence of fair value of the undelivered elements. Where vendor-specific objective evidence is not determinable for undelivered elements, we defer all revenue until those elements are delivered or until vendor-specific objective evidence of the undelivered elements is determinable.

        Service revenues also include reimbursable expenses billed to customers in accordance with EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("EITF 01-14"), (formerly Topic No. D-103), which generally requires that a company recognize as revenue travel expense and other reimbursable expenses billed to customers. With the adoption of EITF 01-14, we typically recognize reimbursable expenses as service revenues when there is an agreement to bill the customer for the expenses, the expenses have been incurred and billed, and collection is probable.

  Warrants

        In fiscal 1999, we agreed to issue warrants to certain network operators who satisfied certain milestones within specific time frames. We valued these warrants using the Black-Scholes pricing model as of the earlier of the date that the warrants were earned or the date that it became likely that the warrants would be earned. Under the requirements of EITF 96-18, we will continue to revalue the warrants if appropriate. We recorded the value of those warrants as a non-current asset on the accompanying Consolidated Balance Sheets and generally amortize those warrants over the estimated economic life of the arrangements with the network operators.

        Under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" ("SFAS 121"), which was in effect through May 31, 2002, we periodically reviewed warrants for impairment by initiating a review whenever events or changes in circumstances indicated that the carrying amount of the warrants might not be recoverable. Accordingly, under SFAS 121, we recorded warrant-related asset impairment for fiscal 2002.

        Beginning June 1, 2002, we will evaluate warrants for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"), which superseded the accounting and reporting provisions of SFAS 121. Management judgment is required in assessing the useful life of our warrant assets and the need for impairment. To make this assessment, we must forecast future revenue streams over the remaining warrant amortization period from those network operators who have earned warrants. These forecasts are used to determine whether the warrant balances should be impaired. If our projections of revenue streams from those network operators change, we might be required to further impair those warrants.

  Restructuring Costs

        We record restructuring costs in accordance with EITF No. 94-03, "Liability Recognition of Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring" ("EITF 94-03"), and SAB No. 100, "Restructuring and Impairment Charges" ("SAB 100"). Severance costs include those expenses related to severance pay, related employee benefit obligations, and the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of purchased intangible assets and amounts expected to be paid in connection with terminated contracts.

        We have recorded significant restructuring costs in connection with reductions in force and the consolidation of our research and development activities into our development centers in San Carlos, California, and London, Ontario, Canada. In some cases, these costs were based on management estimates. If actual events differ from what we expected, we may have to record changes to these amounts. See Note 7 of Notes to Consolidated Financial Statements.

  Equity Investments

        We have seen significant declines in the value of our equity investments in private companies. We originally recorded these investments on our balance sheet at cost. We analyze equity investments for impairment on a quarterly and annual basis and recognize an impairment charge when the estimated fair value falls below the book value and the decline is judged to be permanent.

        Under SFAS 121, which was in effect through May 31, 2002, we periodically evaluated our equity investments for impairment, initiating a review whenever events or changes in circumstances indicated that the carrying amount of an investment might not be recoverable. Accordingly, under SFAS 121, we recorded write-downs for fiscal 2001 and 2002 for equity investments that had been permanently impaired.

        Beginning June 1, 2002, we will evaluate our equity investments for impairment in accordance with SFAS 144, which superseded the accounting and reporting provisions of SFAS 121. We consider various factors in determining whether we should recognize an impairment charge, including an entity's cash available for operations, performance to budget, general business condition, ability to obtain additional working capital, and business plan. Negative changes in these factors could materially impair our equity investments. Significant management judgment is required to determine whether these equity investments should be impaired.

  Purchased Intangibles, Including Goodwill

        Under SFAS 121, which was in effect through May 31, 2002, we periodically reviewed purchased intangibles, including goodwill, for impairment, initiating a review whenever events or changes in circumstances indicated that the carrying amount of a long-lived asset might not be recoverable. We measured recoverability of an asset by comparing its carrying amount to the expected future undiscounted cash flows (without interest charges) that it was expected to generate. Beginning June 1, 2002, we will evaluate purchased intangibles, including goodwill, for impairment in accordance with SFAS 144, which superseded the accounting and reporting provisions of SFAS 121. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results and projected cash flows. If our estimates or related assumptions change in the future, theses changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. Additionally, we stopped amortizing goodwill upon our adoption of SFAS No. 142, "Goodwill and Other Intangibles" ("SFAS 142"), on June 1, 2002.

        Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Prospectively, goodwill is subject to at least an annual assessment for impairment, applying a fair-value-based test. Additionally, an acquired intangible asset will be separately recognized if its benefit comes through contractual or other legal rights, or if it can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

  Excess Facilities Charges and Related Asset Impairment

        Management periodically reviews facilities and related long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these long-lived assets may not be recoverable. We record excess facilities charges and related asset impairment when the future cash flows, which include estimates of sublease income, are not sufficient to cover the carrying amounts of those assets.

        Under SFAS 121, which was in effect through May 31, 2002, we periodically evaluated our excess facilities and related long-lived assets for impairment, initiating a review whenever events or changes in circumstances indicated that the carrying amount of a long-lived asset might not be recoverable. Accordingly, under SFAS 121, we recorded excess facilities charges and related asset impairment expense for fiscal 2002.

        Beginning June 1, 2002, we will evaluate our facilities and related long-lived assets for impairment in accordance with SFAS 144, which superseded the accounting and reporting provisions of SFAS 121. Significant management judgment is required in order to estimate the magnitude of the excess facilities charges and related asset impairment. These estimates are based on many factors, including current real estate market rates and conditions, anticipated occupancy rates, and forecasted future sublease income. If current market conditions for the commercial real estate market continue or worsen, we may be required to record additional charges of up to $28.9 million in future periods.

  Allowance for Doubtful Accounts

        Management periodically evaluates the adequacy of our allowance for doubtful accounts. In order to do this, we evaluate our accounts receivable at the end of each accounting period for amounts that we believe are subject to collection risk. We perform this evaluation by reviewing customer financial statements and available credit information, historical collection experience with each customer, and the age of each outstanding receivable. Significant management judgment is required in determining the adequacy of the allowance for doubtful accounts. Changes in market or customer conditions could affect this evaluation.

  Accounting for Income Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax liabilities and assets are determined based on the differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be reversed. We are required to estimate our income tax liability in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposures and assess the temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We regularly assess whether we will likely be able to use these tax assets and if we determine that we are not likely to be able to use them, we will record a valuation allowance that offsets their full value. We concluded that a full valuation allowance was required for fiscal 2000, 2001, and 2002.

  Accounting for Stock Options

        We account for outstanding stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with APB 25, we do not recognize compensation expense for options granted to employees as all employee options are granted with an exercise price equal to the fair market value of the underlying stock.

Effects of Recent Accounting Pronouncements

        Effective December 1, 2001, we adopted EITF 00-25 and 01-09, which generally require that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenue recognized or to be recognized from that customer. In accordance with the transition guidance in EITF 00-25 and 01-09, adoption required the reclassification of financial statement presentations for prior periods presented for comparative purposes. Adopting EITF 00-25 and 01-09 did not affect our basic and diluted net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements by reducing revenues and expenses by corresponding amounts. See Note 1 of Notes to Consolidated Financial Statements.

        In January 2002, the Financial Accounting Standards Board ("FASB") issued EITF 01-14, which generally requires that a company recognize as revenue travel expense and other reimbursable expenses billed to customers. We adopted EITF 01-14 on December 1, 2001, and in accordance with the transition guidance, for comparative purposes, we have reclassified our financial statement presentations for prior periods. Adopting EITF 01-14 did not affect our basic and diluted net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements. See Note 1of Notes to Consolidated Financial Statements.

        Total revenues for the periods reported, including the effects of EITF 00-25, 01-09, and 01-14, were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
License and royalty revenues (as historically presented)	$10,233	$27,781	$42,752
Impact of EITF 00-25 and 01-09 related to warrant amortization expense	(7,263)	(13,087)	(3,826)
Impact of EITF 00-25 and 01-09 related to warrant repurchases	—	—	(1,125)

License and royalty revenues (as currently presented)	2,970	14,694	37,801

Service revenues (as historically presented)	17,784	23,928	41,239
Impact of EITF 01-14	1,066	1,210	1,283

Service revenues (as currently presented)	18,850	25,138	42,522

Total revenues (as currently presented)	$21,820	$39,832	$80,323

        Cost of service revenues for the periods reported, including the effects of EITF 01-14 were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Cost of service revenues (as historically presented)	$21,738	$29,315	$38,440
Impact of EITF 01-14	1,066	1,210	1,238

Cost of service revenues (as currently presented)	$22,804	$30,525	$39,768

        Expense amounts for amortization of warrants included in operating expenses for the periods reported were presented as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Amortization of warrants (as historically presented)	$10,776	$23,209	$15,873
Impact of EITF 00-25 and 01-09 related to warrant amortization expense	(7,263)	(13,087)	(3,826)

Amortization of warrants (as currently presented)	$3,513	$10,122	$12,047

Pro Forma Financial Results

        We prepare and release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes special charges including:

  •
  Warrant-related expenses that are offsets to revenues in accordance with EITF 00-25 and 01-09;

  •
  Amortization of purchased intangibles, warrants, and deferred stock compensation;

  •
  Warrant-related asset impairment expense;

  •
  Excess facilities charges and related asset impairment;

  •
  Restructuring costs;

  •
  Permanent write-downs of equity investments for impairment; and,

  •
  Write-offs of acquired in-process research and development.

        We believe the disclosure of the pro forma financial information helps investors meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information in this Form 10-K and in our quarterly earnings releases, compare GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation.

Results of Operations

  Revenues

        We generate revenues by licensing our client and server products, applications, and tools, largely to network operators (primarily providers of television services) and, in some cases, to consumer device manufacturers (primarily set-top box manufacturers). In addition, we also generate revenues from consulting, maintenance, and other services provided in connection with those licenses. As discussed above in "Effects of Recent Accounting Pronouncements," adoption of EITF 00-25, 01-09, and 01-14 have affected our presentation of all revenue components for the past and present periods reported herein. See "Risk Factors—The reduction in our revenues from our adoption of EITF 00-25 and 01-09 could result in a decline of our stock price" and Note 1 of Notes to Consolidated Financial Statements. Total revenues for the periods reported were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Total revenues	$21,820	$39,832	$80,323

Percentage increase, year over year		83%	102%

        Domestic and international revenues as a percentage of total revenues were as follows:

	Years ended May 31,
	2000	2001	2002
International revenues	39%	67%	67%
Domestic (U.S.-based) revenues	61%	33%	33%

Total revenues	100%	100%	100%

        We anticipate international revenues will continue to represent a significant portion of total revenues for the foreseeable future.

        As of May 31, 2002 deferred revenues were $19.4 million, reflecting a decrease of approximately $34.9 million from the prior year. This decrease primarily resulted from customers using prepaid products and services, the amendment of certain contract terms with several of our large North American network operators (as discussed below), and the recognition of revenue related to legacy products.

        During fiscal 2002, we amended certain contract terms with several large North American network operators in order to encourage more timely deployments and predictable revenue streams. These amended agreements provided that network operators could use their prepaid royalty, license, or service balances in future quarters. Portions of the unused balances expire at the end of each quarter, if not used. In connection with these amendments, some of the network operators also provided marketing commitments and we provided temporary deployment discounts, acceleration of pre-existing warrants, or both.

        Our deferred revenues also decreased due to our recognition of $11.6 million in revenues related to legacy products. We expect deferred revenues to continue to decrease in future periods as customers deploy our products and use our services, and as other one-time prepayments expire.

        License and Royalty.    License and royalty revenues consist principally of fees earned from the licensing of our software and royalty fees earned upon the shipment or activation of products that incorporate our software, offset by the consideration (including equity instruments) given to a customer up to the amount of cumulative revenue recognized or to be recognized. We typically recognize revenues from software license fees when the licensed product is delivered, collection is probable, the fee for each element of the transaction is fixed or determinable, persuasive evidence of an arrangement exists, and there is vendor-specific objective evidence supporting the allocation of the total fee to all undelivered elements of the arrangement. In addition to license fees, network operators typically pay server royalty fees on a per-subscriber basis. We typically recognize revenue on these server royalty fees when a network operator reports to us that a user of a consumer device has activated the operator's service. We also license our client software to either network operators or consumer device manufacturers, who typically pay us royalties on a per-unit basis. We typically recognize client software revenue when a network operator reports to us that one of its subscribers has activated the operator's service or when a consumer device manufacturer reports to us that it has shipped a device. In some instances, we recognize royalty revenue when a network operator irrevocably commits to deploy products at defined levels or its rights to deploy products expire. License and royalty revenues for the periods reported were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
License and royalty revenues	$2,970	$14,694	$37,801

Percentage of total revenues	14%	37%	47%

Increase, year over year		$11,724	$23,107

Percentage increase, year over year		395%	157%

        License and royalty revenues increased from fiscal 2000 to fiscal 2001, primarily due to increased deployments to our customers' subscribers, partially offset by the effects of the adoption of EITF 00-25 and 01-09 described above. Warrant-related expenses that are offsets to revenues for fiscal 2000 and fiscal 2001 were $7.3 million and $13.1 million, respectively.

        License and royalty revenues increased from fiscal 2001 to fiscal 2002, primarily due to increased licensing of server and application software, and the expiration of unused prepaid fees. The effects of the adoption of EITF 00-25 and 01-09 described above also contributed to the increase in license and royalty revenues for fiscal 2002. This increase was partially offset by a decrease in royalty revenues as a result of lower per unit royalty rates as network operators achieved volume discount pricing levels. Warrant-related expenses that are offsets to revenues decreased from $13.1 million for fiscal 2001 to $5.0 million for fiscal 2002. We expect to see growth in license and royalty revenues as additional network operators begin to deploy our products and as less warrant-related expenses are offset against revenues.

        Service.    Service revenues consist of revenues related to consulting, maintenance, training, and reimbursable expenses. We generally recognize consulting and other service revenues, including non-recurring engineering, and training revenues as services are performed. Reimbursable expenses billed to customers are typically recognized as revenue when an agreement to bill the customer for reimbursable expenses exists, the expenses have been incurred and billed, and collection is probable. Where consulting services are performed under a fixed-price arrangement, revenues are generally recognized on a percentage-of-completion basis. Maintenance services include both updates and technical support. Maintenance revenues are typically recognized ratably over the term of the maintenance agreement, and generally range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided. License agreements may include a combination of elements, such as consulting, maintenance, and other services. For license agreements that contain multiple elements, we unbundle the revenue for undelivered elements from the total arrangement based on each element's vendor-specific objective evidence of fair value and defer that revenue until delivery of that element occurs. Once the undelivered elements have been unbundled and valued, we recognize the residual arrangement fees (for the delivered elements), which consist of the value of the arrangement less the vendor-specific objective evidence of fair value of the undelivered elements. Where vendor-specific objective evidence is not determinable for undelivered elements, we defer all revenue until those elements are delivered or until vendor-specific objective evidence of the undelivered elements is determinable. Service revenues for the periods reported were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Service revenues	$18,850	$25,138	$42,522

Percentage of total revenues	86%	63%	53%

Increase, year over year		$6,288	$17,384

Percentage increase, year over year		33%	69%

        Service revenues increased in absolute dollars from fiscal 2000 to fiscal 2001, and from fiscal 2001 to fiscal 2002, primarily due to the continued growth in our customer base, which resulted in an increase in the amount of integration, implementation, and support services that we provided. Additionally, in fiscal 2002, maintenance revenues from certain of our customers increased because of higher deployment levels. These customers are now paying maintenance fees based on cumulative license fees and activation royalties incurred, rather than fixed annual minimum payments. Also contributing to the growth for fiscal 2002 was the amendment of certain service contracts with customers, which allowed us to recognize revenues for services that we had previously performed and for which we had not previously been reimbursed.

        Service revenues decreased as a percentage of total revenues from fiscal 2000 to fiscal 2001 as well as from fiscal 2001 to fiscal 2002, reflecting a change in the revenue mix towards license and royalty revenues as our customers begin to deploy our products. We expect service revenues to increase in absolute dollars to the extent existing and new customers continue to install and initiate deployment of our products. We expect service revenues to continue to account for a significant portion of total revenues.

  Cost of Revenues

        Total cost of revenues for the periods reported was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Cost of revenues	$24,810	$32,361	$41,859

Percentage of total revenues	114%	81%	52%

        We anticipate that total cost of revenues will continue to increase in absolute dollars in future periods as we increase deployments, introduce new third-party technologies, and increase levels of service and support for our new and existing customers' installations and implementations.

        License and Royalty.    Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. Cost of license and royalty revenues for the periods reported was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Cost of license and royalty revenues	$2,006	$1,836	$2,091

Percentage of license and royalty revenues	68%	12%	6%

        Cost of license and royalty revenues did not change materially in absolute dollars from fiscal 2000 to fiscal 2001, or from fiscal 2001 to fiscal 2002. Cost of license and royalty revenues decreased as a percentage of license and royalty revenues from fiscal 2000 to fiscal 2001 and from fiscal 2001 to fiscal 2002 primarily due to the increase of license and royalty revenues. We anticipate that the cost of license and royalty revenues as a percentage of license and royalty revenues will fluctuate in future periods as our customers deploy in greater volume, as we introduce new third-party technologies, as our product and pricing mix changes, and as our revenues are offset by varying amounts of warrant-related expenses.

        Service.    Cost of service revenues consists primarily of salary and other related costs for employees and external contractors. Cost of service revenues for the periods reported was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Cost of service revenues	$22,804	$30,525	$39,768

Percentage of service revenues	121%	121%	94%

        Cost of service revenues increased in absolute dollars from fiscal 2000 to fiscal 2001 as the number of both permanent employees and external contractors increased to meet the growth in our customers' service needs. Headcount grew from 52 employees at the beginning of fiscal 2000 to 122 employees at the end of fiscal 2001.

        Cost of service revenues increased in absolute dollars from fiscal 2001 to 2002 primarily because we performed more services for our customers. Cost of service revenues decreased as a percentage of service revenues from fiscal 2001 to fiscal 2002. This decrease was primarily due to the recognition of revenues related to unused service prepayments that had expired, as well as the recognition of service revenues in the last half of fiscal 2002 for services performed in prior periods (which could not be recognized until contract amendments had been finalized), all of which had minimal costs in fiscal 2002. Also contributing to the decrease in cost of service revenues as a percentage of service revenues for fiscal 2002 was the increase in maintenance revenues, which generally have lower costs. In the near term, we expect cost of services to continue to decrease as a percentage of service revenues, as maintenance revenues become a larger component of service revenues.

  Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salary, costs for employee-related expenses, and external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses for the periods reported were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Research and development	$32,271	$51,243	$44,809

Percentage of total revenues	148%	129%	56%

Increase (decrease), year over year		$18,972	$(6,434)

Percentage increase (decrease), year over year		59%	(13)%

        Research and development expenses increased in absolute dollars from fiscal 2000 to fiscal 2001 primarily due to increased staffing and employee-related expenses. Research and development headcount grew from 114 employees at the beginning of fiscal 2000 to 284 employees at the end of fiscal 2001. Much of this growth was a result of the SourceSuite and MoreCom acquisitions.

        Research and development expenses decreased from fiscal 2001 to fiscal 2002 due to decreases in spending for external contractors and employee-related expenses, including salaries, benefits, and travel. These decreases were partially offset by increased depreciation expense. In February 2002, we restructured operations to close our research and development offices in Horsham, Pennsylvania and Murray City, Utah. Resulting from the restructuring as well as normal attrition, our research and development headcount decreased from 284 employees in fiscal 2001 to 244 employees in fiscal 2002. We believe that continued effective strategic investment in research and development is critical to attaining our objectives. If revenues increase, we expect research and development expenses to continue to decline as a percentage of total revenues in the long term.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other employee-related expenses for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and facilities for regional offices. Sales and marketing expenses for the periods reported were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Sales and marketing	$18,740	$24,176	$26,137

Percentage of total revenues	86%	61%	33%

Increase, year over year		$5,436	$1,961

Percentage increase, year over year		29%	8%

        Sales and marketing expenses increased in absolute dollars from fiscal 2000 to fiscal 2001 due to increased business levels that resulted in increased staffing and employee-related expenses, as well as increased spending for trade shows, public relations, marketing research, and international expansion. Sales and marketing headcount grew from 49 employees at the beginning of fiscal 2000 to 72 employees at the end of fiscal 2001.

        Sales and marketing expenses increased in absolute dollars from fiscal 2001 to fiscal 2002 due to increased business levels that resulted in increased employee-related expenses, as sales and marketing headcount grew from 72 employees in fiscal 2001 to 83 employees in fiscal 2002. Additionally, we incurred increased commission payments as sales personnel earned higher commissions resulting from higher revenue levels. Also contributing to the higher expenses for fiscal 2002 were increased depreciation, increased spending for external contractors, and increased bad debt expense. These increases were partially offset by a decrease in advertising and travel and entertainment costs. We believe sales and marketing expenses will increase in absolute dollars in future periods as we expand our direct sales and marketing efforts worldwide. If revenues increase, we expect sales and marketing expenses to continue to decline as a percentage of total revenues in the long term.

        General and Administrative.    General and administrative expenses consist primarily of salaries and other employee-related expenses for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; and non-income-based taxes. General and administrative expenses for the periods reported were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
General and administrative	$7,837	$11,437	$12,484

Percentage of total revenues	36%	29%	15%

Increase, year over year		$3,600	$1,047

Percentage increase, year over year		46%	9%

        General and administrative expenses increased in absolute dollars from fiscal 2000 to fiscal 2001, primarily due to increased business levels that resulted in increased employee-related expenses, the establishment of the infrastructure necessary to support our expansion, and higher outside professional fees. General and administrative headcount grew from 19 employees at the beginning of fiscal 2000 to 42 employees at the end of fiscal 2001.

        General and administrative expenses increased in absolute dollars from fiscal 2001 to fiscal 2002, primarily due to increased business levels that resulted in increases in employee-related expenses, as general and administrative headcount grew from 42 employees in fiscal 2001 to 49 employees in fiscal 2002. In addition, during fiscal 2002, we recorded non-income based taxes related to our Horsham, Pennsylvania operations. These increases were partially offset by decreases in professional fees for fiscal 2002. In the near term, we believe that general and administrative expenses will increase modestly in absolute dollars. If revenues increase, we expect these expenses to continue to decline as a percentage of total revenues in the long term.

        Amortization of Purchased Intangibles.    Purchased intangibles, including goodwill, represent the purchase price of companies that we have acquired in excess of identified tangible assets and are amortized over three years. See Note 2 of Notes to Consolidated Financial Statements. Since our inception, we have recorded purchased intangibles, including goodwill, related to three acquisitions:

  •
  In August 1997, we acquired Navio. The purchase price of the acquisition was $77.7 million. We recorded $18.3 million of purchased intangibles related to this acquisition. These purchased intangibles were fully amortized by the first quarter of fiscal 2001.

  •
  In March 2000, we acquired SourceSuite. The purchase price of the acquisition was $194.3 million. We recorded $192.0 million of purchased intangibles related to this acquisition.

  •
  In June 2000, we acquired MoreCom. The purchase price of the acquisition was $495.1 million. We recorded $470.9 million of purchased intangibles related to this acquisition.

        Amortization of purchased intangibles for the periods reported was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Amortization of purchased intangibles	$22,081	$216,127	$220,741

        Amortization of purchased intangibles increased from fiscal 2000 to fiscal 2001 due to amortization expense related to the acquisitions of SourceSuite and MoreCom in fiscal 2001. Amortization of purchased intangibles increased slightly from fiscal 2001 to fiscal 2002 as we recorded a full year of amortization expense for MoreCom compared to only eleven months of amortization expense for the prior year. Upon adoption of SFAS 142 beginning June 1, 2002, we will not record amortization expense attributable to goodwill, thereby eliminating goodwill amortization expense of approximately $202.6 million for fiscal 2003. See Note 1 of Notes to Consolidated Financial Statements.

        Warrant-Related Asset Impairment.    In fiscal 2002, we recorded warrant-related asset impairment expense of $44.8 million under the provisions of SFAS 121. This impairment charge reduced the carrying value of certain warrant-related assets to a level equal to the expected future revenues from the holders of those warrants during the warrant amortization period. We did not record warrant-related asset impairment expense for fiscal 2000 or fiscal 2001. Beginning June 1, 2002, we will evaluate warrants for impairment in accordance with SFAS 144. See "Critical Accounting Policies" above in Item 7.

        Amortization of Warrants.    Warrant amortization expense consists of that portion of amortization for warrants that is included in operating expenses. In fiscal 1999, we entered into letter agreements with several network operators to issue warrants to purchase shares of our common stock if those network operators satisfied certain milestones within specific time frames. Certain of those warrants had been earned and valued based on the Black-Scholes pricing model and as of May 31, 2002, their fair market value was $117.5 million. See Note 10 of Notes to Consolidated Financial Statements. Warrant amortization expense for the periods reported was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Amortization of warrants	$3,513	$10,122	$12,047

        Warrant amortization expense increased from fiscal 2000 to fiscal 2001 as certain network operators earned additional warrants to purchase shares of our common stock in late fiscal 2000. These warrants were valued and began to amortize in May 2000. Those warrants carried a full year of amortization expense for fiscal 2001 compared to less than one-half of a year of amortization expense for fiscal 2000. The increase in amortization expense for fiscal 2001 was partially offset by an increase in the amount of warrant amortization expense that was classified as offsets to revenues. Amortization expenses classified as offsets to revenues increased from $7.3 million for fiscal 2000 to $13.1 million for fiscal 2001.

        Warrant amortization expense increased from fiscal 2001 to fiscal 2002 as less warrant amortization was classified as offsets to revenues, decreasing from $13.1 million for fiscal 2001 to $5.0 million for fiscal 2002. In fiscal 2001, we offset more warrant amortization to revenues related to network operators who had made deferred revenue prepayments. Those offsets decreased in fiscal 2002 as all available amounts of deferred prepayments had been absorbed against offsets for prior years. This increase in warrant amortization expense was partially offset by a decrease in the periodic amount of warrant amortization charged to operating expenses as a result of the impairment of warrant-related assets discussed above. The impairment, valued at $44.8 million, reduced warrant amortization by $7.3 million for fiscal 2002. We expect warrant amortization expense to increase as additional warrants are earned, accelerated, or modified and to the extent that amortization expense related to these warrants is classified as an expense rather than as offsets to revenues.

        Restructuring Costs.    Restructuring costs include severance costs, facilities costs, and other costs. Severance costs include those expenses related to severance pay and related employee benefit obligations, including the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of purchased intangible assets, disposal of fixed assets, and amounts paid in connection with terminated contracts. See Note 7 of Notes to Consolidated Financial Statements.

        We recorded $3.1 million of restructuring costs for fiscal 2002, which consisted of $2.5 million of accrued restructuring costs and $616,000 of expenses related to the impairment of fixed assets. We did not record restructuring costs for fiscal 2001 or fiscal 2000. Restructuring costs for fiscal 2002 consisted of the following components (in thousands):

Salaries and employee-related expenses	$978
Disposal of fixed assets	616
Write-down of purchased intangible assets	500
Lease commitments	438
Acceleration of certain stock option grants	281
Other items	262

Restructuring costs	$3,075

        Excess Facilities Charges and Related Asset Impairment.    We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future and do not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future. We record excess facilities charges and related asset impairment when we believe that the future cash flows will not cover the carrying amounts of those assets. For fiscal 2002, we recorded excess facilities charges and related asset impairment of $9.9 million. Of that amount, $9.3 million related to a change in estimated future income from excess facilities and represented the remaining lease commitment on the excess facilities, net of expected sublease income. Additionally, $601,000 related to the impairment of certain long-lived assets, including leasehold improvements, that we estimated would not generate future cash flows sufficient to cover their carrying amounts. We did not record excess facilities charges and related asset impairment for fiscal 2001 or fiscal 2000. If current market conditions for commercial real estate continue or worsen, we may be required to record additional charges.

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

	Years ended May 31,
	2000	2001	2002
Amortization of deferred stock compensation	$2,053	$1,884	$1,670

        The decrease in amortization for deferred stock compensation for each of the fiscal years was attributable to employee terminations and, to a lesser extent, to the completion of vesting of certain employee options. We expect to record amortization expense equal to the remaining balance of deferred stock compensation, valued at $1.1 million as of May 31, 2002, during fiscal 2003 as employees terminate and stock options granted prior to our IPO continue to vest.

        Acquired In-Process Research and Development.    Acquired in-process research and development expense consists of the value of research projects and products that were in process on the date of certain acquisitions that, we believe, had not reached technological feasibility and had no alternative future use. Acquired in-process research and development expense was $1.9 million for fiscal 2000, related to the acquisition of SourceSuite. For fiscal 2001, we recorded $22.4 million of acquired in-process research and development expense related to our acquisition of MoreCom. See Note 2 of

Notes to Consolidated Financial Statements. We did not record acquired in-process research and development expense for fiscal 2002.

  Interest Income

        Interest income consists of interest earned on our cash and cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income for the periods reported was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Interest income	$11,634	$30,191	$15,968

        Interest income increased from fiscal 2000 to fiscal 2001, primarily due to interest income on proceeds from our IPO of common stock in July 1999, our secondary offering in February 2000, and purchase of our common stock by Cisco in July 2000. See Note 10 of Notes to Consolidated Financial Statements. Interest income decreased from fiscal 2001 to fiscal 2002, primarily due to lower cash balances, declining market interest rates, and the reinvestment of some of our longer-term investments previously invested at higher yields. We expect interest income to continue to decline because of anticipated decreases in our cash balances.

  Other Expense, Net

        Other expense, net consists of write-downs of equity investments that have been permanently impaired, losses on disposals of fixed assets, foreign currency exchange gains and losses, and other non-operating income and expenses. Other expense, net for the periods reported was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Other expense, net	$(847)	$(6,171)	$(2,799)

        Other expense, net increased from fiscal 2000 to fiscal 2001, and decreased from fiscal 2001 to fiscal 2002, primarily due to the write-down of certain equity investments. These write-downs related to private equity security investments whose value was permanently impaired. We recorded a permanent impairment for equity investments of $5.3 million and $1.4 million for fiscal 2001 and 2002, respectively. See Note 1 of Notes to Consolidated Financial Statements.

  Income Tax Provision

        Income tax provision consists of foreign withholding tax expense and foreign and state income taxes. Income tax provision for the periods reported was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Income tax provision	$137	$515	$938

        Income tax provision increased from fiscal 2000 to fiscal 2001 and from fiscal 2001 to fiscal 2002, primarily due to increased foreign revenues and operating activities, resulting in increased foreign withholding and income taxes. In addition, state income tax expense increased for fiscal 2002. See Note 12 of Notes to Consolidated Financial Statements. We expect the income tax provision to increase as we expand into other international regions and domestic tax jurisdictions.

        As of May 31, 2002, we had federal and state net operating loss carry-forwards of $362.1 million and $100.6 million, respectively, and tax credits totaling $10.9 million. The federal and state net operating loss carry-forwards expire at various dates between 2005 and 2022. The tax credits expire at various dates between 2011 and 2022. The Tax Reform Act of 1986 imposes substantial restrictions on the use of net operating losses and tax credits in the event of an ownership change of a corporation. Our ability to use net operating loss carry-forwards on an annual basis may be limited as a result of a prior ownership change in connection with private sales of equity securities and accordingly, we have provided a full valuation allowance on the deferred tax asset because of this uncertainty. We account for deferred taxes under SFAS 109, which requires the evaluation of a number of factors concerning the realizability of our deferred tax assets, including factors such as our history of operating losses, expected future losses, and the nature of our deferred tax assets.

Quarterly Results of Operations (Unaudited)

        The following table (in thousands) sets forth unaudited consolidated quarterly financial data from the periods indicated. We derived this table from our consolidated financial statements, and, in our opinion, it includes all adjustments, which consist of only normal recurring adjustments, necessary to present fairly the financial results for the periods. Results of operations for any previous fiscal quarter do not necessarily indicate what results may be for any future period.

	Quarters ended
	Aug 31, 2000	Nov 30, 2000	Feb 28, 2001	May 31, 2001	Aug 31, 2001	Nov 30, 2001	Feb 28, 2002	May 31, 2002
Consolidated Statements of Operations:
Revenues:
License and royalty(1)	$(1,470)	$563	$7,669	$7,932	$8,830	$9,320	$10,675	$8,976
Service(2)	5,102	6,278	6,299	7,459	8,426	11,088	13,008	10,000

Total revenues	3,632	6,841	13,968	15,391	17,256	20,408	23,683	18,976

Cost of revenues:
License and royalty	611	650	499	76	478	550	657	406
Service(2)	5,607	6,376	8,171	10,371	9,444	10,046	10,355	9,923

Total cost of revenues	6,218	7,026	8,670	10,447	9,922	10,596	11,012	10,329

Gross margin	(2,586)	(185)	5,298	4,944	7,334	9,812	12,671	8,647

Operating expenses:
Research and development	12,094	11,416	14,758	12,975	12,521	11,020	11,219	10,049
Sales and marketing	5,024	5,717	5,816	7,619	6,603	6,346	6,689	6,499
General and administrative	2,582	2,637	2,932	3,286	3,391	3,050	3,087	2,956
Amortization of purchased intangibles	50,261	55,288	55,289	55,289	55,210	55,211	55,210	55,110
Warrant-related asset impairment	—	—	—	—	—	44,840	—	—
Amortization of warrants(1)	—	558	4,782	4,782	4,711	4,782	1,407	1,147
Excess facilities charges and related asset impairment(3)	—	—	—	—	7,479	—	—	2,424
Restructuring costs	—	—	—	—	—	—	3,075	—
Amortization of deferred stock compensation	499	476	464	445	434	423	412	401
Acquired in-process research and development	22,425	—	—	—	—	—	—	—

Total operating expenses	92,885	76,092	84,041	84,396	90,349	125,672	81,099	78,586

Loss from operations	(95,471)	(76,277)	(78,743)	(79,452)	(83,015)	(115,860)	(68,428)	(69,939)
Interest income	7,656	8,292	7,898	6,345	5,350	4,217	3,453	2,948
Other income (expense), net(3)	(200)	(369)	454	(6,056)	(113)	(678)	(769)	(1,239)

Loss before income tax provision	(88,015)	(68,354)	(70,391)	(79,163)	(77,778)	(112,321)	(65,744)	(68,230)
Income tax provision	204	—	—	311	219	186	303	230

Net loss	$(88,219)	$(68,354)	$(70,391)	$(79,474)	$(77,997)	$(112,507)	$(66,047)	$(68,460)

(1)
Historical amounts have been reclassified to conform to current period presentation in accordance with EITF 00-25 and 01-09. See Note 1 of Notes to Consolidated Financial Statements.

(2)
Historical amounts have been reclassified to conform to current period presentation in accordance with EITF 01-14 (formerly Topic D-103). See Note 1 of Notes to Consolidated Financial Statements.

(3)
Certain amounts have been reclassified.

Liquidity and Capital Resources

        Our principal source of liquidity was cash and cash equivalents of $111.4 million and short-term investments of $106.2 million. Additionally, as of May 31, 2002, our long-term investments were valued at $183.4 million and included $173.0 million in long-term investments and $10.4 million of equity investments. See Note 3 of Notes to Consolidated Financial Statements. Prior to the fiscal year ended May 31, 2002, we funded our operations as follows:

  •
  Prior to the Navio acquisition, Oracle funded our operations primarily through intercompany advances, capital contributions, and the purchase of equity securities;

  •
  In May 1999, we completed a private placement;

  •
  In July 1999, we completed our IPO of shares of our common stock, and immediately following this offering we completed a private placement;

  •
  In February 2000, we completed a secondary offering of shares of our common stock; and

  •
  In July 2000, we completed a private placement.

  Cash Flows From Operating Activities

        For fiscal 2000, net cash used in operating activities was $16.8 million. This amount consisted primarily of a net loss of $80.8 million (which included $39.8 million of non-cash adjustments to reconcile net loss to net cash used in operations,) $3.7 million of prepaid expenses and other current assets, and $2.5 million of accrued liabilities. These amounts were offset by $28.3 million of deferred revenues and $2.1 million of accrued payroll and related expenses.

        For fiscal 2001, net cash used in operating activities was $62.0 million. This amount consisted primarily of a net loss of $306.4 million (which included $275.1 million of non-cash adjustments to reconcile net loss to net cash used in operations,) $14.9 million of deferred revenues, $8.1 million of accounts receivable, $4.7 million of accrued liabilities, and $3.2 million of prepaid expenses.

        For fiscal 2002, net cash used in operating activities was $60.9 million. This amount consisted primarily of a net loss of $325.0 million (which included $295.7 million of non-cash adjustments to reconcile net loss to net cash used in operations,) $34.9 million of deferred revenues, and $5.7 million of accounts receivable. These amounts were offset by $6.4 million of other long-term liabilities and $2.0 million of prepaid expenses and other current assets.

  Cash Flows From Investing Activities

        For fiscal 2000, net cash used in investing activities of $297.6 million included $379.2 million used to purchase investments, $10.9 million used to purchase property and equipment for our new facilities, $8.8 million held as restricted cash, and $4.0 million used to purchase equity investments, offset by $105.3 million of proceeds received from the maturation of investments.

        For fiscal 2001, net cash used in investing activities of $51.6 million included $488.6 million used to purchase investments, $11.5 million used to purchase property and equipment, and $11.2 million used to purchase equity investments, offset by $458.3 million of proceeds received from the maturation of investments.

        For fiscal 2002, net cash provided by investing activities of $36.7 million included $415.9 million of proceeds received from the maturation of investments, offset by $371.2 million used to purchase investments, $5.8 million used to purchase property and equipment, and $1.9 million used to purchase equity investments.

  Cash Flows From Financing Activities

        For fiscal 2000, net cash provided by financing activities of $413.6 million included $297.2 million of proceeds from our secondary public offering in February 2000, $97.8 million of proceeds from our IPO in July 1999, $12.5 million of proceeds from our private placement in July 1999, and $6.4 million of proceeds from the issuance of common stock to employees, directors, and external consultants through our stock option plan, and to employees in connection with purchases through our employee stock purchase plan.

        For fiscal 2001, net cash provided by financing activities of $107.1 million included $100.0 million of proceeds from our private placement in July 2000, and $7.8 million attributable to the issuance of common stock to employees, directors, and external consultants through our stock option plan, and to employees in connection with purchases through our employee stock purchase plan.

        For fiscal 2002, net cash provided by financing activities of $8.7 million included $9.4 million of proceeds from the issuance of common stock to employees, directors, and external consultants through our stock option plan, and to employees in connection with purchases through our employee stock purchase plan. This amount was offset by payments made for capital lease obligations.

  Contractual Obligations

        A summary of our contractual obligations as of May 31, 2002, some of which are discussed in more detail below, are as follows (in thousands):

		Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases	$54,421	$6,712	$13,743	$13,892	$20,074
Venture Fund obligations(1)	1,600	850	750	—	—
Employment agreements(2)	1,584	1,314	270	—	—
Unconditional purchase obligations(3)	1,125	1,125	—	—	—
Capital lease obligations	306	296	10	—	—
Restructuring costs(4)	51	51	—	—	—

Total contractual cash obligations	$59,087	$10,348	$14,773	$13,892	$20,074

(1)
The Venture Fund commitments are discussed below.

(2)
These obligations consist of payments due under employment agreements. See "Subsequent Developments" below and Note 17 of Notes to Consolidated Financial Statements.

(3)
The unconditional purchase obligations consist of a commitment due to MediaOne discussed in the section below titled "Unconditional Purchase Obligations," in Subsequent Developments, and in Note 17 of Notes to Consolidated Financial Statements.

(4)
Restructuring costs include cash commitments discussed below.

        The Liberate Corporate Venture Fund.    Through the Venture Fund, we have invested $17.1 million in our portfolio of companies. As of May 31, 2002, our net equity investments were valued at $10.4 million and included a write-down of $6.7 million of equity investments that we determined had been permanently impaired.

        In June 2001, we committed to invest up to $2.0 million in China Broadband (H.K.), for reinvestment in China New Broadband Video & Communication ("CNB"), a Chinese joint venture that makes interactive television software. In fiscal 2002, we made the first investment of $750,000 and subject to meeting specific criteria, we may fund the remaining amounts through fiscal 2003 and beyond.

        In February 2002, we and other existing shareholders and management of Two Way TV ("TWTV") entered into a credit facility agreement to loan TWTV up to £4 million, of which we committed to loan up to £753,723 (approximately $1.1 million at the time of the commitment). See Notes 1 and 8 of Notes to Consolidated Financial Statements. As of May 31, 2002, TWTV had drawn down the full amount from us under this loan facility and issued warrants to us to purchase 376,860,500 shares of TWTV common stock. We immediately exercised these warrants and deducted the exercise price of £376,861 (approximately $546,000) from the outstanding amount owed by TWTV under the loan facility. We recorded the value of the shares of TWTV common stock and the remaining loan receivable at cost, as an addition to equity investments. Upon full conversion of all debt and warrants issued to us in this transaction, our ownership percentage will remain under 20%.

        On May 31, 2002, we entered into a debenture purchase agreement ("the Debenture Purchase Agreement") committing us to loan ExtendMedia up to $350,000 in phases through the end of calendar 2002. The loan is secured by certain assets of ExtendMedia and carries an annual interest rate of 6.5%. ExtendMedia must repay all outstanding loan amounts in full by May 31, 2005 and can prepay at any time before then without penalty. At any time (through 30 days following the maturity date), we may convert any or all of ExtendMedia's outstanding loan amount (including accrued interest) into the common equity of ExtendMedia at a price of $0.00742703 per share. Upon certain financings of ExtendMedia, we could be forced to convert all of ExtendMedia's outstanding loan amount (including accrued interest), in the manner described in the previous sentence, up to a maximum ownership percentage specified in the debenture.

        Employment Agreements.    In January 2001, we entered into employee retention agreements (the "Retention Agreements") with Coleman Sisson, our President; Donald Fitzpatrick, our Chief Operating Officer; and David Limp, our former Executive Vice President and Chief Strategy Officer. See "Subsequent Developments" below and Notes 8, 14, and 17 of Notes to Consolidated Financial Statements. Each Retention Agreement provides approximately $820,000 to each of those three employees who achieve two years of continuous service through January 2003. Payments are made according to the schedule set forth in the Retention Agreements. As of May 31, 2002, $292,000 had been paid to each of these executives under these retention agreements.

        In January 2001, we extended loans in exchange for promissory notes from Mr. Sisson, our President, and David Limp, our former Executive Vice President and Chief Strategy Officer. See "Subsequent Developments" below and Notes 14 and 17 of Notes to Consolidated Financial Statements. In April 2001, we also extended a loan in exchange for a promissory note from Donald Fitzpatrick, our Chief Operating Officer. Each loan is for $500,000 and carries an interest rate of 5.9%, compounded annually. Each loan is due and payable two years from issuance. Interest receivable for these loans was $34,000 for fiscal 2001 and $84,000 for fiscal 2002.

        Unconditional Purchase Obligations.    In March 2002, we agreed to repurchase, for $1.1 million, 400,000 unvested warrants that we had previously issued to MediaOne of Colorado and MediaOne of Michigan (each, a wholly owned subsidiary of AT&T Broadband, and collectively ("MediaOne")). See "Subsequent Developments" below and Notes 8, 10, and 17 of Notes to Consolidated Financial Statements.

        Restructuring Costs.    In fiscal 2002, we announced the consolidation of our research and development activities into our development centers located in London, Ontario, Canada, and San Carlos, California. As part of this consolidation, certain employees in the Horsham, Pennsylvania, and Murray City, Utah offices were relocated to these development centers. As of May 31, 2002, we made cash payments of $1.0 million and may pay $51,000 in fiscal 2003.

        Other Commitments.    Under a development agreement entered into with Motorola in April 1999 and amended in August 2001, we were committed to pay $9.7 million over three years in development fees (including applicable taxes) for certain services to be performed by Motorola. These fees were paid out over 36 months, and in March 2002, the final payment of $1.7 million was paid under this agreement. See Note 8 of Notes to Consolidated Financial Statements.

        In addition to funding normal operating expenses, we anticipate requiring cash to finance our growth, pay outstanding commitments, and acquire products and technologies to complement our existing business. We believe that the net proceeds from our various offerings, together with cash and cash equivalents generated from operations, if any, will be sufficient to meet our working capital requirements for at least the next twelve months and beyond. However, if we should need additional financing at some point in the future, there is no guarantee that it would be available to us on favorable terms, if at all.

Subsequent Developments

  Liberate Corporate Venture Fund

        In July 2002, we and other existing shareholders and management of TWTV entered into an additional credit facility agreement to loan TWTV up to an additional £2.6 million, of which we committed to loan up to £508,918 (approximately $783,000 at the time of the commitment), in phases through December 2002. The loan is secured by certain assets of TWTV and carries an annual interest rate of 20% (plus a one-time 5% facility fee). TWTV must repay all outstanding loan amounts under this facility in full by June 30, 2004 and can prepay at any time before then without penalty. At our discretion, we may convert either: (1) at any time, any or all of TWTV's outstanding loan amount (including accrued interest and fees) into the common equity of TWTV at a price of 1.02 pence per share; or (2) upon a future financing, all of TWTV's outstanding loan amount into the equity issued and priced in that financing. Additionally, for every £1 drawn down from us under the loan facility, we will earn 500 warrants to purchase shares of TWTV common stock for an exercise price of 0.1 pence per share. These warrants will be immediately exercised on the date by which we must deliver the associated funding and the exercise price will be subtracted from our outstanding loan amount.

        In July 2002, TWTV drew down £107,657 (approximately $172,000) from us under this loan facility and issued warrants to us to purchase 52,828,500 shares of TWTV common stock. These warrants were immediately exercised. The exercise price of £53,829 (approximately $34,000) was deducted from the outstanding balance owed by TWTV under the loan facility. We recorded the value of the shares of TWTV common stock and the remaining loan receivable as an addition to equity investments at cost. Upon full conversion of all debt and warrants issued to us in this transaction, our ownership percentage will remain under 20%.

        In July 2002, we purchased shares of the Series D Preferred Stock of MetaTV for a total purchase price of $410,000. In connection with this investment, we received a warrant to purchase 85,984 shares of MetaTV's Series D Preferred Stock. This warrant is exercisable for five years, at the price of the shares sold in this financing. We were a previous investor in MetaTV and own shares of MetaTV's Series C Preferred Stock resulting from that investment.

        In July 2002, we made a payment of $140,000 to ExtendMedia under the Debenture Purchase Agreement dated May 31, 2002.

        In August 2002, we paid MediaOne $1.1 million to repurchase 400,000 unvested warrants that we had previously issued to MediaOne. See Notes 8, 10, and 17 of Notes to Consolidated Financial Statements.

  Stock Repurchase

        On July 25, 2002, we repurchased 3,963,780 shares of our common stock beneficially owned by Cisco for an aggregate purchase price of $10.0 million. The purchase price per share of $2.5117 was Liberate's average stock price, less a two percent discount, for the ten consecutive trading days ending on the last trading day prior to July 18, 2002. Following repurchase, the resulting treasury shares were retired so that they resumed their status as "authorized and unissued."

  Acquisitions

        In July 2002, we entered into an agreement with Sigma Systems Group (Canada) to purchase all of Sigma's outstanding capital stock in exchange for approximately $62 million and assumption of all unvested options of Sigma employees. We will pay Sigma's shareholders $41.7 million plus an amount equal to Sigma's closing total of cash, cash equivalents, and short-term investments (estimated to be approximately $20 million.) Sigma develops and markets operations support systems software that permits cable network operators to create, deploy, monitor, and maintain subscriber services.

        We expect the transaction to close in August 2002 and we intend to account for it as a purchase. If we should fail to close the transaction for longer than four business days after all closing conditions in our favor have been satisfied, Sigma's shareholders will have the right to terminate the purchase agreement and we would then be obligated to pay $2.5 million to Sigma's shareholders in full satisfaction of all claims regarding the purchase agreement and transaction.

  Restructuring Costs

        As part of our ongoing efforts to control costs, we effected a reduction in force in July 2002. This action resulted in a headcount reduction of 32 employees. As a result of these actions, we will record restructuring costs of approximately $1.0 to $1.2 million in the first quarter of fiscal 2003, which will be primarily comprised of salary and employee-related expenses. Also as a result of this restructuring, we are evaluating the need for additional asset impairment related to the lease for our headquarters.

        In conjunction with this reduction of force, as well as ongoing realignment of management roles, we distributed the responsibilities of the Chief Strategy Officer to other members of the senior management team. As a result, the role of the current Chief Strategy Officer, David Limp, was made redundant. As part of his severance agreement, Mr. Limp received an amount equal to his salary and on-target bonuses for fiscal year 2002. Under the terms of his Retention Agreement dated January 9, 2001, as amended, he also received payments of all unpaid amounts due under that agreement. At the same time, Mr. Limp repaid the full principal and interest due under his Promissory Note dated January 3, 2001. See Notes 8, 14 and 17 of Notes to Consolidated Financial Statements.

  Leases

        In June 2002, we began negotiations to amend our current facilities operating lease in London, Ontario, Canada to add 5,000 square feet of additional space to our current lease, bringing the total space under lease at that location to 25,000 square feet. At the same time, we began negotiations to extend the original lease for an additional five years and coordinate the termination dates so that both leases would end on December 31, 2007.

  Other Transactions

        In July 2002, we entered into an agreement with Signatures Network ("Signatures"). Under the agreement, we paid Signatures $600,000 for certain license rights to content, $200,000 for future services, and $400,000 for a future equity investment in a venture currently being contemplated by Signatures. We have the right to choose whether or not to proceed with the investment when we are presented with the terms. If we do not proceed with the investment, the $400,000 will be refunded to us or applied to extend the term of our license rights, at Signatures' option.

Valuation of In-Process Research and Development

        In connection with our acquisitions of SourceSuite and MoreCom, we had outside appraisal firms determine the fair value of each company's identifiable assets to help us allocate the purchase price among various acquired assets, including in-process research and development. Assets identified generally included in-process research and development, developed technology, assembled workforce, installed customer base, and goodwill.

  SourceSuite Acquisition

        Our appraisers allocated the purchase price of the assets acquired in the SourceSuite acquisition by identifying assets through interviews with SourceSuite management, reviewing data for comparable companies, and assessing SourceSuite's financial plans. The assets they identified consisted primarily of existing technology, assembled workforce, in-process research and development, trademarks, and goodwill.

        The value of SourceSuite's in-process technology, existing technology, and trademarks was determined based on the income approach, which measures the present worth and anticipated future benefits of the intangible asset. The approach allocates revenue to existing and future technology, deducts appropriate expenses and economic rents, charges for the use of other assets, and then calculates a present value of after-tax cash flows attributable to the technology. In the case of in-process technology, the cost to complete the technology is not deducted and the expected cash flows are multiplied by the percentage of completion of each project. Revenue was allocated to the technology by estimating the number of man-years invested in both the existing and in-process technology, discounted by the projected obsolescence of each technology. The percentage of completion of each project was determined by dividing the number of man-years invested as of the valuation date by the estimated total number of man-years to completion. A weighted average cost of capital was calculated by applying the Capital Asset Pricing Model to comparable public companies, using a discount rate of 25% to value the existing technology, and a discount rate of 30% to value the in-process technology (taking into account the additional risk associated with the technology).

        The assembled workforce was valued using the cost approach, using the estimated cost to recruit and train a comparable workforce.

  MoreCom Acquisition

        Our appraisers allocated the purchase price of the assets acquired in the MoreCom acquisition by identifying assets through interviews with MoreCom management, reviewing data for comparable companies, and assessing MoreCom's financial plans. The assets they identified consisted primarily of existing technology, assembled workforce, in-process research and development, trademarks, and goodwill.

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

        The value of MoreCom's patents was assessed primarily on the basis of the replacement cost approach. Under this method, the fair value of an asset is equal to the cost to replace it. In the case of patents, the replacement cost of the asset is equal to the royalty that would have to be paid for the right to use the patents if we did not acquire them. As such, a relief-from-royalty method was used to apply the replacement cost approach. To apply the relief-from-royalty method, an appropriate royalty rate was determined and applied to the expected sales of products associated with the patents.

        The customer relationships and assembled workforce were valued using the cost approach. Under this approach, the value is calculated based on the costs we avoided through obtaining the relationships and workforce from the acquired party rather than incurring the costs to assemble them independently. Therefore, the fair value of the acquired customer relationships was calculated as the costs which we avoided spending in recreating similar functional customer relationships. Similarly, the assembled workforce was valued by calculating the costs we avoided by obtaining a pre-existing, trained, and fully efficient team rather than incurring the costs to assemble this team ourselves.

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS 141 and SFAS 142. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Prospectively, goodwill is subject to at least an annual assessment for impairment applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. As of May 31, 2002, our balance sheet included $211.0 million of purchased intangibles, net of accumulated amortization. Of this balance, approximately $208.8 million related to goodwill and the remainder consisted of other purchased intangibles, including patents, trademarks, existing technology, customer relationships, and assembled workforce. Upon the adoption of SFAS 142, we will reclassify $355,000 attributable to assembled workforce out of other purchased intangibles and include it in goodwill. Additionally, upon adoption of SFAS 142 on June 1, 2002, we will not amortize goodwill thereby eliminating goodwill amortization expense (including amounts for assembled workforce) of approximately $202.6 million for fiscal 2003. For fiscal 2000, 2001, and 2002, amortization of purchased intangibles was $22.1 million, $216.1 million, and $220.7 million, respectively. Of those amounts, $21.5 million, 213.0 million, and $217.7 million, respectively, related to goodwill.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. This statement will be effective in fiscal 2004. Although, we have not yet assessed the impact of adopting SFAS 143, we do not expect that the adoption will have a material impact on our financial position, results of operations, or cash flows

        In October 2001, the FASB issued SFAS 144, which superseded the accounting and reporting provisions of SFAS 121 and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). We will adopt SFAS 144 for our fiscal year beginning June 1, 2002, and do not expect that the adoption will have a material impact on our financial position, results of operations, or cash flows. Through the end of fiscal 2002, we evaluated long-lived assets for impairment in accordance with SFAS 121.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We will adopt SFAS 145 for our fiscal year beginning June 1, 2002, and do not expect that the adoption will have a material impact on our financial position, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        As of May 31, 2002, our investment portfolio included $301.4 million of U.S. government obligations, commercial paper, and other corporate securities, and may increase or decrease in value if interest rates change prior to maturity. We do not use derivative financial instruments in our investment portfolio. We place our investments only with quality issuers who carry high credit ratings, and by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and seek to preserve our invested funds by limiting the fault risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to typically hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

Foreign Currency Risk

        We transact business in various foreign currencies and, accordingly, are subject to adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues has not been material, as the majority of our revenues are earned in U.S. dollars. For our foreign subsidiaries whose functional currency is the local currency, we translate assets and liabilities to U.S. dollars using the period-end exchange rates and translate revenues and expenses to U.S. dollars using average exchange rates during the period. Exchange gains and losses arising from translation of foreign subsidiary financial statements are reported as a separate component on our Consolidated Statements of Operations and Comprehensive Loss and on our Statements of Stockholders' Equity. We do not currently use financial instruments to hedge these operating expenses, but we continue to assess the need to use financial instruments to hedge currency exposures.

Equity Price Risk

        We launched the Liberate Corporate Venture Fund in November 2000 to promote the development of interactive television and promote the growth of innovative companies that we expect to be our strategic partners. The Venture Fund operates as a business group within Liberate. As of May 31, 2002, we had invested $17.1 million in our portfolio of companies. We are exposed to equity price risk on the marketable portion of equity investments that we hold, typically as the result of strategic investments in third parties, which are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our marketable and non-marketable equity investments were other than temporary. As a result, we recorded impairment charges totaling $5.3 million and $1.4 million for fiscal 2001 and 2002, respectively, relating to the other-than-temporary impairment in the fair value of certain equity investments. See "Risk Factors—We may not be successful in making strategic investments, which may increase our net loss" and Notes 1 and 8 of Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Liberate Technologies:

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 94 present fairly, in all material respects, the financial position of Liberate Technologies and its subsidiaries at May 31, 2002, and the results of their operations and their cash flows for the year ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 94 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                      /s/ PricewaterhouseCoopers LLP

San Francisco, California
June 24, 2002,
except as to Note 17,
which is as of August 5, 2002.

PLEASE NOTE:

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Liberate Technologies' filing on Form 10-K for the year ended May 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. This audit report was issued before our adoption of EITF 00-25, 01-09, and 01-14 in December 2001. See "Recent Accounting Pronouncements" in Note 1 of Notes to Consolidated Financial Statements.

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

                      /s/ ARTHUR ANDERSEN LLP

San Jose, California
June 21, 2001

LIBERATE TECHNOLOGIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	May 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$126,989	$111,396
Short-term investments	149,161	106,228
Accounts receivable, net of allowance for doubtful accounts of $493 and $550, as of May 31, 2001 and 2002, respectively	11,055	16,685
Receivable from affiliate	174	174
Prepaid expenses and other current assets	8,955	6,979

Total current assets	296,334	241,462
Property and equipment, net	19,085	14,499
Purchased intangibles, net	432,223	210,982
Long-term investments	184,757	183,409
Warrants	83,243	22,790
Restricted cash	8,788	9,199
Notes receivable from officers	1,534	1,618
Other	511	692

Total assets	$1,026,475	$684,651

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,699	$2,641
Accrued liabilities	13,389	13,459
Accrued payroll and related expenses	5,083	5,073
Current portion of capital leases	672	296
Deferred revenues	54,216	19,366

Total current liabilities	75,059	40,835
Long-term capital leases, net of current portion	389	10
Long-term excess facilities charges	—	5,828
Other long-term liabilities	1,345	1,883

Total liabilities	76,793	48,556

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; Authorized—20,000,000 shares; Outstanding—none as of May 31, 2001 and 2002	—	—
Common stock, $0.01 par value; Authorized—200,000,000 shares; Outstanding—104,702,095 shares and 107,583,119 as of May 31, 2001 and 2002, respectively	1,047	1,076
Contributed and paid-in-capital	1,488,007	1,497,596
Deferred stock compensation	(3,087)	(1,163)
Accumulated other comprehensive income	636	518
Accumulated deficit	(536,921)	(861,932)

Total stockholders' equity	949,682	636,095

Total liabilities and stockholders' equity	$1,026,475	$684,651

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years ended May 31,
	2000	2001	2002
Revenues:
License and royalty(1)	$2,970	$14,694	$37,801
Service(2)	18,850	25,138	42,522

Total revenues	21,820	39,832	80,323

Cost of revenues:
License and royalty	2,006	1,836	2,091
Service(2)	22,804	30,525	39,768

Total cost of revenues	24,810	32,361	41,859

Gross margin	(2,990)	7,471	38,464

Operating expenses:
Research and development	32,271	51,243	44,809
Sales and marketing	18,740	24,176	26,137
General and administrative	7,837	11,437	12,484
Amortization of purchased intangibles	22,081	216,127	220,741
Warrant-related asset impairment	—	—	44,840
Amortization of warrants(1)	3,513	10,122	12,047
Excess facilities charges and related asset impairment	—	—	9,903
Restructuring costs	—	—	3,075
Amortization of deferred stock compensation	2,053	1,884	1,670
Acquired in-process research and development	1,936	22,425	—

Total operating expenses	88,431	337,414	375,706

Loss from operations	(91,421)	(329,943)	(337,242)
Interest income	11,634	30,191	15,968
Other expense, net	(847)	(6,171)	(2,799)

Loss before income tax provision	(80,634)	(305,923)	(324,073)
Income tax provision	137	515	938

Net loss	(80,771)	(306,438)	(325,011)
Other comprehensive gain (loss)	134	474	(118)

Comprehensive loss	$(80,637)	$(305,964)	$(325,129)

Basic and diluted net loss per share	$(1.14)	$(2.99)	$(3.06)

Shares used in computing basic and diluted net loss per share	70,988	102,464	106,144

(1)
Historical amounts have been reclassified to conform to current period presentation in accordance with EITF 00-25 and 01-09. See Note 1 of Notes to Consolidated Financial Statements.

(2)
Historical amounts have been reclassified to conform to current period presentation in accordance with EITF 01-14 (formerly Topic D-103). See Note 1 of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Convertible preferred stock
			Common stock					Accumulated other comprehensive income
					Contributed and paid-in capital	Deferred stock compensation	Stockholder notes receivable		Accumulated deficit	Total stockholder's equity
	Shares	Amount	Shares	Amount
Balance, May 31, 1999	65,955,398	$660	1,234,344	$12	$168,165	$(6,579)	$(348)	$28	$(149,712)	$12,226
Issuance of stock related to stock option exercises and ESPP	233,810	2	2,748,374	28	5,995	—	340	—	—	6,365
Conversion of preferred stock to common stock	(66,189,208)	(662)	66,189,208	662	—	—	—	—	—	—
Issuance of common stock related to the initial public offering, net	—	—	13,402,100	134	97,703	—	—	—	—	97,837
Issuance of common stock related to convertible debt	—	—	843,880	8	4,335	—	—	—	—	4,343
Issuance of common stock related to private placement, net	—	—	1,627,604	16	12,484	—	—	—	—	12,500
Issuance of common stock related to secondary offering, net	—	—	2,890,000	29	297,181	—	—	—	—	297,210
Issuance of common stock related to SourceSuite acquisition	—	—	1,772,000	18	190,528	—	—	—	—	190,546
Issuance of warrants	—	—	—	—	115,724	—	—	—	—	115,724
Deferred stock compensation related to stock options	—	—	—	—	1,057	(1,057)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	2,053	—	—	—	2,053
Issuance of common stock related to warrants exercised	—	—	220,222	2	(2)	—	—	—	—	—
Comprehensive gain	—	—	—	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	—	—	—	(80,771)	(80,771)

Balance, May 31, 2000	—	—	90,927,732	909	893,170	(5,583)	(8)	162	(230,483)	658,167
Issuance of stock related to stock option exercises and ESPP	—	—	2,167,201	22	7,721	—	—	—	—	7,743
Issuance of common stock related to private placement, net	—	—	3,963,780	40	99,960	—	—	—	—	100,000
Issuance of common stock related to MoreCom acquisition	—	—	7,310,830	73	487,771	—	—	—	—	487,844
Reduction of deferred stock compensation related to employee terminations	—	—	—	—	(612)	612	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	1,884	—	—	—	1,884
Pay down of note	—	—	—	—	—	—	8	—	—	8
Issuance of common stock related to warrants exercised	—	—	332,552	3	(3)	—	—	—	—	—
Comprehensive gain	—	—	—	—	—	—	—	474	—	474
Net loss	—	—	—	—	—	—	—	—	(306,438)	(306,438)

Balance, May 31, 2001	—	—	104,702,095	1,047	1,488,007	(3,087)	—	636	(536,921)	949,682
Issuance of stock related to stock option exercises and ESPP	—	—	2,881,024	29	9,389	—	—	—	—	9,418
Issuance of warrants	—	—	—	—	260	—	—	—	—	260
Reduction of deferred stock compensation related to employee reduction in force	—	—	—	—	194	—	—	—	—	194
Reduction of deferred stock compensation related to employee terminations	—	—	—	—	(254)	254	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	1,670	—	—	—	1,670
Comprehensive loss	—	—	—	—	—	—	—	(118)	—	(118)
Net loss	—	—	—	—	—	—	—	—	(325,011)	(325,011)

Balance, May 31, 2002	—	$—	107,583,119	$1,076	$1,497,596	$(1,163)	$—	$518	$(861,932)	$636,095

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended May 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(80,771)	$(306,438)	$(325,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased intangibles	22,081	216,127	220,741
Warrant-related asset impairment	—	—	44,840
Amortization of warrants	10,776	23,209	15,873
Depreciation and amortization	2,179	5,457	7,947
Write-off of acquired in-process research and development	1,936	22,425	—
Non-cash compensation expense	2,053	1,884	1,670
Non-cash restructuring costs	—	—	1,409
Write-offs of equity investments	—	5,300	1,400
Loss on disposal of property and equipment	604	630	1,144
Long-lived asset impairment charge	—	—	601
Provision for doubtful accounts	189	57	57
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(550)	(8,054)	(5,687)
(Increase) decrease in prepaid expenses and other current assets	(3,701)	(3,226)	1,976
Increase in notes receivable from officers	—	(1,534)	(84)
(Increase) decrease in other assets	(396)	260	(181)
Increase (decrease) in accounts payable	116	(60)	942
Increase (decrease) in accounts payable to affiliate	(61)	369	—
Decrease in accrued liabilities	(2,542)	(4,692)	(29)
Increase (decrease) in accrued payroll and related expenses	2,055	780	(10)
Increase (decrease) in deferred revenues	28,342	(14,916)	(34,850)
Increase in other long-term liabilities	910	435	6,366

Net cash used in operating activities	(16,780)	(61,987)	(60,886)

Cash flows from investing activities:
Proceeds from the maturation of investments	105,340	458,287	415,905
Purchases of investments	(379,249)	(488,645)	(371,173)
Purchases of property and equipment	(10,936)	(11,532)	(5,777)
Purchase of equity investments	(4,000)	(11,200)	(1,851)
Increase in restricted cash	(8,788)	—	(411)
Cash acquired in MoreCom acquisition	—	1,500	—

Net cash provided by (used in) investing activities	(297,633)	(51,590)	36,693

Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,395	7,751	9,418
Principal payments on capital lease obligations	(306)	(621)	(700)
Proceeds from private placement, net	12,500	100,000	—
Proceeds from secondary public offering, net	297,210	—	—
Proceeds from initial public offering, net	97,837	—	—
Repayment of notes payable	(52)	—	—

Net cash provided by financing activities	413,584	107,130	8,718

Effect of exchange rate on cash	134	474	(118)

Net increase (decrease) in cash and cash equivalents	99,305	(5,973)	(15,593)
Cash and cash equivalents, beginning of year	33,657	132,962	126,989

Cash and cash equivalents, end of year	$132,962	$126,989	$111,396

Supplemental non-cash activities:
Equipment acquired under capital lease	$1,224	$99	$—

Conversion of debt and accrued interest to equity	$4,343	$—	$—

Deferred stock compensation	$1,057	$—	$—

Issuance of stockholder notes receivable	$23	$—	$—

Supplemental cash activities:
Cash paid for income taxes	$137	$274	$593

Cash paid for interest	$126	$290	$190

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Description of Business

        Liberate is a provider of standards-based software platforms for delivering enhanced digital content and services to television viewers around the world. We began operations in late 1995 as a division of Oracle, developing client and server software for the consumer, enterprise, and educational markets. In April 1996, we separately incorporated in Delaware as Network Computer, Inc. On May 11, 1999, we changed our name from NCI to Liberate Technologies.

        We have offices in the United States, Canada, Europe, Asia, and Australia. Our headquarters and primary development offices are located in San Carlos, California. We also have a development office in London, Ontario, Canada. We have sales offices in London, England; Tokyo, Japan; Beijing, China; and Sydney, Australia.

Principles of Consolidation

        Our consolidated financial statements include the accounts of Liberate and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

        Certain reclassifications have been made to previously reported amounts in the consolidated financial statements in order to conform to current period presentations. See "Effects of Recent Accounting Pronouncements" discussed below in this Note 1.

Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

        The functional currency for our subsidiaries is the local currency. Accordingly, we translate their assets and liabilities to U.S. dollars using period-end currency exchange rates and translate revenues and expenses to U.S. dollars using average exchange rates during the period. We report the resulting unrealized foreign currency translation gains and losses as a separate component on our Consolidated Statements of Operations and Comprehensive Loss and on our Statements of Stockholders' Equity.

        We conduct certain transactions in foreign currencies. Accordingly, we translate those transactions as they occur at the then-current exchange rate. We report the resulting realized foreign currency translation gains and losses in our Consolidated Statements of Operations and Comprehensive Loss as a component of other expense, net.

Derivative Instruments and Hedging Activities

        We account for derivative financial instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended,

establishes the accounting method and related disclosures for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We do not currently hold any derivative instruments and do not currently engage in hedging activities.

Fair Value of Financial Instruments

        Due to their short maturities, the carrying value of our financial instruments (including cash, cash equivalents, investments, accounts receivable, restricted cash, notes receivable from officers, accounts payable, accrued liabilities, capital leases, and excess facilities charges) approximates their fair market value.

Cash and Cash Equivalents and Investments

        We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our investments are classified as "held-to-maturity" given our intent and ability to hold the investments to maturity. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts.

Restricted Cash

        As part of our facilities operating lease agreement in San Carlos, California, we are required to hold a certificate of deposit, valued at $8.8 million, to secure an irrevocable letter of credit as a security deposit. As part of our facilities operating lease agreement in London, England, we are required to hold a certificate of deposit, valued at approximately $400,000, to secure an irrevocable letter of credit as a security deposit. As of May 31, 2001 and 2002, our restricted cash balances were $8.8 million and $9.2 million, respectively.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. For fiscal 2001 and 2002, three customers each accounted for 10% or more of our accounts receivable. The percentage of receivables to significant customers for the periods reported were as follows:

	As of May 31,
	2001	2002
Customer A	30%	28%
Customer B	21%	17%
Customer C	*	11%
Customer D	14%	*

*
Less than 10%

        We perform ongoing credit evaluations of our customers' financial conditions. We reserve for credit losses, which have been insignificant through May 31, 2002.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to five years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the improvements using the straight-line method.

Accounting for Purchased Intangibles

        Purchased intangibles, which consist of goodwill, assembled workforce, patents, and trademarks related to our acquisitions, are accounted for using the purchase method. Purchased intangibles are amortized on a straight-line basis over three years. We believe the carrying value of our purchased intangibles reflects the remaining economic lives of those intangibles as of May 31, 2001 and 2002. Management will continue to evaluate purchased intangibles and other long-lived assets for recoverability and impairment in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets." See "Impairment of Long-lived Assets" below. We will adopt SFAS 142 "Goodwill and Other Intangibles" on June 1, 2002, and as a result, will not amortize goodwill. See "Recent Accounting Pronouncements" discussed below in this Note 1.

Impairment of Long-Lived Assets

        Under SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," which was in effect through May 31, 2002, we periodically reviewed warrants for impairment, initiating a review whenever events or changes in circumstances indicated that the carrying amount of the warrants might not be recoverable. Under SFAS 121, we recorded a warrant-related asset impairment of $44.8 million for fiscal 2002.

        Beginning June 1, 2002, we will evaluate purchased intangibles, for impairment in accordance with SFAS 144, which superseded the accounting and reporting provisions of SFAS 121 and APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under SFAS 144, we will review assets to be held and used including purchased intangibles whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. We will measure recoverability of assets by comparing their carrying amount to the future undiscounted cash flows that they are expected to generate (the fair market value as defined under SFAS 144.) Impairment reflects the amount by which the carrying value of the assets exceeds their fair market value.

        Assets that we plan to dispose of, whether through sale or abandonment, are reported at the lower of carrying value or fair market value less cost to sell. As a result of the recent restructuring, we are currently evaluating the need for additional asset impairment related to the lease for our headquarters.

Equity Investments

        We launched the Venture Fund in November 2000 to promote the development of interactive television and promote the growth of innovative companies that we expect to be our strategic partners. The Venture Fund operates as a business group within Liberate. As of May 31, 2002, we had invested $17.1 million in our portfolio of companies. Under SFAS 121, for fiscal 2001 and 2002, we wrote down

$5.3 million and $1.4 million, respectively, of equity investments that had been permanently impaired, reducing our net equity investments to $9.9 million and $10.4 million as of May 31, 2001 and 2002, respectively. See "Risk Factors—We may not be successful in making strategic investments, which may increase our basic net loss."

Revenue Recognition

        License and Royalty Revenues.    License and royalty revenues consist principally of fees earned from the licensing of our software, as well as royalty fees earned upon the shipment or activation of products that incorporate our software. We recognize revenue in accordance with SAB 101, "Revenue Recognition in Financial Statements;" SOP 97-2, "Software Revenue Recognition;" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Under these pronouncements, we recognize revenues from software license fees when the licensed product is delivered, collection is probable, the fee for each element of the transaction is fixed or determinable, there is persuasive evidence of an arrangement, and there is vendor-specific objective evidence supporting allocation of the total fee to all undelivered elements of the arrangement. Revenue may be deferred in cases where the license arrangement calls for the future delivery of products or services and we do not have vendor-specific objective evidence to allocate a portion of the total fee to the undelivered element. In such cases, revenue is recognized when the undelivered elements are delivered or vendor-specific objective evidence of the undelivered elements becomes available. However, if such undelivered elements consist of services that are essential to the functionality of the software, we recognize license and service revenues using contract accounting, pursuant to SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." If license arrangements include the rights to unspecified future products, revenue is recognized over the contractual or estimated economic term of the arrangement. Royalty revenues are typically recognized when a network operator reports that it has shipped or activated products. We may recognize royalty revenues when a network operator commits to deploy specific products at defined levels or has its rights to deploy such products expire.

        License and royalty revenues are offset by certain warrant-related expenses as a result of the application of EITF 00-25 and 01-09. EITF 00-25 and 01-09 generally require that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized from that customer. According to the guidance provided, we adopted EITF 00-25 and 01-09 on December 1, 2001, and for comparative purposes, we have reclassified our financial statement presentations for prior periods. Adopting EITF 00-25 and 01-09 did not affect our basic and diluted net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements. See "Effects of Recent Accounting Pronouncements" discussed below in this Note 1.

        Service Revenues.    Service revenues consist of consulting, maintenance, and other services. We generally recognize consulting and other service revenues, including non-recurring engineering and training, as services are performed. Where consulting services are performed under a fixed-price arrangement, we generally recognize revenues on a percentage-of-completion basis. Maintenance services include both updates and technical support. Maintenance revenues are recognized ratably over the term of the maintenance agreement, and generally range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided. License agreements may include a combination of elements, such as consulting, maintenance, and other services. For license agreements that contain multiple elements, we unbundle the revenue for undelivered elements from the total arrangement based on each element's vendor- specific objective evidence of fair value and defer that revenue until delivery of that element occurs. Once the undelivered elements have been unbundled and valued, we recognize the residual arrangement fees (for the delivered elements), which consist of the value of the arrangement less the vendor-specific objective evidence of fair value of the undelivered elements. Where vendor-specific objective evidence is not determinable for undelivered elements, we defer all revenue until those elements are delivered or until vendor-specific objective evidence of the undelivered elements is determinable.

        Service revenues also include reimbursable expenses billed to customers in accordance with EITF 01-14, (formerly Topic No. D-103), which generally requires that a company recognize as revenue travel expense and other reimbursable expenses billed to customers. With the adoption of EITF 01-14, we typically recognize reimbursable expenses as service revenues when there is an agreement to bill the customer for the expenses, the expenses have been incurred and billed, and collection is probable.

        According to the guidance provided, we adopted EITF 01-14 on December 1, 2001, and for comparative purposes, we have reclassified our financial statement presentations for prior periods. Adopting EITF 01-14 did not affect our basic and diluted net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements. See "Effects of Recent Accounting Pronouncements" discussed below in this Note 1.

Deferred Revenues

        Deferred revenues consist primarily of payments received from customers for prepaid license and royalty fees and prepaid services for undelivered products and services. The timing of the conversion of these deferred revenue balances into revenue largely depends on when customers choose to deploy products and when services are performed for the customer or when their rights terminate or expire.

Software Development Costs

        Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product, which we have defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. After considering these factors, we have not capitalized any software development costs to date.

Advertising Expense

        Advertising costs are expensed as incurred. Advertising costs totaled $1.9 million, $3.3 million, and $2.7 million for fiscal 2000, 2001, and 2002, respectively.

Restructuring Costs

        We record restructuring costs in accordance with EITF 94-03, "Liability Recognition of Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring," and SAB 100, "Restructuring and Impairment Charges." Restructuring costs include severance costs, facilities costs, and other costs. Severance costs include those expenses related to severance pay, related employee benefit obligations, and the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of purchased intangible assets and amounts expected to be paid in connection with terminated contracts. See Note 7.

Accounting for Income Taxes

        We account for income taxes in accordance with SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities and assets are determined based on the differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be reversed. We are required to estimate our income tax liability in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposures and assess the temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We regularly assess whether we will likely be able to use these tax assets and if we determine that we are not likely to be able to use them, we will record a valuation allowance that offsets their full value. We concluded that a full valuation allowance was required for fiscal 2000, 2001, and 2002.

Comprehensive Loss

        Comprehensive loss includes foreign currency translation gains and losses as well as unrealized gains and losses on marketable securities that have been previously excluded from net income and are reflected instead in equity. SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"), requires that all items recognized under this pronouncement as components of comprehensive loss be reported in an annual financial statement. Comprehensive gains and losses must be displayed with the same prominence as other financial statements. SFAS 130 also requires that we classify items of other comprehensive earnings by their nature in an annual financial statement. We have reported the components of comprehensive gains and losses on our Consolidated Statements of Operations and Comprehensive Loss. For fiscal 2000, 2001, and 2002, all amounts in other comprehensive gain (loss) are comprised of unrealized currency translation gains and losses.

Computation of Basic and Diluted Net Loss Per Share

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of fully diluted shares is required when reporting net income per share and includes the weighted average number of shares of common stock, stock options, and warrants outstanding. As we have recorded a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options and warrants would be anti-dilutive. Accordingly, 15,401,376 potential shares, 15,119,958 potential shares, and 20,182,499 potential shares were not included in the calculation for May 31, 2000, 2001 and 2002, respectively.

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS 141 and SFAS 142, discussed previously in "Purchased Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Prospectively, goodwill is subject to at least an annual assessment for impairment applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. As of May 31, 2002, our balance sheet included $211.0 million of purchased intangibles, net of accumulated amortization. This amount reflected a prior write-down of $500,000 for other purchased intangibles related to restructuring costs. See Note 7. Of this balance, approximately $208.8 million related to goodwill, and the remainder consisted of other purchased intangibles that include patents, trademarks, existing technology, customer relationships, and assembled workforce. Upon the adoption of SFAS 142, we will reclassify $355,000 attributable to assembled workforce out of other purchased intangibles and include it in goodwill. We will adopt SFAS 142 beginning June 1, 2002, and as a result, will not amortize goodwill thereby eliminating annual goodwill amortization expense. For fiscal 2000, 2001, and 2002, amortization of purchased intangibles was $22.1 million, $216.1 million, and $220.7 million, respectively. Of those amounts, $21.5 million, $213.0 million, and $217.7 million, respectively, related to goodwill.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. This statement will be effective in fiscal 2004. Although, we have not yet assessed the impact of adopting SFAS 143, we do not expect that the adoption will have a material impact on our financial position, results of operations, or cash flows.

        In October 2001, the FASB issued SFAS 144, which superseded the accounting and reporting provisions of SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of;" and APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We will adopt SFAS 144 for our fiscal year beginning June 1, 2002 and do not expect that the adoption will have a material impact on our financial position, results of operations, or cash flows. Through fiscal 2002, we evaluated long-lived assets for impairment in accordance with SFAS 121.

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement,

SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We will adopt SFAS 145 for our fiscal year beginning June 1, 2002 and do not expect that the adoption will have a material impact on our financial position, results of operations, or cash flows.

Effects of Recent Accounting Pronouncements

        Effective December 1, 2001, we adopted EITF 00-25 and 01-09. EITF 00-25 and 01-09 generally require that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized from that customer. In accordance with the transition guidance in EITF 00-25 and 01-09, adoption required the reclassification of financial statement presentations for prior periods presented for comparative purposes. Adopting EITF 00-25 and 01-09 did not affect our basic and diluted net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements.

        License and royalty revenues for the periods reported are presented as follows along with warrant amortization amounts that have been reclassified from operating expenses to revenues in accordance with EITF 00-25 and 01-09 (in thousands):

	Years ended May 31,
	2000	2001	2002
License and royalty revenues (as historically presented)	$10,233	$27,781	$42,752
Impact of EITF 00-25 and 01-09 related to warrant amortization expense	(7,263)	(13,087)	(3,826)
Impact of EITF 00-25 and 01-09 related to warrant repurchases	—	—	(1,125)

License and royalty revenues (as currently presented)	$2,970	$14,694	$37,801

        Expense amounts for amortization of warrants included in operating expenses for the periods reported were presented as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Amortization of warrants (as historically presented)	$10,776	$23,209	$15,873
Impact of EITF 00-25 and 01-09 related to warrant amortization expense	(7,263)	(13,087)	(3,826)

Amortization of warrants (as currently presented)	$3,513	$10,122	$12,047

        In January 2002, the FASB issued EITF 01-14 (formerly Topic No. D-103), which generally requires that a company recognize as revenue travel expense and other reimbursable expenses billed to customers. According to the guidance provided, we adopted EITF 01-14 on December 1, 2001, and for comparative purposes, we have reclassified our financial statement presentations for prior periods. Adopting EITF 01-14 did not affect our basic and diluted net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements.

        Service revenues for the periods reported are presented as follows along with reimbursable expenses that have been reclassified from cost of service revenues to service revenues in accordance with EITF 01-14 (in thousands):

	Years ended May 31,
	2000	2001	2002
Service revenues (as historically presented)	$17,784	$23,928	$41,239
Impact of EITF 01-14	1,066	1,210	1,283

Service revenues (as currently presented)	$18,850	$25,138	$42,522

        Cost of service revenues for the periods reported, including the effects of EITF 01-14 were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Cost of service revenues (as historically presented)	$21,738	$29,315	$38,440
Impact of EITF 01-14	1,066	1,210	1,238

Cost of service revenues (as currently presented)	$22,804	$30,525	$39,768

2.    Acquisitions

Navio

        We acquired Navio on August 11, 1997. In connection with the acquisition, we issued 17,441,322 shares of Series B and C convertible preferred stock and stock options to acquire 6,315,780 shares of Series C convertible preferred stock in exchange for all of the outstanding common stock, preferred stock, and options to purchase shares of Navio common stock. All of the preferred stock and options to purchase preferred stock that we issued in connection with this acquisition converted into equivalent shares of common stock upon our IPO. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Navio have been included in the consolidated financial statements commencing on the date of acquisition. The fair market value of the equity securities issued in the acquisition was $77.1 million and the total purchase price was $77.7 million.

        In connection with the acquisition, for up to 60 days after the closing date, certain former common stockholders of Navio had the right to put to Oracle up to 50% of the preferred shares they received, and shares issuable under stock options we assumed in the acquisition, for a price of $3.35 per share. A total of 3,818,496 shares of Series C convertible preferred stock for $12.8 million in proceeds were put to Oracle under this arrangement.

        Oracle held a call option to purchase all of the Series B and Series C convertible preferred stock at a to-be-determined buy-out price, determined as follows: (1) if exercised prior to December 31, 1999, the price would be 120% of the per share price determined by an independent third-party valuation of shares of our common stock, or (2) if exercised after December 31, 1999, the per share price determined by an independent third-party valuation of our shares. The call option terminated upon our IPO.

SourceSuite LLC

        In March 2000, we acquired SourceSuite in exchange for 1,772,000 shares of our common stock. The acquisition was accounted for as a purchase and, accordingly, the results of operations of SourceSuite have been included in our consolidated financial statements commencing on the date of acquisition. The fair market value of the equity securities issued in the acquisition was $190.5 million and the total purchase price was $194.3 million. In connection with the acquisition, net assets acquired were as follows (in thousands):

Goodwill	$185,493
Other purchased intangibles, including in-process technology	8,400
Property, plant and equipment and other non-current assets	421
Receivables and other current assets	167
Current liabilities assumed	(149)

Net assets acquired	$194,332

        We immediately wrote off $1.9 million of acquired in-process research and development that, based on a third-party appraisal, had not reached technological feasibility and had no alternative future use. Acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, our future revenue and profitability may be adversely affected. As a result, the value of the other purchased intangible assets may be impaired.

        Upon completion of the acquisition, purchased intangibles (including goodwill) of $192.0 million were recorded and are being amortized on a straight-line basis over an estimated useful life of three years. Purchased intangibles consist of approximately $6.5 million in existing technology, trademarks, and assembled workforce. The remaining balance consists of goodwill, which represents the purchase price in excess of identified tangible and intangible assets. Amortization expense for purchased intangibles related to this transaction was $16.0 million for fiscal 2000, and $64.0 million for both fiscal 2001 and 2002. Accumulated amortization for purchased intangibles was $80.0 million and $144.0 million as of May 31, 2001 and 2002, respectively.

        The following table presents the unaudited pro forma results assuming we had merged with SourceSuite at the beginning of fiscal 1999. Net loss has been adjusted to exclude the write-off of acquired in-process research and development of $1.9 million and includes amortization of purchased intangibles of $64.0 million for each of fiscal 1999 and 2000. This information (in thousands, except per share data) may not necessarily indicate our future combined results of operations.

	Years ended May 31,
	1999	2000
Revenues	$17,585	$21,820
Net loss	$(101,944)	$(129,607)
Basic and diluted net loss per share	$(43.27)	$(1.83)

MoreCom

        In June 2000, we acquired all of the outstanding stock of MoreCom and assumed all of MoreCom's stock options in exchange for 7,310,830 shares of our common stock. The acquisition was accounted for as a purchase. The fair market value of the equity securities issued in the acquisition was approximately $459.0 million, and the purchase price was $495.1 million. In connection with the acquisition, net assets acquired were as follows (in thousands):

Goodwill	$467,970
Other purchased intangibles, including in-process technology	25,324
Property, plant and equipment and other non-current assets	842
Cash, receivables and other current assets	1,500
Current liabilities assumed	(550)

Net assets acquired	$495,086

        We immediately wrote off $22.4 million of acquired in-process research and development that, based on a third-party appraisal, had not reached technological feasibility and had no alternative future use. The value of MoreCom's in-process research and development was determined primarily based on the income approach. Under this approach, the fair value of the in-process research and development reflects the present value of the projected free cash flows that will be generated by the in-process research and development projects and that is attributable to the acquired technology, if successfully completed. The income approach focuses on the income-producing capability of the acquired technology, and best represents the present value of the future economic benefits expected to be derived from them, and therefore, the fair value of the acquired technology. The projected revenues used in the income approach are based upon the revenues likely to be generated upon the completion of the projects and the beginning of commercial sales, as estimated by management. The projections assume that the products will be successful and that the products' development and commercialization meet management's current time schedule. In arriving at the appropriate discount rates, the implied rate of the transaction and the weighted average cost of capital were considered. The discount rate applicable to the in-process project reflects the risks inherent in each project. An overall after-tax discount rate of 20% was applied to the project's cash flows. The required returns of other assets were deducted from the incremental cash flows generated by the projects shown in the in-process research and development model to determine the incremental cash flows specifically attributable to the in-process research and development project.

        Purchased intangibles of $470.9 million were recorded and are being amortized on a straight-line basis over an estimated useful life of three years. Purchased intangibles consist of approximately $2.9 million of patents, customer relationships, and assembled workforce. The remaining balance consists of goodwill, which represents the purchase price in excess of identified tangible and intangible assets.

        The value of MoreCom's patents was developed primarily on the basis of the replacement cost approach. Under this method, the fair value of an asset is equal to the cost to replace the functionality of the asset. In the case of patents, the replacement cost of the asset is equal to the royalty that would have to be paid for the right to use the patents if we did not acquire them. Because we acquired the patents, we were relieved from making royalty payments. As such, a relief-from-royalty method was used to apply the replacement cost approach. To apply the relief-from-royalty method, an appropriate royalty rate was determined and applied to the expected sales of products associated with the patents.

        The customer relationships and assembled workforce were valued using the cost approach. Under this approach, the value is calculated based on the costs we avoided through obtaining the relationships and workforce from the acquired party rather than incurring the costs to assemble them independently. Therefore, the fair value of the acquired customer relationships was calculated as the costs that we avoided spending in recreating similar functional customer relationships. Similarly, the assembled workforce was valued by calculating the costs we avoided by obtaining a pre-existing, trained, and fully efficient team rather than incurring the costs to assemble this workforce.

        Amortization expense for purchased intangibles related to this transaction was $150.6 million and $156.8 million for fiscal 2001 and fiscal 2002, respectively. Accumulated amortization for purchased intangibles was $150.6 million and $307.5 million as of May 31, 2001 and 2002, respectively.

        The following table presents the unaudited pro forma results assuming we had merged with MoreCom at the beginning of fiscal 2000. Net loss has been adjusted to exclude the write-off of acquired in-process research and development of $22.4 million and includes amortization of purchased intangibles of $157.2 million for each of fiscal 2000 and May 31, 2001. This information (in thousands, except per share data) does not necessarily indicate future combined results of operations.

	Years ended May 31,
	2000	2001
Revenues	$21,820	$39,832
Net loss	$(243,080)	$(316,569)
Basic and diluted net loss per share	$(3.42)	$(3.09)

3.    Cash Equivalents, Short-term Investments, and Long-term Investments

        The following is a summary of investments (in thousands):

	As of May 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market	$54,564	$—	$—	$54,564
Commercial paper	135,979	7	(4)	135,982
Government notes and bonds	121,424	510	—	121,934
Corporate notes and bonds	134,092	998	(34)	135,056
Market auction preferreds-taxable	3,875	—	—	3,875
Venture fund equity investments	9,900	—	—	9,900

	$459,834	$1,515	$(38)	$461,311

Cash and cash equivalents	$125,916	$—	$(4)	$125,912
Short-term investments	149,161	151	(8)	149,304
Long-term investments (maturities of 1 to 2 years)	174,857	1,364	(26)	176,195
Venture fund equity investments	9,900	—	—	9.900

	$459,834	$1,515	$(38)	$461,311

	As of May 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market	$88,641	$—	$—	$88,641
Commercial paper	28,027	—	—	28,027
Government notes and bonds	158,228	538	(10)	158,756
Corporate notes and bonds	106,270	596	(185)	106,681
Certificate of deposit	1,500	2	—	1,502
Market auction preferreds-taxable	8,875	—	—	8,875
Venture fund equity investments	10,351	—	—	10,351

	$401,892	$1,136	$(195)	$402,833

Cash and cash equivalents	$112,255	$—	$—	$112,255
Short-term investments	106,228	101	(127)	106,202
Long-term investments (maturities of 1 to 2 years)	173,058	1,035	(68)	174,025
Venture fund equity investments	10,351	—	—	10,351

	$401,892	$1,136	$(195)	$402,833

4.    Excess Facilities Charges and Asset Impairment

Excess Facilities Charges

        We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future and do not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future. In fiscal 2002, we recorded excess facilities charges and related asset impairment of $9.9 million. Of that amount, $9.3 million related to excess facilities, and the remainder of $601,000 related to asset impairment discussed in the next section. These excess facilities charges represent the remaining lease commitment on the excess facilities, net of expected sublease income.

Asset Impairment

        Included in the excess facilities charges and related asset impairment of $9.9 million, recorded in fiscal 2002 and described above, was an impairment charge of $601,000 related to certain long-lived assets that we estimated would not generate future cash flows sufficient to cover their carrying amounts. The impairment charge represented the remaining value of the long-lived assets, including leasehold improvements, at the time they were impaired.

        In fiscal 2002, we recorded a warrant-related asset impairment charge of $44.8 million in connection with a review for impairment of the carrying value, in accordance with SFAS 121. This impairment charge was recorded to reduce the carrying value of certain warrant-related assets to a level equal to the expected future revenues from the holders of those warrants during the term of the underlying customer relationship agreements.

5.    Property and Equipment

        As of May 31, 2001 and 2002, property and equipment consisted of the following (in thousands):

	As of May 31,
	2001	2002
Computer equipment	$11,961	$12,581
Leasehold improvements	8,131	7,647
Software	3,516	3,546
Furniture and equipment	3,373	3,487
Capital leases	1,817	2,032

	28,798	29,293
Less: Accumulated depreciation and amortization	(9,713)	(14,794)

	$19,085	$14,499

        Depreciation expense for fiscal 2000, 2001, and 2002 was $2.2 million, $5.5 million, and $7.9 million, respectively.

6.    Accrued Liabilities

        As of May 31, 2001 and 2002, accrued liabilities consisted of the following (in thousands):

	As of May 31,
	2001	2002
Other accrued liabilities	$13,389	$13,192
Cash payments included in accrued restructuring costs	—	168
Non-cash items included in accrued restructuring costs	—	99

	$13,389	$13,459

7.    Restructuring Costs

        In fiscal 2002, we announced the consolidation of our research and development activities into our development centers located in San Carlos, California and London, Ontario, Canada. As part of this consolidation, certain employees in the Horsham, Pennsylvania, and Murray City, Utah offices were relocated to these development centers. The consolidation resulted in a net headcount reduction of 45 people.

        As of May 31, 2002, we recorded restructuring costs of $3.1 million, which consisted of the following components (in thousands):

Salaries and employee-related expenses	$978
Disposal of fixed assets	616
Write-down of purchased intangible assets	500
Lease commitments	438
Acceleration of certain stock option grants	281
Other items	262

Restructuring costs	$3,075

        As of May 31, 2002, accrued restructuring costs were as follows (in thousands):

	Severance	Facilities	Other	Total
Restructuring costs	$1,259	$1,054	$762	$3,075
Cash payments	(1,001)	—	—	(1,001)
Non-cash deductions	(194)	(857)	(756)	(1,807)

Accrued restructuring costs	$64	$197	$6	$267

        Severance costs include those expenses related to severance pay and related employee benefit obligations, including the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of purchased intangible assets, disposal of fixed assets, and amounts paid in connection with terminated contracts.

8.    Commitments and Contingencies

Operating Leases

        We have various operating leases that expire at various dates through fiscal 2010. Future minimum lease payments related to these agreements as of May 31, 2002, were as follows (in thousands):

Year ending May 31,
2003	$6,712
2004	6,817
2005	6,926
2006	6,974
2007	6,918
Thereafter	20,074

$54,421

        Rent expense, without the effect of sublease income, under our operating leases for fiscal 2000, 2001, and 2002 was $3.4 million, $9.1 million, and $7.7 million, respectively. Payments received from the sub-tenants of $1.1 million for fiscal 2000, $5.5 million for fiscal 2001, and $984,000 for fiscal 2002, have been offset against rent expense in the Consolidated Statements of Operations and Comprehensive Loss to the extent that an equal amount of expense was recognized. The excess rent income, if any, was recorded in other expense, net.

Capital Leases

        In August 1999, we entered into a Master Equipment Lease to finance office furniture and equipment, and acquired $2.0 million of capital assets under this lease. Accumulated depreciation for these assets was $956,000 and $1.6 million, as of May 31, 2001 and 2002, respectively.

        The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the future minimum lease payments as of May 31, 2002 (in thousands):

Year ending May 31,
2003	$312
2004	10

Total minimum lease payments	322
Less: Amount representing interest	(16)

Present value of future minimum lease payments	306
Less: Current portion	(296)

Long-term portion	$10

Motorola

        Under a development agreement entered into with Motorola in April 1999 and amended in August 2001, we committed to pay $9.7 million over three years in development fees (including applicable taxes) for certain services to be performed by Motorola. These fees were paid out over 36 months. We expensed $3.6 million for each of fiscal 2000 and 2001, and $1.9 million for fiscal 2002.

Sun Microsystems

        In May 1999, we entered into a Technology License and Distribution Agreement (the "Technology Agreement") with Sun Microsystems ("Sun") to transfer our NC Navigator and NC Administration Server software to Sun, while retaining the right to ship, support, and maintain these products for existing customers using this technology. During fiscal 2000, we amended the Technology Agreement with Sun. The amendment called for us to pay certain minimum royalties and support fees in exchange for the right to certain Sun technology and to maintain the status as a preferred vendor of Sun. Minimum guaranteed royalties and support fees of approximately $3.8 million were to be paid to Sun through the period ended December 31, 2004. During fiscal 2001, we further amended our Technology Agreement with Sun and eliminated the guaranteed royalties and support fees of $3.8 million. In exchange for the elimination of the guarantees, we prepaid $1.4 million in royalties and support to Sun. Royalty and support expenses under these agreements were $583,000, $623,000, and $210,000 for fiscal 2000, 2001, and 2002, respectively.

Warrants

        In March 2002, we agreed to repurchase, for $1.1 million, 400,000 unvested warrants that we had previously issued to MediaOne. The purchase price for these warrants was immediately recorded on our Statement of Operations and Comprehensive Loss as warrant expense that is an offset to license and royalty revenues attributable to MediaOne. See Notes 10 and 17.

Liberate Corporate Venture Fund

        In June 2001, we committed to invest up to $2.0 million in China Broadband (H.K.), for reinvestment in CNB, a Chinese joint venture that makes interactive television software. In fiscal 2002, we made the first investment of $750,000 and, subject to meeting specific criteria, we may fund the remaining amounts through fiscal 2003 and beyond.

        In February 2002, we and other existing shareholders and management of TWTV entered into a credit facility agreement to loan TWTV up to £4 million, of which we committed to loan up to £753,723 (approximately $1.1 million). The loan is secured by certain assets of TWTV and carries an annual interest rate of 20% (plus a one-time 5% facility fee). TWTV must repay all outstanding loan amounts under this facility in full by December 31, 2003 and can prepay at any time before then without penalty. At our discretion, we may convert either: (1) at any time, any or all of TWTV's outstanding loan amount (including accrued interest and fees) into the common equity at a price of 1.67 pence per share; or (2) upon a future financing, all of TWTV's outstanding loan amount into the equity issued and priced in that financing. Additionally, for every £1 drawn down from us under the loan facility, we received 500 warrants to purchase shares of TWTV common stock for an exercise price of 0.1 pence per share.

        As of May 31, 2002, TWTV has drawn down the full amount from us under this loan facility and issued warrants to us to purchase 376,860,500 shares of TWTV common stock. We immediately exercised these warrants and deducted the exercise price of £376,861 (approximately $546,000) from the outstanding amount owed by TWTV under the loan facility. We recorded the value of the shares of TWTV common stock and the remaining loan receivable at cost, as an addition to equity investments. Upon full conversion of all debt and warrants issued to us in this transaction, our ownership percentage will remain under 20%. See Notes 1 and 17.

Employment Agreements

        In January 2001, we entered into Retention Agreements with Coleman Sisson, our President; Donald Fitzpatrick, our Chief Operating Officer; and David Limp, our former Executive Vice President and Chief Strategy Officer. See Item 7 and Notes 14 and 17. Each Retention Agreement provides approximately $820,000 to each of those three employees who achieve two years of continuous service through January 2003. Payments are made according to the schedule set forth in the Retention Agreements. As of May 31, 2002, $292,000 had been paid to each of these executives under these retention agreements. See Note 17.

Legal Matters

        Beginning May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our IPO, naming Liberate and certain of our officers and directors as co-defendants. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. A suit making similar allegations based on the same facts has also been filed in California state court. The plaintiffs allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectuses. The federal cases have now been consolidated with several hundred other cases against underwriters and other issuers. We have retained Wilson Sonsini Goodrich & Rosati as our lead counsel, and tendered notice to our insurance carriers and underwriters pursuant to the terms of our insurance policies and underwriting agreements. We are seeking to have the claims dismissed and, while litigation is by its nature uncertain, we do not believe that we are likely to face any material exposure arising from these cases and have not reserved funds for a potential settlement or adverse decision.

        On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. We have retained O'Melveny & Myers as our legal counsel and filed an answer denying OpenTV's allegations and counter-claiming that OpenTV infringes our patents for interactive networking software. We are seeking to have OpenTV's patents invalidated, requesting a finding that our technology does not infringe OpenTV's patents, and seeking monetary damages and injunctive relief against OpenTV. While litigation is by its nature uncertain, we do not believe that we are likely to face any material exposure arising from this case and have not reserved funds for a potential settlement or adverse decision.

9.    Convertible Preferred Stock

        Since our inception, we have issued 66,189,208 shares of preferred stock. All outstanding shares of preferred stock were converted into shares of common stock in connection with our IPO in July 1999. Additionally, all outstanding warrants to purchase preferred stock were converted to warrants to purchase common stock. Upon closing of the IPO, we authorized 20,000,000 shares of undesignated preferred stock for future issuance. As of May 31, 2000, 2001, and 2002 there were no shares of preferred stock outstanding.

10.    Common Stock

        We have authorized 200,000,000 shares of common stock. As of May 31, 2002, we have reserved the following shares of authorized, but unissued shares of common stock for future issuance:

Employee stock purchase plan	4,063,031
Warrants	3,663,328
Stock options	19,404,886

27,131,245

Warrant Agreements

        In fiscal 1999, we agreed to issue warrants to purchase up to 4,599,992 shares of our common stock to certain network operators who satisfied certain milestones within specific time frames. Our Board of Directors approved the issuance of these warrants, but did not submit the matter to our stockholders for approval. The fair market value of the warrants is estimated using the Black-Scholes pricing model as of the earlier of the date the warrants were earned or the date that it became likely that the warrants would be earned. Pursuant to the requirements of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we will revalue the warrants if appropriate.

        As of May 31, 2002, network operators had earned warrants to purchase 2,396,660 shares of common stock. Of the warrants earned, warrants to purchase 552,774 shares of common stock were exercised and warrants to purchase 163,890 shares of common stock were retired. Additionally, warrants to purchase 220,000 shares of common stock expired before they were earned. If the remaining warrants are earned, we may be required to record additional warrant-related assets and resulting warrant amortization expense or offsets to license and royalty revenues.

        In fiscal 2002, we amended certain contract terms with several of our large North American network operators in order to encourage more timely deployments and predictable revenue streams. In connection with these amendments, we accelerated the vesting of certain warrants to purchase common stock. As of the amendments, we had not previously valued 60,000 of these shares that were not likely to be earned. The fair value of these warrants was $260,000 and was fully expensed at the time of issuance. A summary of warrant activity for fiscal 2002 is as follows:

	Warrants available	Warrants earned	Warrants expired	Warrants to be earned
Balance May 31, 1999	4,599,992	(749,998)	—	3,849,994
Fiscal 2000 activity	—	(1,586,662)	(100,000)	(1,686,662)

Balance May 31, 2000	4,599,992	(2,336,660)	(100,000)	2,163,332
Fiscal 2001 activity	—	—	—	—

Balance May 31, 2001	4,599,992	(2,336,660)	(100,000)	2,163,332
Fiscal 2002 activity	—	(60,000)	(120,000)	(180,000)

Balance May 31, 2002	4,599,992	(2,396,660)	(220,000)	1,983,332

        Amortization expense related to these warrants is subject to classification as an offset to revenues up to the amount of cumulative revenue recognized or to be recognized in accordance with EITF 00-25 and 01-09. See Note 1. Warrant amortization, in accordance with EITF 00-25 and 01-09, was classified as follows for the years presented (in thousands):

	Years ended May 31,
	2000	2001	2002
Warrant amortization offset to license and royalty revenues	$7,263	$13,087	$3,826
Warrant amortization charged to operating expense	3,513	10,122	12,047

Amortization of warrants	$10,776	$23,209	$15,873

        In fiscal 2002, we recorded an impairment charge of $44.8 million in connection with a review of our warrants for impairment in accordance with SFAS 121. See Note 4. This charge was recorded to reduce the carrying value of certain warrants to a level equal to the expected future revenues from the holders of those warrants during the term of the underlying customer relationship agreement.

        In March 2002, we agreed to repurchase, for $1.1 million, 400,000 unvested warrants that we had previously issued to MediaOne. See Notes 8 and 17.

Stock Splits

        In December 1999, we announced a two-for-one stock split in the form of a stock dividend that was declared effective January 14, 2000. At the effective date of the stock split, the number of shares of our common stock outstanding increased to approximately 83,600,000 shares. All share and per share information included in the accompanying consolidated financial statements and notes have been adjusted retroactively to reflect this split.

Initial Public Offering

        In July 1999, we sold 12,500,000 shares of common stock at $8 per share in connection with our IPO. We sold an additional 902,100 shares of common stock at $8 per share related to the exercise of the underwriters' over-allotment. The total aggregate proceeds from these transactions were $107.2 million. Underwriters' discounts and other related costs were $9.4 million, resulting in net proceeds of $97.8 million.

Private Placement with Lucent Technologies

        In June 1999, we entered into a stock purchase agreement with Lucent Technologies under which, contingent upon, and immediately following consummation of the sale of shares in our IPO, Lucent agreed to invest $12.5 million in a private placement of shares of our common stock at a price per share equal to 96% of our IPO price.

Secondary Offering

        In February 2000, we completed a secondary public offering in which we sold 2,890,000 shares of common stock at $108 per share. Gross proceeds from this transaction were $312.1 million. Underwriters' discounts and other related costs were $14.9 million, resulting in net proceeds of $297.2 million.

Private Placement with Cisco

        In July 2000, we issued 3,963,780 unregistered shares of common stock to Cisco, resulting in cash proceeds of $100.0 million.

11.    Stock Plans

1996 Stock Option Plan

        Our Board of Directors adopted, and our then-sole stockholder approved, the 1996 Stock Option Plan (the "1996 Plan") in October 1996. This Plan, as amended, allowed for the purchase of up to 11,666,666 shares of common stock. The 1996 Plan permitted grants of both incentive and non-qualified stock options to employees; and non-qualified stock options to consultants, and directors.

        The exercise price of incentive stock options could not be less than the fair market value of the common stock on the grant date, as determined by our Board of Directors. The exercise price of non-qualified options could not be less than 85% of the fair market value on the grant date. The term of the incentive and non-qualified stock options was generally ten years from the date of grant or a shorter term as provided in the option agreement. Options generally vested over three to four years. As of the date of our IPO, all remaining shares available for grant under the 1996 Plan were transferred to the 1999 Plan (as defined in the next paragraph) and we stopped making any grants out of the 1996 Plan.

1999 Equity Incentive Plan

        In May 1999, our Board of Directors adopted, and our stockholders approved in June 1999, our 1999 Equity Incentive Plan (the "1999 Plan"). The types of awards that may be made under the 1999 Plan are options to purchase shares of common stock, stock appreciation rights, restricted shares, and stock units. Any shares not yet issued under the 1996 Plan as of the date of our IPO (3,051,498 shares) became available for grant under the 1999 Plan. Each year on June 1, commencing on June 1, 2000, the number of shares available under the 1999 Plan is automatically increased by a number equal to the lesser of 6,000,000 shares or 5% of the outstanding common shares on such date. The exercise price for all incentive stock options and nonstatutory stock options may not be less than 100% or 85%, respectively, of the fair market value of our common stock on the date of grant. The options generally vest over three to four years and have a term of ten years.

        Stock option activity under the 1996 Plan and the 1999 Plan is summarized below:

	Options available For grant	Options outstanding	Weighted average exercise price
Balance at May 31, 1999	4,730,786	6,152,956	$2.65
Granted	(4,043,785)	4,043,785	$37.76
Exercised	—	(1,226,194)	$1.95
Cancelled—1996 Plan	60,752	(738,108)	$3.29
Cancelled—1999 Plan	12,000	(12,000)	$77.29

Balance at May 31, 2000	759,753	8,220,439	$19.86
Authorized	4,546,386	—	—
Granted	(4,928,318)	4,928,318	$20.06
Exercised	—	(951,961)	$3.01
Cancelled—1996 Plan	—	(685,934)	$3.81
Cancelled—1999 Plan	3,202,922	(3,202,922)	$46.40

Balance at May 31, 2001	3,580,743	8,307,940	$12.98
Authorized	5,235,104	—	$—
Granted	(9,861,562)	9,861,562	$8.29
Exercised	—	(1,035,436)	$3.69
Cancelled—1996 Plan	—	(249,017)	$4.40
Cancelled—1999 Plan	1,948,098	(1,948,098)	$20.50

Balance at May 31, 2002	902,383	14,936,951	$9.74

Grants to an Outside Director and an Executive Officer

        On October 15, 1998, we issued non-qualified stock options outside of the 1996 Plan to an outside director and to an executive officer for the purchase of a total of 4,999,998 shares of our common stock at a price of $2.55 per share. Our Board of Directors approved the issuance of these options. Our stockholders did not consider or approve the issuance of these options. During fiscal 2000, 2001, and 2002, options to purchase 326,387 shares, 530,000 shares, and 1,080,100 shares, respectively, were exercised in aggregate by both grantees. As of May 31, 2002, options to purchase a total of 2,612,123 shares were still outstanding under both options, of which 2,195,456 shares were vested. The options vest over four years and have a term of ten years.

Navio Stock Option Plan

        In connection with our acquisition of Navio in August 1997, we assumed options that had previously been granted under Navio's Stock Option Plan (the "Navio Plan"). Our stockholders did not consider or approve our assumption of these options. Upon assumption, options granted under the Navio Plan were immediately exercisable and were automatically converted into options to purchase Liberate convertible preferred stock based upon the merger's conversion ratio, of one share of Navio stock for 1.7903 shares of Liberate stock (at the time of the merger). Upon our IPO, these options converted into options to purchase our common stock. Additionally, upon termination of the optionholders' service, unvested shares (which resulted from the early exercise of unvested options) were subject to repurchase by us at the original purchase price. Our repurchase right generally expired at the rate of 25% of the original grant 12 months after the date of grant or employment and 75% in equal monthly increments over the following 36 months. We did not assume the Navio plan and have never granted any awards under the Navio plan. During fiscal 2000 and 2001, we exercised our right to repurchase 6,218 shares and 17,345 shares, respectively. We did not exercise our right to repurchase any shares during fiscal 2002. There were no remaining shares subject to repurchase as of May 31, 2002.

        As of May 31, 2002, the Navio Plan had 322,700 options outstanding, all of which were fully vested. The weighted average exercise price of these options was $0.68 per share. During fiscal 2000, 2001, and 2002, options to purchase 1,095,101 shares, 339,461 shares, and 165,904 shares, respectively, were exercised. In addition, during fiscal 2000, 2001, and 2002, Navio vendor options to purchase 49,756 shares, 3,576 shares, and 966 shares, respectively, were exercised.

MoreCom Stock Option Plans

        In connection with our acquisition of MoreCom in June 2000, we assumed options that had previously been granted under MoreCom's 1998 Stock Option Plan and 2000 Equity Incentive Plan (the "MoreCom Plans"). Our stockholders did not consider or approve our assumption of these options. Options granted under the MoreCom Plans generally had a term of ten years and vested over a four-year period. Upon our assumption, the options to purchase shares of MoreCom common stock were converted into options to purchase shares of Liberate common stock based upon the conversion ratio. We did not assume the MoreCom Plans and have never granted any awards under them.

        The options we assumed in connection with our acquisition of MoreCom converted into options to purchase 1,169,180 shares of Liberate's common stock, of which options to purchase 93,032 shares and 217,401 shares were exercised during fiscal 2001 and 2002, respectively. As of May 31, 2002, options to purchase 630,729 shares of our common stock were outstanding, of which 467,103 options were vested. The weighted average exercise price of these options was $13.07 per share.

Stock Option Exchange Program

        On March 23, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, employees had the opportunity to cancel outstanding stock options previously granted to them under our 1999 Plan in exchange for an equal number of new options to be granted at a future date, at least six months and a day from the cancellation date, which was May 4, 2001. In all, options to purchase a total of 2,383,898 shares of our common stock were cancelled in connection with the option exchange, and options to purchase a total of 2,269,480 shares of our common stock were granted on November 5, 2001 to those employees who had been continuously employed at Liberate from the date they tendered their original options through November 5, 2001. The exercise price of $9.10 per share for the new options was equal to the fair market value of our common stock on November 5, 2001, the date of the new grant. Members of our Board of Directors and executive officers were not eligible to participate in the program.

Stock-Based Compensation

        We account for outstanding stock options under APB 25, "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with APB 25, no compensation expense has been recognized related to options granted to employees because all employee options were granted with an exercise price equal to the fair market value of the underlying stock, except as discussed below in "Deferred Stock Compensation" regarding below-fair-market grants for which we recognized compensation expense. If compensation cost had been determined consistent with SFAS 123, our pro forma net loss would have been as follows (in thousands, except per share data):

	Years ended May 31,
	2000	2001	2002
Net loss—as reported	$(80,771)	$(306,438)	$(325,011)

Net loss—pro forma	$(112,632)	$(357,018)	$(362,683)

Basic and diluted net loss per share—as reported	$(1.14)	$(2.99)	$(3.06)

Basic and diluted net loss per share—pro forma	$(1.59)	$(3.49)	$(3.42)

        Pursuant to the provisions of SFAS 123, the fair value of options granted and the 1999 Employee Stock Purchase Plan ("ESPP" or "the 1999 Purchase Plan") shares issued was estimated on the grant date using the Black-Scholes option pricing model and the following weighted average assumptions:

	Options			ESPP
	Years ended May 31,			Years ended May 31,
	2000	2001	2002	2000	2001	2002
Risk-free interest rate	6.09%	6.03%	4.32%	6.18%	5.00%	2.63%
Average expected life of options granted and ESPP shares issued (in years)	4.62	6.00	4.98	0.67	0.50	0.50
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility of common stock	146%	125%	82%	144%	116%	96%
Weighted average fair value of options granted and ESPP shares issued	$35.36	$17.84	$5.57	$6.10	$11.26	$3.30

        A summary of all outstanding options, including those assumed in connection with the Navio and MoreCom acquisitions and the stock options issued outside of the Plans, to purchase common stock as of May 31, 2002 is as follows:

		Options outstanding			Options exercisable
Range of exercise price		Number outstanding as of May 31, 2002	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of May 31, 2002	Weighted average exercise price
$0.03	$2.85	4,181,620	6.11	$2.26	3,644,395	$2.22
$3.07	$6.35	4,506,015	8.36	$5.33	2,212,539	$4.92
$6.47	$9.10	6,459,485	9.24	$8.73	1,894,008	$8.80
$9.15	$20.88	1,626,048	8.82	$12.67	488,604	$13.63
$21.06	$96.38	1,729,335	8.06	$29.02	879,309	$29.47

		18,502,503	8.17	$8.68	9,118,855	$7.48

Deferred Stock Compensation

        In connection with the grant of certain stock options to employees in fiscal 1999 and 2000, we recorded deferred compensation of $7.1 million and $1.6 million, respectively, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amounts are presented as a reduction of stockholders' equity. We expensed $2.1 million, $1.9 million, and $1.7 million for fiscal 2000, 2001, and 2002, respectively, and will expense the balance ratably over the remaining periods the options vest. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an optionholder's services.

        Amortization of deferred stock compensation is shown as a separate line item in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Amortization of deferred stock compensation for the periods reported included amounts related to the following categories (in thousands):

	Years ended May 31,
	2000	2001	2002
Cost of service revenues	$251	$248	$250
Research and development	1,023	930	760
Sales and marketing	457	426	401
General and administrative	322	280	259

	$2,053	$1,884	$1,670

1999 Employee Stock Purchase Plan

        In May 1999, the Board of Directors adopted, and the stockholders approved in June 1999, our 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"). A total of 1,666,666 shares of common stock were reserved for issuance under the 1999 Purchase Plan, plus, commencing on June 1, 2000, automatic annual increases equal to the lesser of 1,666,666 shares or 2% of the outstanding common shares on the date of the increase. The 1999 Purchase Plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 15% of base cash compensation. Each participant may purchase up to 1,500 shares in any offering period beginning before September 30, 2002, and up to 6,000 shares in any offering period beginning on or after October 1, 2002. Each offering period will have a maximum duration of six months. However, the first offering period commenced on the effective date of the IPO and ended on March 31, 2000. The price at which the common stock may be purchased is 85% of the lower of the fair market value of our common stock on the date immediately before the first day of the applicable offering period or on the last day of the respective purchase period. As of May 31, 2002, 4,999,998 shares of common stock had been reserved under the 1999 Purchase Plan, of which 4,063,031 shares remained available for issuance. Employees purchased 289,234 shares, 266,516 shares, and 381,217 shares in fiscal 2000, 2001, and 2002, respectively.

12.    Income Taxes

        Income taxes have been calculated on a separate company basis pursuant to the provisions of SFAS 109, "Accounting for Income Taxes." The components of the provision for income taxes for the periods reported were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Federal	$—	$—	$—
State	—	72	231
Foreign	137	443	707

Total provision	$137	$515	$938

        For the periods reported, the provision for income taxes differs from the amounts that would result by applying the applicable statutory federal income tax rate to income before taxes as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Benefit at federal statutory rate	$(28,222)	$(107,073)	$(113,426)
State income tax benefit, net of federal benefit	(4,596)	(17,438)	(18,472)
Tax credits	(580)	(4,269)	(2,275)
Non-deductible goodwill amortization	8,987	87,963	89,842
Change in valuation allowance	22,537	31,691	44,560
Stock compensation	835	767	679
Non-deductible write-off of in-process research and development	788	9,127	—
Other	388	(253)	30

Total provision	$137	$515	$938

        Components of the net deferred tax asset were as follows (in thousands):

	Years ended May 31,
	2001	2002
Net operating losses	$86,716	$126,742
Temporary differences	41,983	46,185
Tax credits	10,587	10,919

Total deferred tax asset	139,286	183,846
Valuation allowance	(139,286)	(183,846)

Total net deferred tax asset	$—	$—

        We recorded a valuation allowance for the entire deferred tax asset due to uncertainties regarding the realization of the asset, our lack of profitability to date, and our uncertainty regarding future operating profitability. As of May 31, 2002, approximately $68.7 million of the valuation allowance relates to benefits of stock option deductions, which, if recognized, will be allocated directly to stockholders' equity.

        As of May 31, 2002, we had federal and state net operating loss carry-forwards of $362.1 million and $100.6 million, respectively, and tax credits totaling $10.9 million. The federal and state net operating loss carry-forwards expire at various dates between 2005 and 2022. The tax credits expire at various dates between 2011 and 2022. Under current tax law, net operating loss carry-forwards available to offset future operating income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

13.    Segment Reporting

        We operate solely in one segment—providing open-standards software platforms for delivering enhanced digital content and services to television viewers around the world. As of May 31, 2000, 2001, and 2002, our long-term assets were located primarily in the United States. Our revenues by region for the periods reported were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
Europe	$8,957	$27,347	$39,171
North America(1)	7,902	7,216	33,751
Asia	4,961	5,269	7,401

Consolidated	$21,820	$39,832	$80,323

(1)
For fiscal 2000 and 2001, Canadian revenues, which are included in North American revenues, are offset by significant amounts of warrant-related expenses, and as a result, actual revenue amounts for Canada are negative in those fiscal years. Canadian revenues were $(2.4) million and $(5.8) million for fiscal 2000 and 2001, respectively.

        European revenues consisted primarily of U.K.-based revenues; North American revenues consisted primarily of U.S.-based revenues. For the periods reported, revenues of these two largest revenue-generating countries were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
U.K.-based revenues	$7,644	$21,591	$28,332

Domestic (U.S.-based) revenues	$13,275	$13,022	$26,411

        International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the origin of the sales contract. International and domestic revenues as a percentage of our total revenues for the periods reported were as follows:

	Years ended May 31,
	2000	2001	2002
International revenues	39%	67%	67%
Domestic (U.S.-based) revenues	61%	33%	33%

Total revenues	100%	100%	100%

        For fiscal 2000 and 2001, three customers each accounted for 10% or more of our total revenues. For fiscal 2002, two customers each accounted for 10% or more of our total revenues. The percentage of sales to significant customers for the periods reported were as follows:

	Years ended May 31,
	2000	2001	2002
Customer A	*	25%	17%
Customer B	30%	28%	16%
Customer C	12%	11%	*
Customer D	19%	*	*

*
Less than 10%

14.    Related Party Transactions

Transactions with Oracle

        In December 1995, we began operations as a division of Oracle. As of May 31, 2002, Oracle owned 31% of our outstanding common stock.

        We previously leased office space in Redwood Shores, California from Oracle under a lease that provided for monthly payments of $124,000. We terminated the lease in September 1999. We also previously leased furniture and equipment for the Redwood Shores office from Oracle under a lease entered into in September 1997, as amended, that obligated us to make monthly payments to Oracle of $57,000. In addition, we previously contracted for Oracle to perform maintenance and repair services at the Redwood Shores office. Both agreements were terminated simultaneously with the office lease in fiscal 2000.

        We leased office space in Murray City, Utah from Oracle under a lease that provided for monthly payments of $4,000. We also leased furniture and equipment for the Murray City office from Oracle under a furniture lease signed with Oracle in March 1999 that provided for monthly payments of $750. These leases terminated in February 2000.

        We previously leased office space in London, England from Oracle under a lease that provided for monthly payments of $4,200. The lease terminated in October 2000, however, we continued to lease this space for the same monthly payment of $4,200 on a month-to-month basis through December 2000.

        During the fourth quarter of fiscal 1999, we entered into a lease for the office space in San Carlos, California. In connection with entering into this lease, Oracle provided a $10.0 million guaranty to the landlord. The guaranty was terminated after the closing of our IPO in July 1999.

        In August 1998, we entered into a Technical Support Services Agreement Oracle. The Technical Support Services Agreement describes the terms under which technical support services for Oracle products may be provided when licensed by us (or our distributors) and technical support for our products may be provided when licensed by Oracle (or their distributors.) The agreement provides for four one-year automatic renewals following the initial one-year term.

        We entered into a Technology License Agreement with Oracle on September 8, 1998. Pursuant to the Technology License Agreement, Oracle may promote, market and distribute sublicenses of our products through its worldwide distribution channels for a period of three years. This agreement terminated in September 2001.

        During fiscal 2000, we expensed $107,000 for commissions to Oracle Japan related to the license of software. There were no payments made for fiscal 2001 or 2002 for these commissions. Oracle paid us royalties of $147,000 and $239,000 for fiscal 2000 and 2001, respectively, and did not pay us royalties in fiscal 2002.

        For fiscal 2000, revenues from related parties of $293,000 represented 1% of our total revenues. For fiscal 2001, revenues from related parties of $197,000 represented less than 1% of our total revenues. There were no revenues from related parties for fiscal 2002.

Transactions with Cox Communications

        A member of our Board of Directors, Chris Bowick, also serves as an executive officer of Cox Communications. Cox is both our customer and also a stockholder (currently owning less than five percent of our outstanding capital stock). In fiscal 2000, we entered into an agreement with Cox for the license of our software products and for the provision of services. The agreement also provides that Cox will have the right to test our software free of charge and without any commitment to deploy services using our technology. Under the agreement, Cox is entitled to receive the benefits of any more favorable terms and conditions that we may grant to any other North American network operator in the future. In addition, under the commercial agreement, we were required to issue warrants to Cox. A total of 883,332 shares of our common stock are reserved for issuance to Cox under these warrants. The exercise price of these warrants is $6.90 per share. These warrants are vesting according to milestones established in the commercial agreement to motivate Cox to deploy our products.

Transactions with Officers

        In January 2001, we entered into Retention Agreements with Coleman Sisson, our President; Donald Fitzpatrick, our Chief Operating Officer; and David Limp, our former Executive Vice President and Chief Strategy Officer. See Notes 8 and 17. Each Retention Agreement provides approximately $820,000 to each of those three employees who achieve two years of continuous service through January 2003. Payments are made according to the schedule set forth in the Retention Agreements. As of May 31, 2002, $292,000 had been paid to each of these executives under these retention agreements.

        In January 2001, we extended loans in exchange for promissory notes from Mr. Sisson, our President, and David Limp, our former Executive Vice President and Chief Strategy Officer. See

Note 17. In April 2001, we also extended a loan in exchange for a promissory note from Donald Fitzpatrick, our Chief Operating Officer. Each loan is for $500,000 and carries an interest rate of 5.9%, compounded annually. Each loan is due and payable two years from issuance. Interest receivable for these loans was $34,000 for fiscal 2001 and $84,000 for fiscal 2002.

15.    Third-Party Financing Agreements

        On November 12, 1997, we entered into a Convertible Promissory Note Purchase and Cooperation Agreement (the "Agreement") with a third-party investor (the "Investor"). The Agreement was for the sale of up to three $4.0 million Convertible Promissory Notes (the "Notes") that are convertible into Series D convertible preferred stock. During fiscal 1998, we sold the first Note of $4.0 million. These Notes automatically converted on the consummation of our IPO. As of May 31, 2002, no further activity has occurred under this arrangement.

        In the Agreement, the investor agreed to fund $3.0 million of our non-recurring engineering ("NRE") efforts through December 31, 1999. We recognized NRE revenue as services were performed in the amounts of $1.3 million and $703,000 for fiscal 2000 and 2001, respectively. We did not recognize NRE revenue for fiscal 2002. In consideration of the funding, we agreed to pay the investor a royalty for each license of our software incorporating that technology, up to a maximum of $3.9 million. The obligation to pay the royalty terminates four years after the first commercial shipment of hardware implementing our software. As of May 31, 2002, we have not paid royalty payments to the investor, as no sales have been made of software incorporating the investor's technology.

16.    Retirement Plan

        We have a retirement plan under Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may defer a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. We may contribute to the retirement plan at the discretion of the Board of Directors. To date, we have not made any such contributions.

17.    Subsequent Events

Liberate Corporate Venture Fund

        In July 2002, we and other existing shareholders and management of TWTV entered into an additional credit facility agreement to loan TWTV up to an additional £2.6 million, of which we committed to loan up to £508,918 (approximately $783,000 at the time of the commitment), in phases through December 2002. The loan is secured by certain assets of TWTV and carries an annual interest rate of 20% (plus a one-time 5% facility fee). TWTV must repay all outstanding loan amounts under this facility in full by June 30, 2004 and can prepay at any time before then without penalty. At our discretion, we may convert either: (1) at any time, any or all of TWTV's outstanding loan amount (including accrued interest and fees) into the common equity of TWTV at a price of 1.02 pence per share; or (2) upon a future financing, all of TWTV's outstanding loan amount into the equity issued and priced in that financing. Additionally, for every £1 drawn down from us under the loan facility, we will earn 500 warrants to purchase shares of TWTV common stock for an exercise price of 0.1 pence per share. These warrants will be immediately exercised on the date by which we must deliver the associated funding and the exercise price will be subtracted from our outstanding loan amount.

        In July 2002, TWTV drew down £107,657 (approximately $172,000) from us under this loan facility and issued warrants to us to purchase 52,828,500 shares of TWTV common stock. These warrants were immediately exercised. The exercise price of £53,829 (approximately $34,000) was deducted from the outstanding balance owed by TWTV under the loan facility. We recorded the value of the shares of TWTV common stock and the remaining loan receivable at cost, as an addition to equity investments. Upon full conversion of all debt and warrants issued to us in this transaction, our ownership percentage will remain under 20%.

        In July 2002, we purchased shares of the Series D Preferred Stock of MetaTV for a total purchase price of $410,000. In connection with this investment, we received a warrant to purchase 85,984 shares of MetaTV's Series D Preferred Stock. This warrant is exercisable for five years, at the price of the shares sold in this financing. We were a previous investor in MetaTV and own shares of MetaTV's Series C Preferred Stock resulting from that investment.

        In July 2002, we made a payment of $140,000 to ExtendMedia under the Debenture Purchase Agreement dated May 31, 2002.

        In August 2002, we paid MediaOne $1.1 million to repurchase 400,000 unvested warrants that we had previously issued to MediaOne. See Notes 8 and 10.

Stock Repurchase

        On July 25, 2002, we repurchased 3,963,780 shares of our common stock beneficially owned by Cisco for an aggregate purchase price of $10.0 million. The purchase price per share of $2.5117 was Liberate's average stock price, less a two percent discount, for the ten consecutive trading days ending on the last trading day prior to July 18, 2002. Following repurchase, the resulting treasury shares were retired so that they resumed their status as "authorized and unissued."

Acquisition

        In July 2002, we entered into an agreement with Sigma Systems Group (Canada) to purchase all of Sigma's outstanding capital stock in exchange for approximately $62 million and assumption of all unvested options of Sigma employees. We will pay Sigma's shareholders $41.7 million plus an amount equal to Sigma's closing total of cash, cash equivalents, and short-term investments (estimated to be approximately $20 million.) Sigma develops and markets operations support systems software that permits cable network operators to create, deploy, monitor, and maintain subscriber services.

        We expect the transaction to close in August 2002 and we intend to account for it as a purchase. If we should fail to close the transaction for longer than four business days after all closing conditions in our favor have been satisfied, Sigma's shareholders will have the right to terminate the purchase agreement and we would then be obligated to pay $2.5 million to Sigma's shareholders in full satisfaction of all claims regarding the purchase agreement and transaction.

Restructuring

        As part of our ongoing efforts to control costs, we effected a reduction in force in July 2002. This action resulted in a headcount reduction of 32 employees. As a result of these actions, we will record restructuring costs of approximately $1.0 to $1.2 million in the first quarter of fiscal 2003, which will be primarily comprised of salary and employee-related expenses. Also as a result of this restructuring, we are evaluating the need for additional asset impairment related to the lease for our headquarters.

        In conjunction with this reduction of force, as well as ongoing realignment of management roles, we distributed the responsibilities of the Chief Strategy Officer to other members of the senior management team. As a result, the role of the current Chief Strategy Officer, David Limp, was made redundant. As part of his severance agreement, Mr. Limp received an amount equal to his salary and on-target bonuses for fiscal year 2002. Under the terms of his Retention Agreement dated January 9, 2001, as amended, he also received payments of all unpaid amounts due under that agreement. At the same time, Mr. Limp repaid the full principal and interest due under his Promissory Note dated January 3, 2001. See Notes 8 and 14.

Lease Amendments

        In June 2002, we began negotiations to amend our current facilities operating lease in London, Ontario, Canada to add 5,000 square feet of additional space to our current lease, bringing the total space under lease at that location to 25,000 square feet. At the same time, we began negotiations to extend the original lease for an additional five years and coordinate the termination dates so that both leases would end on December 31, 2007.

Other Transactions

        In July 2002, we entered into an agreement with Signatures. Under the agreement, we paid Signatures $600,000 for certain license rights to content, $200,000 for future services, and $400,000 for a future equity investment in a venture currently being contemplated by Signatures. We have the right to choose whether or not to proceed with the investment when we are presented with the terms. If we do not proceed with the investment, the $400,000 will be refunded to us or applied to extend the term of our license rights, at Signatures' option.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        On May 3, 2002, we dismissed our independent auditor, Arthur Andersen LLP ("Andersen"), and engaged PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as our new independent accountants for our fiscal year ended May 31, 2002. The Finance and Audit Committee of our Board of Directors recommended the dismissal of Andersen and the engagement of PricewaterhouseCoopers, and our Board approved these actions.

        During our two most recent fiscal years ended May 31, 2001, and the subsequent interim period through May 3, 2002, there were: (1) no disagreements between us and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports, and (2) no reportable events described under Item 304(a)(1)(v) of Regulation S-K.

        The audit reports of Andersen on the consolidated financial statements of Liberate as of and for the fiscal years ended May 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

        During our two most recent fiscal years ended May 31, 2001 and 2002, we did not consult with PricewaterhouseCoopers regarding the application of accounting principals to a specific transaction or any matter subsequent to a disagreement with our former independent auditor or any of the other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III.

Item 10. Directors and Executive Officers of the Registrant

        The information concerning our directors required by this Item is incorporated by reference to the section titled "Proposal No. 1—Election of Directors" in our Proxy Statement for the 2002 Annual Meeting of Stockholders ("2002 Proxy Statement").

        Our executive officers and their ages and titles as of August 1, 2002 were as follows:

Name	Age	Position
Mitchell E. Kertzman	53	Chief Executive Officer and Chairman of the Board
Coleman Sisson	45	President and Director
Donald M. Fitzpatrick	45	Chief Operating Officer
Nancy J. Hilker	44	Senior Vice President and Chief Financial Officer
Kent Walker	41	Senior Vice President, General Counsel, and Secretary

        Mitchell E. Kertzman joined Liberate in November 1998 and currently serves as Chief Executive Officer and Chairman of the Board of Directors. We have announced that, before the end of the calendar year, Mr. Kertzman will serve as our Executive Chairman. Prior to joining Liberate, Mr. Kertzman served in various capacities at Sybase from February 1995 until November 1998, including as a member of the Board of Directors and also as Co-Chief Executive Officer, Chief Executive Officer, President, and Executive Vice President. Mr. Kertzman also served as Chairman of the Board of Directors of Sybase from July 1997 until November 1998. Prior to joining Sybase, Mr. Kertzman founded Powersoft in 1974 and served as Chief Executive Officer and a director until its merger with Sybase in February 1995. Mr. Kertzman also serves as a director of CNET Networks and Handspring.

        Coleman Sisson joined Liberate in November 1999 and currently serves as President and a member of the Board of Directors. We have announced that, before the end of the calendar year, Mr. Sisson will serve as our President and Chief Executive Officer. Prior to joining Liberate, Mr. Sisson served from July 1997 until November 1999 as President and Chief Operating Officer of CyberSafe. Prior to joining CyberSafe, Mr. Sisson served from August 1995 until July 1997 as Senior Vice President and General Manager, Education Services Group, at Vanstar. Prior to joining Vanstar, Mr. Sisson served from June 1992 until August 1995 as Vice President, Worldwide Customer Services, at Powersoft.

        Donald M. Fitzpatrick joined Liberate in November 1999 and currently serves as Chief Operating Officer. Prior to joining Liberate, Mr. Fitzpatrick headed the Interactive Services business for Oracle Corporation in Europe, the Middle East, and Africa from April 1996 until November 1999. Prior to joining Oracle, Mr. Fitzpatrick served from November 1992 to March 1996 as Software Development Manager for the software services business unit of Ferntree Computer Corporation of Australia.

        Nancy J. Hilker joined Liberate in August 1997 and currently serves as Senior Vice President and Chief Financial Officer. We have announced that Ms. Hilker is resigning from Liberate as of August 2002. Prior to joining Liberate, Ms. Hilker served as Vice President and Secretary of Navio from July 1996 until Navio's acquisition by Liberate in August 1997. Prior to joining Navio, Ms. Hilker served from June 1991 until July 1996 in various capacities at IntelliCorp, including as Chief Financial Officer and Secretary. Prior to joining IntelliCorp, Ms. Hilker held various positions at Deloitte & Touche, as a manufacturing and high-technology specialist in the emerging business services group, from October 1979 until June 1991. Ms. Hilker is a Certified Public Accountant.

        Kent Walker joined Liberate in October 2000 and currently serves as Senior Vice President-Corporate and Legal Affairs, General Counsel, and Secretary. We have announced that, as of August 2002, Mr. Walker will serve as our Executive Vice President, Chief Financial Officer, General Counsel, and Secretary. Prior to joining Liberate, Mr. Walker served as Associate General Counsel of America Online and Netscape Communications, from April 1997 until October 2000. Prior to joining Netscape, Mr. Walker served as Senior Counsel to AirTouch Communications from March 1995 until April 1997. Prior to joining AirTouch Communications, Mr. Walker served as an Assistant U.S. Attorney with the U.S. Department of Justice from 1990 to 1995.

        Kent Walker is the only executive officer to have a sales plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of Liberate's common stock. No directors have such plans. As permitted by Rule 10b5-1 and our insider trading policy, some or all of our officers and directors may establish these kinds of plans in the future. Each individual's plan will be separate and sales under the plans will not be coordinated.

        The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2002 Proxy Statement.

Item 11. Executive Compensation

        The response to this Item will be contained in the 2002 Proxy Statement under the heading "Executive Compensation and Related Information" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The response to this Item will be contained in the 2002 Proxy Statement under the heading "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The response to this Item will be contained in the 2002 Proxy Statement under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Exhibits

1.)
Index to Consolidated Financial Statements

  2.)
  Schedule II—Valuation and Qualifying Accounts. See page 100.

  3.)
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
4.2
Standstill Agreement between Liberate, Delphi Asset Management Corporation, US Trust Company of Delaware, and United States Trust Company of New York, entered into as of January 23, 2001. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 10, 2001.)
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
9.3
Irrevocable Trust Agreement between Delphi Asset Management Corporation, United States Trust Company of New York, and US Trust Company of Delaware, effective as of January 23, 2001. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001.)
10.1
Form of Indemnification Agreement entered into between Liberate and its directors and executive officers. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001.)*
10.2
Network Computer, Inc. 1996 Stock Option Plan, and form of Option Agreement. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.3
Navio Communications, Inc. 1996 Stock Option Plan and form of Option Agreement. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.4
Navio Communications, Inc. Non-Qualified Option Plan, and form of Option Agreement. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.5	1999 Equity Incentive Plan, as amended. (Incorporated by reference to similarly numbered exhibit to the 10-Q filed by the Registrant on January 14, 2002.)
10.6	1999 Employee Stock Purchase Plan, as amended to date.
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
10.32
Network Computer, Inc. Stock Option Agreement, dated October 15, 1998, with David Roux. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)*
10.33
Network Computer, Inc. Stock Option Agreement, dated October 15, 1998, with Mitchell Kertzman. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).) *
10.34
Series E Preferred Stock Purchase Agreement, dated May 12, 1999, among Liberate and the investors names therein. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
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
10.51
Settlement and Mutual Release Agreement between Charitable Way, Inc. and Liberate, entered into as of May 17, 2001. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001.)
10.52
Amendment to Employment Agreement between Liberate and Philip A. Vachon, dated November 15, 2000. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001.)*
10.53
Form of Executive Officer Option Grant Notice under the 1999 Equity Incentive Plan, effective for grants made on April 12, 2001 and later. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001.)*
10.54
Amendment to Employee Retention Agreement between Liberate and David A. Limp, dated February 20, 2002. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 12, 2002.)*
10.55	Separation Agreement and Mutual Release of Claims between Liberate and David Limp, dated July 19, 2002.*
10.56	Stock Purchase Agreement among Cisco Systems, Inc., its wholly owned subsidiary, Cisco Systems Investments Ltd., and Liberate, dated July 19, 2002.
10.57	Form of Employee Retention Agreement, effective as of June 2002, between Liberate and each of the following officers (separately): Mitchell Kertzman, Coleman Sisson, Don Fitzpatrick, and Kent Walker.*
10.58	Form of customer warrant, with a list of customers who have received warrants, exercise prices, and numbers of shares covered by warrants.

21.1	Subsidiaries of Liberate.
23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
99.1	Certificate of Chief Executive Officer regarding this Form 10-K.
99.2	Certificate of Chief Financial Officer regarding this Form 10-K.
99.3	Charter of Corporate Governance Committee of Liberate's Board of Directors.
99.4	Charter of Finance and Audit Committee of Liberate's Board of Directors.
99.5	Charter of Compensation Committee of Liberate's Board of Directors.

*
Management contract or compensatory plan or arrangement.

        Note: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b)
Reports on Form 8-K

        We filed a current report on Form 8-K dated May 3, 2002 to report the dismissal of our independent auditor, Arthur Andersen LLP, and the engagement of PricewaterhouseCoopers as our new independent accountants for our current fiscal year ended May 31, 2002.

        We filed a current report on Form 8-K dated May 15, 2002 to report that Mitchell E. Kertzman and David J. Roux had cancelled their pre-set diversification plans regarding sales of Liberate's common stock.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August 2002:

LIBERATE TECHNOLOGIES
By:	/s/ MITCHELL E. KERTZMAN Mitchell E. Kertzman Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the 8th day of August 2002:

Signature	Title

/s/ MITCHELL E. KERTZMAN Mitchell E. Kertzman	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ NANCY J. HILKER Nancy J. Hilker	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ COLEMAN SISSON Coleman Sisson	President and Director
/s/ CHRIS BOWICK Chris Bowick	Director
/s/ CHARLES N. CORFIELD Charles N. Corfield	Director
/s/ DANA L. EVAN Dana L. Evan	Director
/s/ DR. DAVID C. NAGEL Dr. David C. Nagel	Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended May 31, 2002	$493	$277	$220	$550
Year ended May 31, 2001	436	145	88	493
Year ended May 31, 2000	247	226	37	436
Revenue reserve:
Year ended May 31, 2002	$468	$391	$—	$859
Year ended May 31, 2001	154	314	—	468
Year ended May 31, 2000	51	103	—	154

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 16, 1997, between Liberate and Navio. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
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
4.2
Standstill Agreement between Liberate, Delphi Asset Management Corporation, US Trust Company of Delaware, and United States Trust Company of New York, entered into as of January 23, 2001. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 10, 2001.)
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
9.3
Irrevocable Trust Agreement between Delphi Asset Management Corporation, United States Trust Company of New York, and US Trust Company of Delaware, effective as of January 23, 2001. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001.)
10.1
Form of Indemnification Agreement entered into between Liberate and its directors and executive officers. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001.)*
10.2
Network Computer, Inc. 1996 Stock Option Plan, and form of Option Agreement. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.3
Navio Communications, Inc. 1996 Stock Option Plan and form of Option Agreement. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
10.4
Navio Communications, Inc. Non-Qualified Option Plan, and form of Option Agreement. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)

10.5	1999 Equity Incentive Plan, as amended. (Incorporated by reference to similarly numbered exhibit to the 10-Q filed by the Registrant on January 14, 2002.)
10.6	1999 Employee Stock Purchase Plan, as amended to date.
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
10.32
Network Computer, Inc. Stock Option Agreement, dated October 15, 1998, with David Roux. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)*

10.33
Network Computer, Inc. Stock Option Agreement, dated October 15, 1998, with Mitchell Kertzman. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).) *
10.34
Series E Preferred Stock Purchase Agreement, dated May 12, 1999, among Liberate and the investors names therein. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
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

10.51
Settlement and Mutual Release Agreement between Charitable Way, Inc. and Liberate, entered into as of May 17, 2001. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001.)
10.52
Amendment to Employment Agreement between Liberate and Philip A. Vachon, dated November 15, 2000. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001.)*
10.53
Form of Executive Officer Option Grant Notice under the 1999 Equity Incentive Plan, effective for grants made on April 12, 2001 and later. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001.)*
10.54
Amendment to Employee Retention Agreement between Liberate and David A. Limp, dated February 20, 2002. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 12, 2002.)*
10.55	Separation Agreement and Mutual Release of Claims between Liberate and David Limp, dated July 19, 2002.*
10.56	Stock Purchase Agreement among Cisco Systems, Inc., its wholly owned subsidiary, Cisco Systems Investments Ltd., and Liberate, dated July 19, 2002.
10.57	Form of Employee Retention Agreement, effective as of June 2002, between Liberate and each of the following officers (separately): Mitchell Kertzman, Coleman Sisson, Don Fitzpatrick, and Kent Walker.*
10.58	Form of customer warrant, with a list of customers who have received warrants, exercise prices, and numbers of shares covered by warrants.
21.1	Subsidiaries of Liberate.
23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
99.1	Certificate of Chief Executive Officer regarding this Form 10-K.
99.2	Certificate of Chief Financial Officer regarding this Form 10-K.
99.3	Charter of Corporate Governance Committee of Liberate's Board of Directors.
99.4	Charter of Finance and Audit Committee of Liberate's Board of Directors.
99.5	Charter of Compensation Committee of Liberate's Board of Directors.

*
Management contract or compensatory plan or arrangement.

        Note: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

QuickLinks

TABLE OF CONTENTS
  PART I.
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  PART II.
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
REPORT OF INDEPENDENT ACCOUNTANTS
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
LIBERATE TECHNOLOGIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  PART III.
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)