Form 10-Q/A
period 2001-11-30
LIBERATE TECHNOLOGIES
filed 2003-09-16
CIK 1085776

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended NOVEMBER 30, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

106,563,593 shares of the Registrant's common stock were outstanding as of December 31, 2001.

EXPLANATORY NOTE

        Liberate Technologies is filing this amended quarterly report on Form 10-Q/A for the quarter ended November 30, 2001 in order to amend and restate the items described below, which were originally presented in Liberate's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on January 14, 2002. This Amendment No. 1 amends the following items of the original report on Form 10-Q:

  •
  We are amending Part I, Item 1, "Financial Statements," to reflect the restatement of Liberate's unaudited Condensed Consolidated Financial Statements, as of November 30, 2001, and for the three-month and six-month periods then ended and the application of EITF 01-09 and 01-14;

  •
  We are amending Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," to take into account the effects of the restatement; and

  •
  We are amending Part II, Item 6, "Exhibits and Reports on Form 8-K," to include the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

        In order to preserve the nature and character of the disclosures set forth in the items as originally filed, this Amendment No. 1 does not reflect other events that occurred after the filing of our original report on Form 10-Q on January 14, 2002, or modify or update the disclosures presented in the original report, except for the amendments described above.

        For current disclosure, more information regarding the restatement of our financial statements and related litigation and investigations, and a discussion of subsequent events and anticipated trends please see our amended Annual Report on Form 10-K/A for the fiscal year ended May 31, 2002 our quarterly reports on Form 10-Q for the quarters ended August 31, 2002, November 30, 2002, and February 28, 2003 and our Annual Report on Form 10-K for the fiscal year ended May 31, 2003, which we are filing concurrently with this Amendment No. 1.

LIBERATE TECHNOLOGIES
FORM 10-Q/A, Amendment No. 1
For The Quarter Ended November 30, 2001

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of May 31, 2001 and November 30, 2001 (As restated)	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended November 30, 2000 and 2001 (As restated)	2
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2000 and 2001 (As restated)	3
	Notes to Condensed Consolidated Financial Statements (As restated)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (As restated)	14
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 2.	Changes in Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits and Reports on Form 8-K	36
Signatures		37

Part I. Financial Information

Item 1. Financial Statements, as Restated

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
Unaudited

	May 31, 2001	November 30, 2001
		(As restated)
Assets
Current assets:
Cash and cash equivalents	$126,989	$138,005
Short-term investments	149,161	97,813
Accounts receivable, net	11,055	8,552
Receivable from affiliate, net	174	174
Prepaid expenses and other current assets	8,955	6,575

Total current assets	296,334	251,119
Property and equipment, net	19,085	16,559
Purchased intangibles, net	432,223	321,802
Restricted cash	8,788	9,190
Long-term investments	184,757	205,207
Warrants	83,243	26,962
Notes receivable from officers	1,534	1,579
Other	511	558

Total assets	$1,026,475	$832,976

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,699	$2,536
Accrued liabilities	13,389	14,775
Accrued payroll and related expenses	5,083	6,133
Current portion of capital lease obligations	672	605
Deferred revenues	54,216	40,164

Total current liabilities	75,059	64,213
Capital lease obligations, net of current portion	389	67
Other long-term liabilities	1,345	6,060

Total liabilities	76,793	70,340

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	1,047	1,061
Contributed and paid-in capital	1,428,110	1,433,314
Warrants	59,897	59,897
Deferred stock compensation	(3,087)	(2,437)
Accumulated other comprehensive income	636	666
Accumulated deficit	(536,921)	(729,865)

Total stockholders' equity	949,682	762,636

Total liabilities and stockholders' equity	$1,026,475	$832,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share data)
Unaudited

	Three months ended November 30,		Six months ended November 30,
	2000	2001	2000	2001
		(As restated)		(As restated)
Revenues:
License and royalty(1)	$563	$8,584	$(907)	$17,414
Service(2)	6,278	9,591	11,380	18,017

Total revenues	6,841	18,175	10,473	35,431

Cost of revenues:
License and royalty	650	550	1,261	1,028
Service(2)	6,376	10,114	11,983	19,558

Total cost of revenues	7,026	10,664	13,244	20,586

Gross margin	(185)	7,511	(2,771)	14,845

Operating expenses:
Research and development	11,416	10,951	23,510	23,472
Sales and marketing	5,717	6,346	10,741	12,949
General and administrative	2,637	3,050	5,219	6,441
Amortization of purchased intangibles	55,288	55,211	105,549	110,421
Warrant-related asset impairment	—	44,840	—	44,840
Amortization of warrants(1)	558	4,782	558	9,493
Excess facilities charges and related asset impairment	—	—	—	7,479	(3)
Amortization of deferred stock compensation	476	630	975	1,064
Acquired in-process research and development	—	—	22,425	—

Total operating expenses	76,092	125,810	168,977	216,159

Loss from operations	(76,277)	(118,299)	(171,748)	(201,314)
Interest income	8,292	4,217	15,948	9,567
Other expense, net	(369)	(679)	(569)	(792	)(3)

Loss before income tax provision	(68,354)	(114,761)	(156,369)	(192,539)
Income tax provision	—	186	204	405

Net loss	(68,354)	(114,947)	(156,573)	(192,944)

Foreign currency translation adjustment	214	235	392	30
Comprehensive loss	$(68,140)	$(114,712)	$(156,181)	$(192,914)

Basic and diluted net loss per share	$(0.66)	$(1.09)	$(1.55)	$(1.83)

Shares used in computing basic and diluted net loss per share	103,047	105,805	100,744	105,403

(1)
We have reclassified these amounts in accordance with EITF 01-09. See Note 1.

(2)
We have reclassified these amounts in accordance with EITF 01-14. See Note 1.

(3)
We have reclassified certain amounts for the six months ended November 30, 2001.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Six months ended November 30,
	2000	2001
		(As restated)
Cash flows from operating activities:
Net loss	$(156,573)	$(192,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased intangibles	105,549	110,421
Warrant-related asset impairment	—	44,840
Amortization of warrants	11,767	11,441
Depreciation and amortization	2,385	4,387
Non-cash compensation expense	975	1,064
Loss on disposal of property and equipment	—	794
Long-lived asset impairment charge	—	503
Provision for doubtful accounts	—	62
Write-off of acquired in-process research and development	22,425	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(3,322)	2,441
Decrease in receivable from affiliate, net	140	—
(Increase) decrease in prepaid expenses and other current assets	(1,327)	2,380
(Increase) decrease in notes receivable from officers and other assets	261	(92)
Increase in accounts payable	377	837
Increase (decrease) in accrued liabilities	(6,206)	1,386
Increase (decrease) in accrued payroll and related expenses	(516)	1,050
Decrease in deferred revenues	(10,257)	(14,052)
Increase in other long-term liabilities	357	4,715

Net cash used in operating activities	(33,965)	(20,767)

Cash flows from investing activities:
Proceeds from maturities of investments	127,664	243,680
Purchase of investments	(183,083)	(212,032)
Purchases of property and equipment	(3,678)	(3,158)
Purchase of equity investments	(3,000)	(750)
Increase in restricted cash	—	(402)
Issuance of note receivable	(1,994)	—
Cash acquired in MoreCom acquisition	1,500	—

Net cash provided by (used in) investing activities	(62,591)	27,338

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,181	4,804
Principal payments on capital lease obligations	(337)	(389)
Proceeds from private placement, net	100,000	—

Net cash provided by financing activities	103,844	4,415

Effect of exchange rate changes on cash	392	30
Net increase in cash and cash equivalents	7,680	11,016
Cash and cash equivalents, beginning of period	132,962	126,989

Cash and cash equivalents, end of period	$140,642	$138,005

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

  Computation of Basic and Diluted Net Loss Per Share

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Potential common shares from the exercise of stock options and warrants are excluded from the calculation of basic net loss per share because including them would be anti-dilutive. As of November 30, 2000 and 2001, approximately 18,173,408 and 20,587,444 potential shares were not included in the calculation on this basis.

  Recent Accounting Pronouncements

        In November 2001, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." EITF 01-09 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. While Liberate is required to adopt this new standard no later than the quarter ending May 31, 2002, it plans to adopt this standard for its quarter ending February 28, 2002. In accordance with the transition guidance, adoption will require the reclassification of financial statements for prior periods presented for comparative purposes. Liberate's reclassification of warrant amortization expense under EITF 01-09 will not affect basic and diluted net loss per share, although reclassification will change the presentation of certain revenue and expense items contained within Liberate's financial statements. See "Reclassifications" below.

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

  Effect of Recent Accounting Pronouncement

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

  Reclassifications

        Effective December 1, 2001, we adopted EITF 01-09. In accordance with the transition guidance in EITF 01-09, adoption required the reclassification of financial statement presentations for prior periods presented for comparative purposes. Adopting EITF 01-09 did not affect our basic and diluted net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements by reducing revenues and expenses by corresponding amounts.

        In January 2002, the FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," which generally requires that a company recognize as revenue travel expenses and other reimbursable expenses billed to customers. We adopted EITF 01-14 effective December 1, 2001, and in accordance with the transition guidance, for comparative purposes, we reclassified our financial statement presentations for prior periods. Adopting EITF 01-14 did not affect our basic and diluted net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements.

        Total revenues for the periods reported, including the effects of EITF 01-09 and 01-14, were as follows (in thousands):

	Three months ended November 30,			Six months ended November 30,
	2000	2001		2000	2001
		(As restated)			(As restated)
License and royalty revenues before the adoption of EITF 01-09	$5,726	$9,523	(1)	$10,302	$19,362	(1)
Impact of EITF 01-09	(5,163)	(939)		(11,209)	(1,948)

License and royalty revenues	$563	$8,584		$(907)	$17,414

Service revenues before the adoption of EITF 01-14	$6,002	$9,286	(2)	$10,830	$17,537	(2)
Impact of EITF 01-14	276	305		550	480

Service revenues	$6,278	$9,591		$11,380	$18,017

Total revenues	$6,841	$18,175		$10,473	$35,431

(1)
We have reduced the amounts originally presented in our quarterly report on Form 10-Q filed on January 14, 2002 by $736,000 to reflect the restatement of our financial statements. See Note 2.

(2)
We have reduced the amounts originally presented in our quarterly report on Form 10-Q filed on January 14, 2002 by $1.5 million to reflect the restatement of our financial statements. See Note 2.

        Cost of service revenues for the periods reported, including the effects of EITF 01-14 were as follows (in thousands):

	Three months ended November 30,			Six months ended November 30,
	2000	2001		2000	2001
		(As restated)			(As restated)
Cost of service revenues before the adoption of EITF 01-14	$6,100	$9,809	(1)	$11,433	$19,078	(1)
Impact of EITF 01-14	276	305		550	480

Cost of service revenues	$6,376	$10,114		$11,983	$19,558

(1)
We have increased the amounts originally presented in our quarterly report on Form 10-Q filed on January 14, 2002 by $68,000 to reflect the restatement of our financial statements. See Note 2.

        Amortization of warrants (included in operating expenses) for the periods reported including the effects of EITF 01-09 was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2000	2001	2000	2001
		(As restated)		(As restated)
Amortization of warrants before the adoption of EITF 01-09	$5,721	$5,721	$11,767	$11,441
Impact of EITF 01-09	(5,163)	(939)	(11,209)	(1,948)

Amortization of warrants	$558	$4,782	$558	$9,493

        Certain reclassifications have been made to previously reported amounts in the condensed consolidated financial statements in order to conform to current period presentations.

Note 2. Restatement of Liberate's Financial Statements for the Period Ended November 30, 2001

        On October 15, 2002, we announced that we would restate our financial results for our fourth quarter and fiscal year ended May 31, 2002 and delay the filing of our quarterly report on Form 10-Q for the quarter ended August 31, 2002. We made this determination after discovering facts calling into question the appropriateness and timing of revenue recognition for a single-transaction license fee of approximately $1.8 million. Our audit committee, which is composed of independent outside directors, retained independent counsel to review the revenue reported during our fiscal year ended May 31, 2002. On November 21, 2002, we announced that we had discovered facts that called into question the appropriateness and timing of revenue recognition for various transactions (including the originally identified transaction) that accounted for a total of approximately $10 million in revenue during our 2002 fiscal year and the first quarter of our 2003 fiscal year. Our audit committee and its independent advisors concluded that our historical financial statements had overstated our revenues by $9.9 million for fiscal 2002. While our audit committee's investigation was pending, we were not able to file our quarterly reports on Form 10-Q, and as a result, our stock was delisted from the Nasdaq National Market in January 2003 and currently trades through the Pink Sheets system.

        As a result of our audit committee's investigation, we are restating our financial statements as of, and for the fiscal year ended, May 31, 2002. We are also restating our financial statements as of, and for the quarters ended November 30, 2001, February 28, 2002, and May 31, 2002. We are including the restated results for the quarter ended November 30, 2001 in this report and we are filing an amended quarterly report on Form 10-Q/A for the quarter ended February 28, 2002 and an Annual Report on

Form 10-K/A for the year ended May 31, 2002. We are also revising the preliminary results and financial statements for the quarter ended August 31, 2002 that we disclosed in a press release dated September 26, 2002 and including those revised results in a quarterly report on Form 10-Q for the quarter ended August 31, 2002.

        For detailed information regarding the full effects of the restatement of Liberate's financial statements and for a discussion of subsequent events, please see our amended Annual Report on Form 10-K/A for the fiscal year ended May 31, 2002 the quarterly reports on Form 10-Q for the quarters ended August 31, 2002, November 30, 2002, and February 28, 2003 and our Annual Report on Form 10-K for the fiscal year ended May 31, 2003, which are being filed concurrently with this Amendment No. 1.

        Additionally, in June 2001, we granted three officers options to purchase 810,000 shares of common stock with an exercise price of $8.47 per share, which was the common stock closing price on the grant date. In December 2001, we cancelled a like number of options for these officers. The cancelled options had originally been granted at the commencement of each officer's employment, and one option grant had an exercise price of $17.88 per share and the other two option grants had exercise prices of $32.44 per share. As a result of the cancellations, we are treating the June 2001 stock options as repriced grants and we are using variable stock option accounting. Based on the November 30, 2001 common stock price of $9.15, we recorded $207,000 in stock-based compensation expense and recorded deferred stock-based compensation of $344,000 as of November 30, 2001.

        We have restated our condensed consolidated financial statements as of, and for the period ended November 30, 2001 to reflect the adjustments made as a result of the investigation and cancellations of stock grants, as indicated in the following tables. The adjustments to our unaudited condensed consolidated balance sheet data are summarized below (in thousands):

	November 30, 2001
	As reported in Form 10-Q	Restatement adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$138,005	$—	$138,005
Short-term investments	97,813	—	97,813
Accounts receivable, net	9,827	(1,275)	8,552
Receivable from affiliate, net	174	—	174
Prepaid expenses and other current assets	6,575	—	6,575

Total current assets	252,394	(1,275)	251,119
Property and equipment, net	16,559	—	16,559
Purchased intangibles, net	321,802	—	321,802
Restricted cash	9,191	(1)	9,190
Long-term investments	205,207	—	205,207
Warrants	26,961	1	26,962
Notes receivable from officers	1,579	—	1,579
Other	558	—	558

Total assets	$834,251	$(1,275)	$832,976

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,536	$—	$2,536
Accrued liabilities	14,776	(1)	14,775
Accrued payroll and related expenses	6,133	—	6,133
Current portion of capital lease obligations	605	—	605
Deferred revenues	39,206	958	40,164

Total current liabilities	63,256	957	64,213
Capital lease obligations, net of current portion	67	—	67
Other long-term liabilities	6,060	—	6,060

Total liabilities	69,383	957	70,340

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	1,061	—	1,061
Contributed and paid-in capital	1,432,762	552	1,433,314
Warrants	59,897	—	59,897
Deferred stock compensation	(2,093)	(344)	(2,437)
Accumulated other comprehensive income	666	—	666
Accumulated deficit	(727,425)	(2,440)	(729,865)

Total stockholders' equity	764,868	(2,232)	762,636

Total liabilities and stockholders' equity	$834,251	$(1,275)	$832,976

        The adjustments to our unaudited condensed consolidated statement of operations and comprehensive loss data are summarized below (in thousands, except basic and diluted net loss per share):

	Three months ended November 30, 2001
	As reported in Form 10-Q	As reclassified(1)	Restatement adjustments	As restated
License and royalty revenue	$10,259	$9,320	$(736)	$8,584
Service revenue	10,772	11,088	(1,497)	9,591
Total revenues	21,031	20,408	(2,233)	18,175
Cost of service revenue	9,730	10,046	68	10,114
Total cost of revenues	10,280	10,596	68	10,664
Gross margin	10,751	9,812	(2,301)	7,511
Amortization of warrants	5,721	4,782	—	4,782
Total operating expenses	126,610	125,672	138	125,810
Loss from operations	(115,859)	(115,860)	(2,439)	(118,299)
Other expense, net	(679)	(678)	(1)	(679)
Loss before income tax provision	(112,321)	(112,321)	(2,440)	(114,761)
Net loss	(112,507)	(112,507)	(2,440)	(114,947)
Comprehensive loss	$(112,272)	$(112,272)	$(2,440)	$(114,712)
Basic and diluted net loss per share	$(1.06)	$(1.06)	$(0.02)	$(1.09)
	Six months ended November 30, 2001
	As reported in Form 10-Q	As reclassified(1)	Restatement adjustments	As restated
License and royalty revenue	$20,098	$18,150	$(736)	$17,414
Service revenue	19,023	19,514	(1,497)	18,017
Total revenues	39,121	37,664	(2,233)	35,431
Cost of license and royalty revenue	1,027	1,028	—	1,028
Cost of service revenue	18,999	19,490	68	19,558
Total cost of revenues	20,026	20,518	68	20,586
Gross margin	19,095	17,146	(2,301)	14,845
Amortization of warrants	11,442	9,493	—	9,493
Excess facilities charges and related asset impairment	6,976	7,479	—	7,479
Total operating expenses	217,467	216,021	138	216,159
Loss from operations	(198,372)	(198,875)	(2,439)	(201,314)
Other expense, net	(1,294)	(791)	(1)	(792)
Loss before income tax provision	(190,099)	(190,099)	(2,440)	(192,539)
Net loss	(190,504)	(190,504)	(2,440)	(192,944)
Comprehensive loss	$(190,474)	$(190,474)	$(2,440)	$(192,914)
Basic and diluted net loss per share	$(1.81)	$(1.81)	$(0.02)	$(1.83)

(1)
We have reclassified these amounts in accordance with EITF 01-09 and 01-14. See Note 1.

        The adjustments to our unaudited condensed consolidated statement of cash flows data are summarized as follows (in thousands):

	Six months ended November 30, 2001
	As reported in Form 10-Q	Restatement adjustments	As restated
Net loss	$(190,504)	$(2,440)	$(192,944)
Non-cash compensation expense	858	206	1,064
Accounts receivable	1,166	1,275	2,441
Accrued liabilities	1,387	(1)	1,386
Decrease in deferred revenues	(15,010)	958	(14,052)
Net cash used in operating activities	(20,765)	(2)	(20,767)
Net cash provided by investing activities	27,289	—	27,289
Net cash provided by financing activities	4,462	2	4,464
Cash and cash equivalents, end of period	$138,005	$—	$138,005

Note 3. Segment Information

        Liberate operates solely in one segment—providing open standards software platforms for delivering enhanced content and services to television viewers around the world. As of November 30, 2000 and 2001, the Company's long-term assets were located primarily in the United States. The Company's revenues by region were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2000	2001	2000	2001
		(As restated)		(As restated)
Europe	$6,317	$10,435	$10,115	$19,370
North America	(816)	6,741	(2,320)	13,352
Asia	1,340	999	2,678	2,709

Consolidated	$6,841	$18,175	$10,473	$35,431

        Prior to the restatement of our financial results for the three months ended November 30, 2001, we reported Europe revenues of $10.8 million, North America revenues of $7.7 million, and Asia revenues of $2.5 million. Additionally, for the six months ended November 30, 2001, we reported Europe revenues of $19.5 million, North America revenues of $15.3 million, and Asia revenues of $4.3 million.

        International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the origin of the sales contract. For the three months ended November 30, 2000 and 2001, international revenues represented 64% and 66% of total revenues, respectively. For the six months ended November 30, 2000 and 2001, international revenues represented 50% and 66% of total revenues, respectively. Prior to the restatement of our financial results, international revenues were 66% of our total revenues for the three months ended November 30, 2001. We reported international revenues of 64% of our total revenues for the six months ended November 30, 2001.

        For the three months ended November 30, 2000 and 2001, European revenues included United-Kingdom-based revenues of $5.2 million and $6.1 million, respectively. For the six months ended November 30, 2000 and 2001, European revenues included United-Kingdom-based revenues of $8.6 million and $14.3 million, respectively. Prior to the restatement of our financial results for the three months ended November 30, 2001, we reported United-Kingdom-based revenues of $6.5 million.

Additionally, for the six months ended November 30, 2001, we reported United-Kingdom-based revenues of $14.6 million.

        For the three months ended November 30, 2000 and 2001, North American revenues included United-States-based revenues of $2.4 million and $6.2 million, respectively. For the six months ended November 30, 2000 and 2001, North American revenues included United-States-based revenues of $5.3 million and $12.2 million, respectively. Prior to the restatement of our financial results for the three months ended November 30, 2001, we reported United-States-based revenues of $7.1 million. Additionally, for the six months ended November 30, 2001, we reported United-States-based revenues of $14.0 million.

        For the three months ended November 30, 2000 and 2001, five customers and three customers, respectively, each accounted for 10% or more of the Company's total revenues. For the six months ended November 30, 2000 and 2001, five customers and two customers, respectively, each accounted for 10% or more of the Company's total revenues. The percentage of sales to significant customers was as follows:

	Three months ended November 30,		Six months ended November 30,
	2000	2001	2000	2001
		(As restated)		(As restated)
Customer A	35%	18%	34%	20%
Customer B	40%	12%	46%	19%
Customer C	*	14%	*	*
Customer D	16%	*	23%	*
Customer E	12%	*	11%	*
Customer F	10%	*	11%	*

*
Less than 10%

        The above presentation includes the effects of our adoption of EITF 01-09 as discussed in Note 1 and the restatement of our financial results as discussed in Note 2. For the periods ended November 30, 2000, certain customers generated negative revenues as a result of the warrant amortization reclassification. Consequently, the customer lists above for these periods sum to greater than 100%.

        Effective December 1, 2001, we adopted EITF 01-09, which required the reclassification of financial statement presentations for prior periods presented for comparative purposes. As a result of the reclassification of warrant amortization expense our total revenues decreased by 61% for the three months ended November 30, 2000 and decreased by 73% for the six months ended November 30, 2000. Most of this decrease was attributable to warrant amortization offsets to revenue related to two large customers. For the three and six months ended November 30, 2001 the reclassification of warrant amortization expense did not affect the determination of customers who accounted for 10% or more of total revenues.

        Prior to the restatement of our financial results, for the three months ended November 30, 2001, Customer A accounted for 18% of the Company's total revenues, Customer B accounted for 12% of the Company's total revenues, and Customer C accounted for 11% of the Company's total revenues. Additionally, for the six months ended November 30, 2001, Customer A accounted for 19% of the Company's total revenues and Customer B accounted for 17% of the Company's total revenues.

Note 4. Purchased Intangibles

        Liberate's purchased intangibles, comprised of goodwill and other purchased intangibles (patents, trademarks, existing technology, customer relationships, and assembled workforce), are being amortized on a straight-line basis over three years. The Company's net purchased intangibles are as follows (in thousands):

	May 31, 2001	November 30, 2001
		(As restated)
Goodwill, net	$426,481	$317,620
Other purchased intangibles, net	5,742	4,182

Purchased intangibles, net	$432,223	$321,802

        As of November 30, 2001 the Company believed the carrying value of its purchased intangibles was realizable. Management will continue to evaluate purchased intangibles, goodwill, and other long-lived assets for recoverability and impairment in accordance with SFAS 121. However, upon adoption of SFAS No. 142, "Goodwill and Other Intangibles," as of June 1, 2002, the Company will cease to amortize goodwill. For the three months ended November 30, 2000 and 2001, total amortization expense for goodwill and purchased intangibles was $55.3 million and $55.2 million, respectively, of which $54.5 million and $54.4 million related to goodwill. For the six months ended November 30, 2000 and 2001, total amortization expense for goodwill and purchased intangibles was $105.5 million and $110.4 million, respectively, of which $104.0 million and $108.9 million related to goodwill.

Note 5. Asset Impairment

  Excess Facilities Charges and Related Asset Impairment

        During the first quarter of fiscal 2002, Liberate recorded a charge of $7.5 million related to a change in estimated future income from previously sublet excess facilities. The charge represented the remaining lease commitment on the excess facilities, net of expected sublease income and $503,000 related to certain long-lived assets that the Company estimated would not generate future cash flows sufficient to cover their carrying amounts.

  Warrant-related Asset Impairment

        During the second quarter of fiscal 2002, Liberate recorded an impairment charge of $44.8 million in connection with a review of the carrying value of its warrant-related assets for impairment in accordance with SFAS 121. The charge of $44.8 million was recorded to reduce the carrying value of those warrant-related assets to a level equal to the expected future revenues.

Note 6. Commitments and Contingencies

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

Note 7. Offerings of Common Stock

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

        The fair market value of those warrants at the time they were earned, based on the Black-Scholes valuation model, was $117.2 million. As of November 30, 2001, accumulated amortization for those warrants was $45.4 million. Additionally, for the three months ended November 30, 2001, Liberate recorded an impairment charge of $44.8 million in connection with a review of the carrying value of its warrant-related assets for impairment in accordance with SFAS 121. See Note 5. If the remaining warrants are likely to be earned, Liberate may be required to record additional warrant-related assets and non-cash expenses.

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

        Since our incorporation, we have incurred net losses of $729.9 million. These losses include $359.3 million of amortization expense for purchased intangibles, $172.4 million of research and development expenditures, $82.5 million of write-offs of acquired in-process research and development related to our acquisitions, $45.4 million of amortization expense for warrants, and $44.8 million of warrant-related asset impairment expense.

Impact of Recent Accounting Pronouncements

        In November 2001, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached consensus on EITF No. 01-09, "Accounting for Consideration Given by a

Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 generally requires that consideration, including equity instruments given to a customer, be classified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. While we are required to adopt this new standard for our quarter ending May 31, 2002, we plan to adopt it for our quarter ending February 28, 2002. In accordance with the transition guidance in EITF 01-09, adoption will require the reclassification of our financial statements for prior periods presented for comparative purposes. Our reclassification of warrant amortization expense under EITF 01-09 will not affect our basic and diluted net loss per share, although reclassification will change the presentation of certain revenue and expense items contained within our financial statements.

Results of Operations

  Revenues

        We generate revenues by licensing our client and server products, applications, and tools, largely to network operators (primarily providers of television services) and consumer device manufacturers (primarily set-top box manufacturers). In addition, we generate revenues from consulting, maintenance, and other services provided in connection with those licenses. For the three months ended November 30, 2000 and 2001, total revenues increased from $6.8 million to $18.2 million. For the six months ended November 30, 2000 and 2001, total revenues increased from $10.5 million to $35.4 million. Our adoption of EITF 01-09 will materially affect our presentation of license and royalty revenues as well as total revenues in future quarters. See "Risk Factors—Our Adoption Of EITF 01-09 Will Reduce Our Revenues, But Will Not Affect Our Basic And Diluted Net Loss Per Share" and Note 1 of Notes to Condensed Consolidated Financial Statements.

        For the three months ended November 30, 2000 and 2001, international revenues represented 64% and 66%, respectively, of total revenues. For the six months ended November 30, 2000 and 2001, international revenues represented 50% and 66%, respectively, of total revenues.

        Deferred revenues, consisting primarily of payments received from customers for prepaid license and royalty fees for undelivered products or prepaid services, decreased from $54.2 million as of May 31, 2001 to $40.2 million as of November 30, 2001. A large portion of the decrease was from customers using these products and services. Additional reductions resulted from the termination and renegotiation of certain customers' rights to use one-time prepayments for unused products and services, partially related to legacy products.

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

        For the three months ended November 30, 2000 and 2001, license and royalty revenues increased $8.0 million from $563,000 to $8.6 million. These amounts represented 8% and 47% of total revenues for each of the respective periods. This increase was primarily due to the effect of warrant amortization expense offset to revenues of $5.1 million for the three months ended November 30, 2000 compared to $939,000 for the three months ended November 30, 2001. See Note 1 of Notes to Condensed Consolidated Financial Statements. Additionally, this increase was due to the revenue from the termination and renegotiation of certain customers' rights to use one-time prepayments for unused products partially related to legacy products. Upfront license fees also contributed to the increase in revenues for the three months ended November 30, 2001.

        For the six months ended November 30, 2000 and 2001, license and royalty revenues increased $18.3 million from ($907,000) to $17.4 million. These amounts represented an increase from (9)% to 49% of total revenues for the respective periods. This increase was primarily due to the effect of warrant amortization expense offset to revenues of $11.2 million for the six months ended November 30, 2000 compared to $1.9 million for the six months ended November 30, 2001. See Note 1 of Notes to Condensed Consolidated Financial Statements. Additionally, this increase was due to increased deployments to our customers' subscribers and the termination and renegotiation of certain customers' rights to use one-time prepayments for unused products partially related to legacy products. Upfront license fees also contributed to the increase in revenues for the six months ended November 30, 2001.

        During the three months ended November 30, 2001, Charter Communications ("Charter") announced that it had selected the Microsoft TV software platform to deploy interactive television services on advanced set-top boxes to one million of its customers over the next seven years. We renegotiated our contract with Charter regarding deployment of our software on its advanced set-top boxes.

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

        For the three months ended November 30, 2000 and 2001, service revenues increased from $6.3 million to $9.6 million. These amounts represented 92% and 53% of total revenues for each of the respective periods. For the six months ended November 30, 2000 and 2001, service revenues increased from $11.4 million to $18.0 million. These amounts represented a decrease from 109% to 51% of total revenues for the respective periods. These increases in absolute dollars were due in part to continued growth in our customer base, which resulted in an increase in integration, implementation, and support services provided to our customers. Additionally, the finalization of certain support contracts with customers who had recently deployed allowed us to recognize revenue for services that we had previously provided to those customers.

  Cost of Revenues

        For the three months ended November 30, 2000 and 2001, total cost of revenues increased from $7.0 million to $10.7 million. These amounts represented a decrease in cost of revenues as a percentage of total revenues from 103% to 59% for the respective periods. For the six months ended November 30, 2000 and 2001, total cost of revenues increased from $13.2 million to $20.6 million. These amounts represented a decrease in cost of revenues as a percentage of total revenues from 126% to 58% for the respective periods.

        License and Royalty.    Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. For the three months ended November 30, 2000 and 2001, cost of license and royalty revenues decreased from $650,000 to $550,000. For the three months ended November 30, 2000 and 2001, cost of license and royalty revenues decreased as a percentage of license and royalty revenues from 115% to 6% for the respective periods. For the six months ended November 30, 2000 and 2001, cost of license and royalty revenues decreased from $1.3 million to $1.0 million. For the six months ended November 30, 2000 and 2001, cost of license and royalty revenues decreased as a percentage of license and royalty revenues from (139)% to 6% for the respective periods. These decreases in absolute dollars were due to the renegotiation of a certain third-party software license in the second half of fiscal 2001. These decreases as a percentage of license and royalty revenues were a direct result of the increase in revenues in fiscal 2002, as compared to fiscal 2001, as less warrant amortization expense was offset to revenues, as discussed above.

        Service.    Cost of service revenues consists primarily of salary and other related costs for personnel and external contractors. For the three months ended November 30, 2000 and 2001, cost of service revenues increased from $6.4 million to $10.1 million. These amounts represented an increase in cost of service revenues as a percentage of service revenues from 102% to 105% for the respective periods. For the six months ended November 30, 2000 and 2001, cost of service revenues increased from $12.0 million to $19.6 million. These amounts represented an increase in cost of service revenues as a percentage of service revenues from 105% to 109% for the respective periods. These increases in absolute dollars reflected an increase in the number of both permanent employees and external contractors required to meet our customers' service needs.

  Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salary and other related costs for personnel and external contractors, as well as costs related to outsourced development projects necessary to support product development. For the three months ended November 30, 2000 and 2001, research and development expenses decreased 4% in absolute dollars from $11.4 million to $11.0 million. These amounts represented a decrease in research and development expenses as a percentage of total revenues from 167% to 60% for the respective periods. The decrease in absolute dollars for the three months ended November 30, 2001 was primarily due to decreased spending for external contractors and the temporary redeployment of research and development personnel to our service organization. For the six months ended November 30, 2000 and 2001, research and development expenses held constant at $23.5 million. These amounts represented a decrease in research and development expenses as a percentage of total revenues from 224% to 66% for the respective periods. These decreases as a percentage of total revenues were primarily attributable to increased revenues.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other employee-related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and facilities for regional offices. For the three months ended November 30, 2000 and 2001, sales and marketing expenses increased 11% in absolute dollars from $5.7 million to $6.3 million. These amounts represented a decrease in sales and marketing expense as a percentage of total revenues from 84% to 35% for the respective periods. The increase in absolute dollars for the three months ended November 30, 2001 was attributable to increased staffing and employee-related costs, partially offset by decreased spending for trade shows and public relations. For the six months ended November 30, 2000 and 2001, sales and marketing expenses increased 21% in absolute dollars from $10.7 million to $12.9 million. These amounts represented a decrease in sales and marketing expense as a percentage of total revenues from 103% to 37% for the respective periods. The increase in absolute dollars for the six months ended November 30, 2001 was attributable to increased staffing and employee-related costs and an increase in bad debt expense.

        General and Administrative.    General and administrative expenses consist primarily of salaries and other employee-related costs for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; as well as non-income-based taxes. For the three months ended November 30, 2000 and 2001, general and administrative expenses increased 16% in absolute dollars from $2.6 million $3.1 million. These amounts represented a decrease in general and administrative expenses as a percentage of total revenues from 39% to 17% for the respective periods. For the six months ended November 30, 2000 and 2001, general and administrative expenses increased 23% in absolute dollars from $5.2 million to $6.4 million. These amounts represented a decrease in general and administrative expenses as a percentage of total revenues from 50% to 18% for the respective periods. These increases in absolute dollars were primarily due to increases in employee-related costs and non-income-based taxes, partially offset by decreases in spending for professional services and external contractors.

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

        Warrant-Related Asset Impairment.    For the three months and six months ended November 30, 2001, we recorded warrant-related asset impairment expense of $44.8 million. This charge was recorded to reduce the carrying value of certain warrant-related assets to a level equal to associated expected future revenues. We did not record warrant-related asset impairment expense for the three months or six months ended November 30, 2000. We will continue to evaluate warrants for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of."

        Amortization of Warrants.    As of November 30, 2001, several network operators had earned warrants to purchase up to 2,336,660 shares of our common stock. The fair market value of those warrants at the time they were earned, based on the Black-Scholes pricing model, was $117.2 million. For the three months ended November 30, 2000 and 2001, warrant amortization expense was $558,000 and $4.8 million, respectively. For the six months ended November 30, 2000 and 2001, warrant amortization expense was $558,000 and $9.5 million, respectively. We expect warrant amortization expense to decrease from present levels due to the warrant-related asset impairment charge described above, which reduced the current carrying value of our warrant-related assets to $27.0 million. Additionally, warrant amortization expense will decrease as a result of the implementation of EITF 01-09 in the next fiscal period to the extent that warrant amortization expense is reclassified as an offset to respective revenues.

        Excess Facilities Charges and Related Asset Impairment.    For the six months ended November 30, 2001, we recorded an excess facilities charge of $7.5 million. Of that amount, $7.0 million related to a change in estimated future income from previously sublet excess facilities and $503,000 related to impairment of leasehold improvements. We did not record an excess facilities charge for the three months ended November 30, 2000 and 2001, or six months ended November 30, 2000. If current market conditions for the commercial real estate market worsen, we may be required to record additional charges.

        Amortization of Deferred Stock Compensation.    Deferred stock compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date. Deferred stock compensation for stock options granted to employees and others is amortized on a straight-line basis over the vesting period of such options. For the three months ended November 30, 2000 and 2001, amortization of deferred stock compensation expense was $476,000 and $630,000, respectively. For the six months ended November 30, 2000 and 2001, amortization of deferred stock compensation expense was $975,000 and $1.1 million, respectively. These increases were due to expense recorded for the cancellation and reissue of certain stock option grants to officers in December 2001. See Note 2 of Notes to Condensed Consolidated Financial Statements. This expense was partially offset by the decrease in amortization expense due to employee terminations.

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

  Other Expense, Net

        Other net expense consists of losses on disposals of fixed assets, the write-down of equity investments whose value had been permanently impaired, foreign currency exchange gains and losses, and other non-operating income and expenses. For the three months ended November 30, 2000 and 2001, net other expense increased 85% in absolute dollars from $369,000 to $679,000. The increase was attributable to foreign currency exchange gains and losses and losses on disposals of fixed assets. For the six months ended November 30, 2000 and 2001, net other expense increased 39% in absolute dollars from $569,000 to $792,000. The increase in net other expense was due to losses on disposals of fixed assets and foreign currency exchange gains and losses.

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

        For the six months ended November 30, 2001, net cash used in operating activities was $20.8 million. This amount was comprised of a net loss of $192.9 million (which included $173.5 million of non-cash adjustments to reconcile net cash to net cash used in operations) and $14.1 million of deferred revenues. These amounts were offset by $4.7 million of other long-term liabilities, $2.4 million of prepaid expenses and other current assets, $2.4 million of accounts receivable, and $1.4 million of accrued liabilities.

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

        For the six months ended November 30, 2001, net cash provided by financing activities of $4.4 million was primarily comprised of the proceeds from the issuance of common stock to employees,

directors, and external consultants through our stock option plan, and to employees in connection with purchases through our employee stock purchase plan.

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

        Through the Liberate Corporate Venture Fund, we have invested $15.9 million in our portfolio of companies. As of November 30, 2001, our net equity investments were valued at $10.6 million and included a write down of $5.3 million of equity investments that we determined had been permanently impaired in the fourth quarter of fiscal 2001. In June 2001, we committed to invest $2.0 million in China Broadband (H.K.) for reinvestment in China New Broadband Video and Communication, a Chinese joint venture that makes interactive television software. We made the first investment of $750,000 during the six months ended November 30, 2001.

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

If We Do Not Meet Our Announced Pro Forma Profitability Goal, Our Stock Price Could Decline.

        We have announced that we expect to achieve profitability on a pro forma basis in the first half of fiscal 2003. Our pro forma results will exclude special charges that include items such as the revenue offset from amortization expense for warrants in accordance with EITF 01-09; amortization expense for purchased intangibles, warrants, and deferred stock compensation; warrant-related impairment expense; and excess facilities charges and related asset-impairment expense. See "Risk Factors—Our Adoption Of EITF 01-09 Will Reduce Our Revenues, But Will Not Affect Our Basic And Diluted Net Loss Per Share" and Note 1 of Notes to Condensed Consolidated Financial Statements.

        Since our inception, we have not had a profitable quarter, on a pro forma basis or otherwise, and may never achieve or sustain profitability. For the six months ended November 30, 2000 and 2001, we incurred a net loss of $156.6 million and $192.9 million, respectively. We could continue to incur significant losses and negative cash flows in the near future, which would adversely affect our stock price, business, and financial condition.

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

Our Adoption Of EITF 01-09 Will Reduce Our Revenues, But Will Not Affect Our Basic And Diluted Net Loss Per Share.

        Recently issued accounting standards will affect how we account for the warrants we have issued to network operators. See "Risk Factors—We May Incur Net Losses Or Increased Net Losses If We Are Required To Record A Significant Accounting Expense Related To The Issuance Of Warrants". Emerging Issues Task Force 01-09 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. While we are required to adopt these new standards for our quarter ending May 31, 2002, we plan to adopt them for our quarter ending February 28, 2002. In accordance with the transition guidance in EITF 01-09, adoption will require the reclassification of financial statements for prior periods presented for comparative purposes. Our reclassification of warrant amortization expense under EITF 01-09 will not affect our basic and diluted net loss per share, although reclassification will change the presentation of certain revenue and expense items contained within our financial statements.

        We are still assessing the impact EITF 01-09 and the accompanying interpretive guidance will have on our financial position, results of operations, and cash flows. We anticipate that reclassification of warrant amortization expense for then-prior periods could be in the range of approximately $10 million to $25 million, and reclassification for then-present and future periods could be in the range of $27 million to $37 million over the next three to four years. These estimates are based on current warrant-related asset balances, estimated future Black-Scholes warrant valuations, and estimated future revenues, and could fluctuate based on our stock price and receipt of revenue from any individual customer.

        While these accounting changes will not affect our basic and diluted net loss per share, to the extent that analysts or investors value us on the basis of our revenues, our stock price could decline.

We May Incur Net Losses Or Increased Net Losses If We Are Required To Record A Significant Accounting Expense Related To The Issuance Or Impairment Of Warrants.

        In fiscal 1999, we entered into agreements with several network operators to issue warrants to purchase up to 4,599,992 shares of our common stock. The warrants can be earned and exercised if those network operators satisfy certain milestones within specific time frames. The fair market value of those warrants is estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it becomes probable that they will be earned. Pursuant to the requirements of Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than

Employees for Acquiring, or in Conjunction with Selling, Goods or Services," those warrants will continue to be revalued in situations where they are granted prior to the completion of a performance commitment. See also the discussion of EITF 01-09 in Note 1 of Notes to Condensed Consolidated Financial Statements, "Recent Accounting Pronouncements" for an explanation of how we will classify warrants in our financial statements.

        As of November 30, 2001, several network operators had earned warrants to purchase up to 2,336,660 shares of our common stock. Of those warrants earned, warrants to purchase 552,774 shares had been exercised, and warrants to purchase 163,890 shares had been retired to cover the purchase price of those exercises. As of November 30, 2001, warrants to purchase 2,163,332 shares of our common stock were available to be earned in the future, and 100,000 unearned warrants had expired. The fair market value of those warrants at the time they were earned, based on the Black-Scholes valuation model, was $117.2 million. As of November 30, 2001, accumulated amortization for those warrants was $45.4 million. Additionally, in November 2001, we recorded a charge of $44.8 million in connection with a review of the carrying value of the warrant-related assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of". See Note 5 of Notes to Condensed Consolidated Financial Statements, "Excess Facilities Charge and Related Asset Impairment."

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

We Have Relied And Expect To Continue To Rely On A Limited Number Of Customers For A Significant Portion Of Our Revenues.

        We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of customers. For the six months ended November 30, 2000, our two largest customers accounted for 80% of our total revenues, with NTL and Telewest each accounting for more than 10% of total revenues. For the six months ended November 30, 2001, our two largest customers accounted for 39% of our total revenues, with Telewest and NTL each accounting for more than 10% of total revenues. We expect that we will continue to depend upon a limited number of customers for a significant portion of our revenues in future periods, although the specific customers may vary from period to period. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases fewer of our products or services, defers or cancels orders, meets its payment obligations, or terminates its relationship with us, our revenues could decline significantly.

International Revenues Account For A Significant Portion Of Our Revenues; Accordingly, If We Are Unable To Expand Or Hedge Our International Operations In A Timely Manner, Our Financial Results Will Be Harmed.

        For the six months ended November 30, 2000 and 2001, international revenues represented 50% and 66% of our total revenues, respectively. Revenues by region are as follows (in thousands):

	Six months ended November 30,
	2000	2001
		(As restated)
Europe	$10,115	$19,370
North America	(2,320)	13,352
Asia	2,678	2,709

Total revenues	$10,473	$35,431

        International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the origin of the sales contract. For the six months ended November 30, 2000 and 2001, European revenues included United-Kingdom-based revenues of $8.6 million and $14.3 million, respectively. In addition, for the six months ended November 30, 2000 and 2001, North American revenues included United-States-based revenues of $5.3 million and $12.2 million, respectively. See Note 3 of Notes to Condensed Consolidated Financial Statements.

        We expect to derive a significant portion of our revenues for the foreseeable future from sources outside the United States, especially as we increase our sales and marketing activities with respect to international licenses. Accordingly, our success will depend, in part, upon international economic, political, legal, and regulatory conditions and our ability to manage international sales and marketing operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel, and increase our foreign direct and indirect sales forces. This expansion will require significant management attention and resources, which could divert attention from other aspects of our business. Failing to expand our international operations in a timely manner would limit the growth of our international revenues. See Note 3 of Notes to Condensed Consolidated Financial Statements.

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

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.	Exhibit
3.1	Amended and Restated Bylaws of Liberate (incorporated by reference to similarly numbered exhibit to Form 10-Q filed by Registrant on January 14, 2002).
10.5	1999 Equity Incentive Plan, as amended to date (incorporated by reference to similarly numbered exhibit to Form 10-Q filed by Registrant on January 14, 2002).
10.6	1999 Employee Stock Purchase Plan, as amended to date (incorporated by reference to similarly numbered exhibit to Form 10-Q filed by Registrant on January 14, 2002).
31.1	Certification of David Lockwood pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Gregory S. Wood pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certification.

(b)    Reports on Form 8-K

        None.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberate Technologies
Date: September 16, 2003	By:	/s/ DAVID LOCKWOOD David Lockwood Chief Executive Officer
Date: September 16, 2003		/s/ GREGORY S. WOOD Gregory S. Wood Executive Vice-President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit
3.1	Amended and Restated Bylaws of Liberate (incorporated by reference to similarly numbered exhibit to Form 10-Q filed by registrant on January 14, 2002).
10.5	1999 Equity Incentive Plan, as amended to date (incorporated by reference to similarly numbered exhibit to Form 10-Q filed by registrant on January 14, 2002).
10.6	1999 Employee Stock Purchase Plan, as amended to date (incorporated by reference to similarly numbered exhibit to Form 10-Q filed by registrant on January 14, 2002).
31.1	Certification of David Lockwood pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Gregory S. Wood pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certification.

QuickLinks

EXPLANATORY NOTE
LIBERATE TECHNOLOGIES FORM 10-Q/A, Amendment No. 1 For The Quarter Ended November 30, 2001
TABLE OF CONTENTS
  Part I. Financial Information
  Item 1. Financial Statements, as Restated
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
Exhibit Index