Form 10-Q/A
period 2002-02-28
LIBERATE TECHNOLOGIES
filed 2003-09-16
CIK 1085776

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

EXPLANATORY NOTE

        Liberate Technologies is filing this amended quarterly report on Form 10-Q/A for the quarterly period ended February 28, 2002 in order to amend and restate the items described below, which were originally presented in Liberate's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on April 12, 2002. This Amendment No. 1 amends the following items of the original report on Form 10-Q:

  •
  We are amending Part I, Item 1, "Financial Statements," to reflect the restatement of Liberate's unaudited Condensed Consolidated Financial Statements, as of February 28, 2002, and for the three-month and nine-month periods then ended;

  •
  We are amending Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," to take into account the effects of the restatement; and

  •
  We are amending Part II, Item 6, "Exhibits and Reports on Form 8-K," to include the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

        In order to preserve the nature and character of the disclosures set forth in the items as originally filed, this Amendment No. 1 does not reflect other events that occurred after the filing of our original report on Form 10-Q on April 12, 2002, or modify or update the disclosures presented in the original report, except for the amendments described above.

        For current disclosures, more information regarding the restatement of our financial statements and related litigation and investigations, and a discussion of subsequent events and anticipated trends please see our amended Annual Report on Form 10-K/A for the fiscal year ended May 31, 2002 our quarterly reports on Form 10-Q for the quarters ended August 31, 2002, November 30, 2002, and February 28, 2003 and our Annual Report on Form 10-K for the fiscal year ended May 31, 2003, which we are filing concurrently with this Amendment No. 1.

LIBERATE TECHNOLOGIES
FORM 10-Q/A, Amendment No. 1
For The Quarter Ended February 28, 2002

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of May 31, 2001 and February 28, 2002 (As restated)	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended February 28, 2001 and 2002 (As restated)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2001 and 2002 (As restated)	3
	Notes to Condensed Consolidated Financial Statements (As restated)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (As restated)	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 2.	Changes in Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Submission of Matters to a Vote of Security Holders	51
Item 5.	Other Information	51
Item 6.	Exhibits and Reports on Form 8-K	51
SIGNATURES		52

Part I. Financial Information

Item 1. Financial Statements, as Restated

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
Unaudited

	May 31, 2001	February 28, 2002
		(As restated)
Assets
Current assets:
Cash and cash equivalents	$126,989	$157,376
Short-term investments	149,161	75,197
Accounts receivable, net	11,055	13,667
Receivable from affiliate, net	174	174
Prepaid expenses and other current assets	8,955	6,927

Total current assets	296,334	253,341
Property and equipment, net	19,085	14,922
Purchased intangibles, net	432,223	266,092
Restricted cash	8,788	9,188
Long-term investments	184,757	190,682
Warrants	83,243	24,876
Notes receivable from officers	1,534	1,596
Other	511	781

Total assets	$1,026,475	$761,478

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,699	$3,245
Accrued liabilities	13,389	16,061
Accrued payroll and related expenses	5,083	6,132
Accrued restructuring costs	—	1,594
Current portion of capital lease obligations	672	471
Deferred revenues	54,216	30,727

Total current liabilities	75,059	58,230
Capital lease obligations, net of current portion	389	19
Excess facilities and asset impairment charge, net of current portion	—	3,826
Other long-term liabilities	1,345	1,749

Total liabilities	76,793	63,824

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	1,047	1,067
Contributed and paid-in capital	1,428,110	1,434,657
Warrants	59,897	60,157
Deferred stock compensation	(3,087)	(1,592)
Accumulated other comprehensive income	636	815
Accumulated deficit	(536,921)	(797,450)

Total stockholders' equity	949,682	697,654

Total liabilities and stockholders' equity	$1,026,475	$761,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share data)
Unaudited

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Revenues:
License and royalty	$7,669	$10,747	$6,762	$28,161
Service	6,299	11,190	17,679	29,207

Total revenues	13,968	21,937	24,441	57,368

Cost of revenues:
License and royalty	499	657	1,760	1,685
Service	8,171	10,481	20,154	30,039

Total cost of revenues	8,670	11,138	21,914	31,724

Gross margin	5,298	10,799	2,527	25,644

Operating expenses:
Research and development	14,758	11,093	38,268	34,565
Sales and marketing	5,816	6,689	16,557	19,638
General and administrative	2,932	3,087	8,151	9,528
Amortization of purchased intangibles	55,289	55,210	160,838	165,631
Warrant-related asset impairment	—	—	—	44,840
Amortization of warrants	4,782	1,407	5,340	10,900
Excess facilities charges and related asset impairment	—	—	—	7,479
Restructuring costs	—	3,075	—	3,075
Amortization of deferred stock compensation	464	205	1,439	1,269
Acquired in-process research and development	—	—	22,425	—

Total operating expenses	84,041	80,766	253,018	296,925

Loss from operations	(78,743)	(69,967)	(250,491)	(271,281)
Interest income	7,898	3,453	23,846	13,020
Other income (expense), net	454	(768)	(115)	(1,560)

Loss before income tax provision	(70,391)	(67,282)	(226,760)	(259,821)
Income tax provision	—	303	204	708

Net loss	(70,391)	(67,585)	(226,964)	(260,529)
Foreign currency translation adjustment	(48)	149	344	179

Comprehensive loss	$(70,439)	$(67,436)	$(226,620)	$(260,350)

Basic and diluted net loss per share	$(0.68)	$(0.63)	$(2.23)	$(2.46)

Shares used in computing basic and diluted net loss per share	103,887	106,539	101,780	105,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Nine months ended February 28,
	2001	2002
		(As restated)
Cash flows from operating activities:
Net loss	$(226,964)	$(260,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased intangibles	160,838	165,631
Warrant-related asset impairment	—	44,840
Amortization of warrants	17,488	13,787
Depreciation and amortization	3,805	5,561
Non-cash restructuring costs	—	1,409
Non-cash compensation expense	1,439	1,269
Loss on disposal of property and equipment	329	1,066
Long-lived asset impairment charge	—	503
Provision for doubtful accounts	144	62
Write-off of acquired in-process research and development	22,425	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(8,826)	(2,674)
Decrease in receivable from affiliate, net	140	—
(Increase) decrease in prepaid expenses and other current assets	(2,300)	2,027
Increase in notes receivable from officers and other assets	(655)	(332)
Increase in accounts payable	705	1,546
Increase (decrease) in accrued liabilities	(5,220)	4,060
Increase in accrued payroll and related expenses	562	1,049
Decrease in deferred revenues	(11,520)	(23,489)
Increase in other long-term liabilities	535	4,230

Net cash used in operating activities	(47,075)	(39,984)

Cash flows from investing activities:
Proceeds from maturities of investments	318,365	350,284
Purchase of investments	(345,150)	(281,175)
Purchases of property and equipment	(7,409)	(3,582)
Issuance of note receivable	(7,000)	—
Purchase of equity investments	(3,000)	(1,070)
Increase in restricted cash	—	(400)
Cash acquired in MoreCom acquisition	1,500	—

Net cash provided by (used in) investing activities	(42,694)	64,057

Cash flows from financing activities:
Proceeds from issuance of common stock, net	5,726	6,706
Principal payments on capital lease obligations	(498)	(571)
Proceeds from private placement, net	100,000	—

Net cash provided by financing activities	105,228	6,135

Effect of exchange rate changes on cash	344	179

Net increase in cash and cash equivalents	15,803	30,387
Cash and cash equivalents, beginning of period	132,962	126,989

Cash and cash equivalents, end of period	$148,765	$157,376

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

Recent Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets" ("SFAS 144"). SFAS 144 supersedes the accounting and reporting provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" ("SFAS 121"), and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Liberate will adopt SFAS 144 for the fiscal year beginning June 1, 2002. Liberate currently evaluates long-lived assets for impairment in accordance with SFAS 121.

Effects of Recent Accounting Pronouncements

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

  Reclassifications

        Effective December 1, 2001, we adopted EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." EITF 01-09 generally requires that consideration, including the amortization of warrants issued to a customer, should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized from that customer. In accordance with the transition guidance in EITF 01-09, adoption required the reclassification of financial statement presentations for prior periods presented for comparative purposes. Adopting EITF 01-09 did not affect our basic and diluted net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements by reducing revenues and expenses by corresponding amounts.

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

        Total revenues for the periods reported, including the effects of EITF 01-09 and 01-14, were as follows (in thousands):

	Three months ended February 28,			Nine months ended February 28,
	2001	2002		2001	2002
		(As restated)			(As restated)
License and royalty revenues before the adoption of EITF 01-09	$8,608	$11,686	(1)	$18,910	$31,048	(3)
Impact of EITF 01-09	(939)	(939)		(12,148)	(2,887)

License and royalty revenues	$7,669	$10,747	(1)	$6,762	$28,161	(3)

Service revenues before the adoption of EITF 01-14	$5,831	$10,742	(2)	$16,661	$28,280	(4)
Impact of EITF 01-14	468	448		1,018	927

Service revenues	$6,299	$11,190	(2)	$17,679	$29,207	(4)

Total revenues	$13,968	$21,937		$24,441	$57,368

(1)
We have increased the amount originally presented in our quarterly report on Form 10-Q filed on April 12, 2002 by $72,000 to reflect the restatement of our financial statements. See Note 2.

(2)
We have reduced the amounts originally presented in our quarterly report on Form 10-Q filed on April 12, 2002 by $1.8 million to reflect the restatement of our financial statements. See Note 2.

(3)
We have reduced the amounts originally presented in our quarterly report on Form 10-Q filed on April 12, 2002 by $664,000 to reflect the restatement of our financial statements. See Note 2.

(4)
We have reduced the amounts originally presented in our quarterly report on Form 10-Q filed on April 12, 2002 by $3.3 million to reflect the restatement of our financial statements. See Note 2.

        Cost of service revenues for the periods reported, including the effects of EITF 01-14 were as follows (in thousands):

	Three months ended February 28,			Nine months ended February 28,
	2001	2002		2001	2002
		(As restated)			(As restated)
Cost of service revenues before the adoption of EITF 01-14	$7,703	$10,033	(1)	$19,136	$29,112	(2)
Impact of EITF 01-14	468	448		1,018	927

Cost of service revenues	$8,171	$10,481	(1)	$20,154	$30,039	(2)

(1)
We have increased the amounts originally presented in our quarterly report on Form 10-Q filed on April 12, 2002 by $126,000 to reflect the restatement of our financial statements. See Note 2.

(2)
We have increased the amounts originally presented in our quarterly report on Form 10-Q filed on April 12, 2002 by $194,000 to reflect the restatement of our financial statements. See Note 2.

        Amortization of warrants (included in operating expenses) for the periods reported including the effects of EITF 01-09 was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Amortization of warrants before the adoption of EITF 01-09	$5,721	$2,346	$17,488	$13,787
Impact of EITF 01-09	(939)	(939)	(12,148)	(2,887)

Amortization of warrants	$4,782	$1,407	$5,340	$10,900

        Certain reclassifications have been made to previously reported amounts in the condensed consolidated financial statements in order to conform to current period presentations.

2. Restatement of Financial Results for the Period Ended February 28, 2002

        On October 15, 2002, we announced that we would restate our financial results for our fourth quarter and fiscal year ended May 31, 2002, and delay the filing of our quarterly report on Form 10-Q for the quarter ended August 31, 2002. We made this determination after discovering facts calling into question the appropriateness and timing of revenue recognition for a single-transaction license fee of approximately $1.8 million. Our audit committee, which is composed of independent outside directors, retained independent counsel to review the revenue reported during our fiscal year ended May 31, 2002. On November 21, 2002, we announced that we had discovered facts that called into question the appropriateness and timing of revenue recognition for various transactions (including the originally identified transaction) that accounted for a total of approximately $10 million in revenue during our 2002 fiscal year and the first quarter of our 2003 fiscal year. Our audit committee and its independent advisors concluded that our historical financial statements had overstated our revenues by $9.9 million for fiscal 2002. While our audit committee's investigation was pending, we were not able to file our quarterly reports on Form 10-Q, and as a result, our stock was delisted from the Nasdaq National Market in January 2003 and currently trades through the Pink Sheets system.

        As a result of our audit committee's investigation, we are restating our financial statements as of, and for the fiscal year ended May 31, 2002. We are also restating our financial statements as of, and for the quarters ended November 30, 2001, February 28, 2002, and May 31, 2002. We are including the restated results for the quarter ended February 28, 2002 in this report on Form 10-Q/A and we are filing an amended Annual Report on Form 10-K/A for the year ended May 31, 2002. We are also revising the preliminary results and financial statements for the quarter ended August 31, 2002 that we disclosed in a press release dated September 26, 2002 and including those revised results in a quarterly report on Form 10-Q for the quarter ended August 31, 2002.

        For detailed information regarding the full effects of the restatement of Liberate's financial statements and for a discussion of subsequent events, please see our amended Annual Report on Form 10-K/A for the fiscal year ended May 31, 2002, the quarterly reports on Form 10-Q for the quarters ended August 31, 2002, November 30, 2002, and February 28, 2003 and our Annual Report on Form 10-K for the fiscal year ended May 31, 2003, which are being filed concurrently with this Amendment No. 1.

        Additionally, in June 2001, we granted three officers options to purchase 810,000 shares of common stock with an exercise price of $8.47 per share, which was the common stock closing price on the grant date. In December 2001, we cancelled a like number of options for these officers. The cancelled options had originally been granted at the commencement of each officer's employment, and one option grant had an exercise price of $17.88 per share and the other two option grants had exercise prices of $32.44 per share. As a result of the cancellations, we are treating the June 2001 stock options as repriced grants and we are applying variable stock option accounting. Based on the February 28, 2002 common stock price of $7.41, we reversed $207,000 in stock-based compensation expense recorded in the second quarter of fiscal 2002 and reversed $344,000 of deferred stock-based compensation as of February 28, 2002.

        We have restated our condensed consolidated financial statements as of, and for the period ended February 28, 2002 to reflect adjustments made as a result of the investigation, as indicated in the following tables. The adjustments to our unaudited condensed consolidated balance sheet data are summarized below (in thousands):

	February 28, 2002
	As reported in Form 10-Q	Restatement adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$157,376	$—	$157,376
Short-term investments	75,197	—	75,197
Accounts receivable, net	15,069	(1,402)	13,667
Receivable from affiliate, net	174	—	174
Prepaid expenses and other current assets	6,927	—	6,927

Total current assets	254,743	(1,402)	253,341
Property and equipment, net	14,922	—	14,922
Purchased intangibles, net	266,092	—	266,092
Restricted cash	9,188	—	9,188
Long-term investments	190,682	—	190,682
Warrants	24,876	—	24,876
Notes receivable from officers	1,596	—	1,596
Other	781	—	781

Total assets	$762,880	$(1,402)	$761,478

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,245	$—	$3,245
Accrued liabilities	16,060	1	16,061
Accrued payroll and related expenses	6,132	—	6,132
Accrued restructuring costs	1,594	—	1,594
Current portion of capital lease obligations	471	—	471
Deferred revenues	28,152	2,575	30,727

Total current liabilities	55,654	2,576	58,230
Capital lease obligations, net of current portion	19	—	19
Excess facilities expenses and asset impairment charge, net of current portion	3,825	1	3,826
Other long-term liabilities	1,749	—	1,749

Total liabilities	61,247	2,577	63,824

Stockholders' equity:
Common stock	1,067	—	1,067
Contributed and paid-in capital	1,434,658	(1)	1,434,657
Warrants	60,157	—	60,157
Deferred stock compensation	(1,592)	—	(1,592)
Accumulated other comprehensive income	815	—	815
Accumulated deficit	(793,472)	(3,978)	(797,450)

Total stockholders' equity	701,633	(3,979)	697,654

Total liabilities and stockholders' equity	$762,880	$(1,402)	$761,478

        The adjustments to our unaudited condensed consolidated statement of operations and comprehensive loss data are summarized below (in thousands, except basic and diluted net loss per share):

	Three months ended February 28, 2002
	As reported in Form 10-Q	Restatement adjustments	As restated
License and royalty revenue	$10,675	$72	$10,747
Service revenue	13,008	(1,818)	11,190
Total revenues	23,683	(1,746)	21,937
Total cost of revenues	11,012	126	11,138
Gross margin	12,671	(1,872)	10,799
Research and development	11,219	(126)	11,093
Amortization of deferred stock compensation	412	(207)	205
Total operating expenses	81,099	(333)	80,766
Loss from operations	(68,428)	(1,539)	(69,967)
Other expense, net	(769)	1	(768)
Loss before income tax provision	(65,744)	(1,538)	(67,282)
Net loss	(66,047)	(1,538)	(67,585)
Comprehensive loss	$(65,898)	$(1,538)	$(67,436)
Basic and diluted net loss per share	$(0.62)	$(0.01)	$(0.63)

	Nine months ended February 28, 2002
	As reported in Form 10-Q	Restatement Adjustments	As restated
License and royalty revenue	$28,825	$(664)	$28,161
Service revenue	32,522	(3,315)	29,207
Total revenues	61,347	(3,979)	57,368
Service cost of revenues	29,845	194	30,039
Total cost of revenues	31,530	194	31,724
Gross margin	29,817	(4,173)	25,644
Research and development	34,760	(195)	34,565
Total operating expenses	297,120	(195)	296,925
Loss from operations	(267,303)	(3,978)	(271,281)
Loss before income tax provision	(255,843)	(3,978)	(259,821)
Net loss	(256,551)	(3,978)	(260,529)
Comprehensive loss	$(256,372)	$(3,978)	$(260,350)
Basic and diluted net loss per share	$(2.43)	$(0.03)	$(2.46)

        The adjustments to our unaudited condensed consolidated statement of cash flows data are summarized as follows (in thousands):

	Nine months ended February 28, 2002
	As reported in Form 10-Q	Restatement adjustments	As restated
Net loss	$(256,551)	$(3,978)	$(260,529)
Provision for doubtful accounts	61	1	62
Increase in accounts receivable	(4,075)	1,401	(2,674)
Increase in accrued liabilities	4,059	1	4,060
Decrease in deferred revenues	(26,064)	2,575	(23,489)
Cash and cash equivalents, end of year	$157,376	$—	$157,376

3. Segment Information

        Liberate operates solely in one segment—providing open-standards software platforms for delivering enhanced content and digital services to television viewers around the world. As of February 28, 2001 and 2002, Liberate's long-term assets were located primarily in the United States. Liberate's revenues by region were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Europe	$9,187	$10,227	$19,302	$29,596
North America	4,413	10,502	2,094	23,854
Asia	368	1,208	3,045	3,918

Total revenues	$13,968	$21,937	$24,441	$57,368

        Prior to the restatement of our financial results for the three months ended February 28, 2002, we reported Europe revenues of $10.3 million, North America revenues of $11.3 million, and Asia revenues of $2.1 million. Additionally, for the nine months ended February 28, 2002, we reported Europe revenues of $30.0 million, North America revenues of $24.6 million, and Asia revenues of $6.7 million.

        European revenues were primarily comprised of U.K.-based revenues and North American revenues were primarily comprised of U.S.-based revenues, as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
U.K.-based revenues	$7,368	$7,710	$15,991	$21,994

U.S.-based revenues	$3,297	$7,332	$8,575	$19,491

        Prior to the restatement of our financial results for the three months ended February 28, 2002, we reported U.K.-based revenues of $7.7 million and U.S.-based revenues of $8.1 million. Additionally, for the nine months ended February 28, 2002, we reported U.K.-based revenues of $22.5 million and U.S.-based revenues of $20.3 million.

        International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the origin of the sales contract. International and domestic revenues as a percentage of total revenues were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
International revenues	76%	67%	65%	66%
Domestic revenues	24%	33%	35%	34%

Total revenues	100%	100%	100%	100%

        Prior to the restatement of our financial results, international revenues were 66% of our total revenues for the three months ended February 28, 2002, and 67% of our total revenues for the nine months ended February 28, 2002.

        For Q3 fiscal 2001 and 2002, two customers each accounted for 10% or more of Liberate's total revenues. For the first nine months of fiscal 2001 and 2002, three customers and two customers, respectively, each accounted for 10% or more of Liberate's total revenues. The percentage of sales to significant customers was as follows:

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Customer A	29%	16%	31%	19%
Customer B	24%	16%	33%	18%
Customer C	*	*	13%	*

*
Less than 10%

        The above presentation of the list of customers that account for 10% or more of the Company's total revenues includes the effects of our adoption of EITF 01-09 as discussed in Note 1 and the restatement of our financial results as discussed in Note 2.

        Prior to the restatement of our financial results, Customer A and Customer B each accounted for 15% of the Company's total revenues for the three months ended February 28, 2002, and Customer A accounted for 18% of the Company's total revenues and Customer B accounted for 16% of the Company's total revenues for the nine months ended February 28, 2002.

4. Purchased Intangibles

        Liberate is amortizing purchased intangibles, comprised of goodwill and other purchased intangibles (patents, trademarks, existing technology, customer relationships, and assembled workforce),

on a straight-line basis over three years. Liberate's net purchased intangibles were as follows (in thousands):

	May 31, 2001	February 28, 2002
		(As restated)
Goodwill	$426,481	$263,190
Existing products and technology	2,793	1,618
Assembled workforce	2,000	698
Customers	717	453
Trademarks	232	133

Purchased intangibles, net	$432,223	$266,092

        In February 2002, Liberate announced the consolidation of its research and development activities into its development centers located in Canada and California. See Note 8. As part of the restructuring costs recorded in Q3 fiscal 2002, Liberate recorded an impairment charge of $500,000 related to its assembled workforce. As of February 28, 2002 Liberate believed the remaining carrying value of its purchased intangibles was realizable. Liberate's management will continue to evaluate purchased intangibles, goodwill, and other long-lived assets for recoverability and impairment in accordance with SFAS 121. However, upon adoption of SFAS No. 142, "Goodwill and Other Intangibles," as of June 1, 2002, Liberate will cease to amortize goodwill and other intangibles with indefinite lives. Amortization expense related to purchased intangibles (including goodwill) was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Goodwill	$54,508	$54,431	$158,537	$163,290
Existing products and technology	393	392	1,170	1,177
Assembled workforce	267	266	783	801
Customers	88	88	249	264
Trademarks	33	33	99	99

Total amortization expense related to purchased intangibles	$55,289	$55,210	$160,838	$165,631

5. Asset Impairment

Excess Facilities Charges and Related Asset Impairment

        Liberate has existing commitments to lease office space at its headquarters in San Carlos, California in excess of its needs for the foreseeable future and does not anticipate that it will be able to sublease a substantial portion of its excess office space in the near future. In Q1 fiscal 2002, Liberate recorded excess facilities and asset impairment charge of $7.5 million. Of that amount, $7.0 million related to a change in estimated future income from previously sublet excess facilities and represented the remaining lease commitment on the excess facilities, net of expected sublease income. Additionally, an impairment charge of $503,000 related to certain long-lived assets that Liberate estimated would not generate future cash flows sufficient to cover the carrying amounts. This impairment charge represented the remaining value of the long-lived assets, consisting of leasehold improvements, at the time they were impaired.

Warrant-related Asset Impairment

        In Q2 fiscal 2002, Liberate recorded a warrant-related asset impairment charge of $44.8 million in connection with a review for impairment of the carrying value, in accordance with SFAS 121. This impairment charge was recorded to reduce the carrying value of certain warrant-related assets to a level equal to the expected future revenues.

6. Commitments and Contingencies

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

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Motorola expenses	$902	$522	$2,706	$1,918

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

7. Offerings of Common Stock

Common Stock

        During the first nine months of fiscal 2002, Liberate issued 2,038,754 shares of common stock to employees, directors, and external consultants upon the exercise of stock options, and to employees in connection with purchases through its employee stock purchase plan.

Warrants to Purchase Common Stock

        In fiscal 1999, Liberate entered into agreements to issue several network operators warrants to purchase up to 4,599,992 shares of Liberate common stock. Those warrants can be earned and exercised if the network operators satisfy certain milestones within specific time frames. The fair market value of the warrants is estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it becomes probable that the warrants will be earned. Pursuant to the requirements of EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," Liberate will revalue the warrants if appropriate. The amortization expense related to those warrants is subject to classification as an offset to revenues up to the amount of cumulative revenue recognized or to be recognized in accordance with EITF 01-09. See Note 1 "Effects of New Accounting Pronouncements."

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

        In Q2 fiscal 2002, Liberate recorded an impairment charge of $44.8 million in connection with a review of the carrying value of its warrant-related assets for impairment in accordance with SFAS 121. See Note 5. This charge was recorded to reduce the carrying value of certain warrant-related assets to a level equal to the expected future revenues.

        Warrant amortization expense, in accordance with EITF 01-09, was classified as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Warrant amortization expense offset to license and royalty revenues	$939	$939	$12,148	$2,887
Warrant amortization expense charged to operating expense	4,782	1,407	5,340	10,900

Total warrant amortization expense	$5,721	$2,346	$17,488	$13,787

        If the remaining warrants are earned, Liberate may be required to record additional warrant-related assets and resulting warrant amortization expense or as an offset to license and royalty revenues.

8. Restructuring Costs

        In February 2002, Liberate announced the consolidation of its research and development activities into its development centers located in London, Ontario, Canada, and San Carlos, California. As part of this consolidation, certain employees in the Horsham, Pennsylvania and Salt Lake City, Utah facilities will be relocated to these development centers over the next two quarters as engineering milestones are completed. The consolidation, when completed, will result in a net headcount reduction of up to 67 people. As of February 28, 2002, restructuring costs of $3.1 million were comprised of the following components (in thousands):

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

9. Subsequent Events

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

TwoWay TV Credit Facility Agreement

        In March 2002, TWTV completed the second draw-down from Liberate of £207,273 (approximately $296,000) under its credit facility agreement with Liberate. See Note 6. With this draw-down, TWTV issued warrants to Liberate to purchase an additional 103,636,500 shares of TWTV common stock. These warrants were immediately exercised. The exercise price of £103,637 (approximately $148,000) was deducted from the outstanding debt owed by TWTV under the loan facility. Liberate recorded the value of the shares of TWTV common stock and the remaining loan receivable as an addition to equity investments.

        In April 2002, TWTV initiated the third draw-down from Liberate of £160,166 (approximately $230,000) under its credit facility agreement with Liberate. See Note 6. With this draw-down, TWTV will issue warrants to Liberate to purchase an additional 80,083,000 shares of TWTV common stock. These warrants will be immediately exercised. The exercise price of £80,083 (approximately $115,000) will be deducted from the outstanding debt owed by TWTV under the loan facility. Liberate will record the value of the shares of TWTV common stock and the remaining loan receivable as an addition to equity investments.

Charter Communications

        Following the end of the quarter, Liberate concluded renegotiation of its contracts with Charter Communications and Digeo regarding deployment of its software on certain advanced set-top boxes. Those renegotiations eliminated any volume, payment, and marketing commitments.

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

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Those judgments, assumptions, and estimates are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Note 3 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended May 31, 2001 describes the significant accounting policies used in the preparation of the Condensed Consolidated Financial Statements. Our critical accounting policies require management to make judgments and estimates in its projections of future events, which could differ from actual events. We have described in more detail below these critical accounting policies.

  Revenue Recognition

        License and Royalty Revenues.    License and royalty revenues consist principally of fees earned from the licensing of our software, as well as royalty fees earned upon the shipment or activation of products that incorporate our software. License and royalty revenues are offset as a result of the application of Emerging Issues Task Force ("EITF") No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 generally require that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized from that customer.

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

        Service Revenues.    Service revenues consist of consulting, maintenance, and other services. Service revenues also include reimbursable expenses billed to customers in accordance with EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF 01-14"). EITF 01-14 generally requires that a company recognize as revenue travel expense and other reimbursable expenses billed to customers. With the adoption of EITF 01-14, we typically recognize as service revenues reimbursable expenses billed to customers when an agreement to bill the customer for reimbursable expenses exists, the expenses have been incurred and billed, and collection is probable.

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

  Valuation of Warrants

        In fiscal 1999, we entered into agreements whereby we agreed to issue warrants to certain network operators who satisfy certain milestones within specific time frames. The value of these warrants is estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it is likely that the warrants will be earned. Under the requirements of EITF No. 96-18, we will continue to revalue the warrants if appropriate. The value of the warrants was recorded primarily as a non-current asset on the accompanying consolidated balance sheets and is being amortized over the estimated economic life of the arrangements with the network operators. Through the remainder of fiscal 2002, we will continue to evaluate warrants for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" ("SFAS 121"). We will adopt SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" for our fiscal year beginning June 1, 2002.

        Management judgment is required in assessing the useful life of our warrant assets and the need for impairment. To make this assessment, management must forecast future revenue streams. These forecasts are used to determine whether the warrant balances should be impaired. To the extent that our projections of revenue streams should change, we may be required to further impair those warrants.

  Restructuring Costs

        We have recorded significant restructuring costs in connection with the consolidation of our research and development activities into our development centers in San Carlos, California, and London, Ontario, Canada. See Note 8 of Notes to Condensed Consolidated Financial Statements. Restructuring costs include severance costs, facilities costs, and other costs related to the restructuring.

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

  Reclassifications

        Effective December 1, 2001, we adopted EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." EITF 01-09 generally requires that consideration, including the amortization of warrants issued to a customer, should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized from that customer. In accordance with the transition guidance in EITF 01-09, adoption required the reclassification of financial statement presentations for prior periods presented for comparative purposes. Adopting EITF 01-09 did not affect our basic and diluted net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements by reducing revenues and expenses by corresponding amounts.

        In January 2002, the Financial Accounting Standards Board issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," which generally requires that a company recognize as revenue travel expenses and other reimbursable expenses billed to customers. We adopted EITF 01-14 on December 1, 2001, and in accordance with the transition guidance, for comparative purposes, we reclassified our financial statement presentations for prior periods. Adopting EITF 01-14 did not affect our basic and diluted net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements.

        Total revenues for the periods reported, including the effects of EITF 01-09 and 01-14, were as follows (in thousands):

	Three months ended February 28,			Nine months ended February 28,
	2001	2002		2001	2002
		(As restated)			(As restated)
License and royalty revenues before the adoption of EITF 01-09	$8,608	$11,686	(1)	$18,910	$31,048	(3)
Impact of EITF 01-09	(939)	(939)		(12,148)	(2,887)

License and royalty revenues	$7,669	$10,747	(1)	$6,762	$28,161	(3)

Service revenues before the adoption of EITF 01-14	$5,831	$10,742	(2)	$16,661	$28,280	(4)
Impact of EITF 01-14	468	448		1,018	927

Service revenues	$6,299	$11,190	(2)	$17,679	$29,207	(4)

Total revenues	$13,968	$21,937		$24,441	$57,368

(1)
We have increased the amount originally presented in our quarterly report on Form 10-Q filed on April 12, 2002 by $72,000 to reflect the restatement of our financial statements. See Note 2.

(2)
We have reduced the amounts originally presented in our quarterly report on Form 10-Q filed on April 12, 2002 by $1.8 million to reflect the restatement of our financial statements. See Note 2.

(3)
We have reduced the amounts originally presented in our quarterly report on Form 10-Q filed on April 12, 2002 by $664,000 to reflect the restatement of our financial statements. See Note 2.

(4)
We have reduced the amounts originally presented in our quarterly report on Form 10-Q filed on April 12, 2002 by $3.3 million to reflect the restatement of our financial statements. See Note 2.

        Cost of service revenues for the periods reported, including the effects of EITF 01-14 were as follows (in thousands):

	Three months ended February 28,			Nine months ended February 28,
	2001	2002		2001	2002
		(As restated)			(As restated)
Cost of service revenues before the adoption of EITF 01-14	$7,703	$10,033	(1)	$19,136	$29,112	(2)
Impact of EITF 01-14	468	448		1,018	927

Cost of service revenues	$8,171	$10,481	(1)	$20,154	$30,039	(2)

(1)
We have increased the amounts originally presented in our quarterly report on Form 10-Q filed on April 12, 2002 by $126,000 to reflect the restatement of our financial statements. See Note 2.

(2)
We have increased the amounts originally presented in our quarterly report on Form 10-Q filed on April 12, 2002 by $194,000 to reflect the restatement of our financial statements. See Note 2.

        Amortization of warrants (included in operating expenses) for the periods reported including the effects of EITF 01-09 were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Amortization of warrants before the adoption of EITF 01-09	$5,721	$2,346	$17,488	$13,787
Impact of EITF 01-09	(939)	(939)	(12,148)	(2,887)

Amortization of warrants	$4,782	$1,407	$5,340	$10,900

        In February 2002, Liberate reclassified to operating expenses an asset impairment charge of $503,000 related to leasehold improvements that had been permanently impaired. This amount was previously included in "Other expense, net" for the first three months of fiscal 2002 and is now included in "Excess facilities charges and related asset impairment." This reclassification did not affect fiscal 2001 amounts.

Results of Operations

  Revenues

        We generate revenues by licensing our client and server products, applications, and tools, largely to network operators (primarily providers of television services) and, in some cases, to consumer device manufacturers (primarily set-top box manufacturers). In addition, we generate revenues from consulting, maintenance, and other services provided in connection with those licenses. As discussed above in Impact of Recent Accounting Pronouncements, adoption of EITF 01-09 and 01-14 has affected our presentation of license and royalty revenues as well as total revenues for the past and present periods reported herein. See "Risk Factors—The reduction in our revenues from our adoption of EITF 01-09 could result in a decline of our stock price" and Note 1 of Notes to Condensed Consolidated Financial Statements. Total revenues for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Total revenues	$13,968	$21,937	$24,441	$57,368

Percentage increase, year over year		57%		135%

        International revenues as a percentage of total revenues were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
International revenues	76%	67%	65%	66%
Domestic revenues	24%	33%	35%	34%

Total revenues	100%	100%	100%	100%

        As of February 28, 2002, deferred revenues were $30.7 million, reflecting a decrease of approximately $9.4 million for Q3 fiscal 2002 and $23.5 million for the first nine months of fiscal 2002. These decreases primarily resulted from customers using our current products and services, the renegotiation of certain contract terms with several of our large North American network operators, and licenses and services related to legacy products.

        During Q3 fiscal 2002, we renegotiated certain contract terms with several large North American network operators in order to encourage more timely deployments and predictable revenue streams. These renegotiated agreements provide that network operators may use their existing prepaid royalty, license, or service balances over the next three to five quarters. A portion of the unused balances will expire at the end of each quarter. In connection with these renegotiations, some of the network operators also provided marketing commitments and we provided temporary deployment discounts, acceleration of pre-existing warrants, or both. Expiration of licenses and services rights and these customers' ongoing use of licenses and services reduced our deferred revenue balance by $4.0 million in Q3 fiscal 2002. Our deferred revenues also decreased during the three months ended February 28, 2002 as a result of our recognition of revenues related to legacy products.

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

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
License and royalty revenues	$7,669	$10,747	$6,762	$28,161

Percentage of total revenues	55%	49%	28%	49%

Increase, year over year		$3,078		$21,399

Percentage increase, year over year		40%		316%

        The increase in license and royalty revenues for Q3 fiscal 2002 was primarily due to the termination and renegotiation of certain customers' rights to use one-time prepayments for unused products partially related to legacy products. Upfront license fees also contributed to the increase in revenues for the three months ended February 28, 2002. The increase for Q3 fiscal 2002 was partially offset by the net decreased deployments of our customers' subscribers.

        The increase in license and royalty revenues for the first nine months of fiscal 2002 was directly attributable to the decrease in the amounts of warrant amortization expense offset for that period. For the first nine months of fiscal 2002, warrant amortization offsets were $2.9 million compared to $12.1 million for the comparable period in fiscal 2001. See Note 1 of Notes to Condensed Consolidated Financial Statements. Additionally, this increase was due to the termination and renegotiation of certain customers' rights to use one-time prepayments for unused products partially related to legacy products. Upfront license fees also contributed to the increase in revenues for the nine months ended February 28, 2002.

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

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Service revenues	$6,299	$11,190	$17,679	$29,207

Percentage of total revenues	45%	51%	72%	51%

Increase, year over year		$4,891		$11,528

Percentage increase, year over year		78%		65%

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

Cost of Revenues

        Total cost of revenues for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Cost of revenues	$8,670	$11,138	$21,914	$31,724

Percentage of total revenues	62%	51%	90%	55%

        License and Royalty.    Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. Cost of license and royalty revenues for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Cost of license and royalty revenues	$499	$657	$1,760	$1,685

Percentage of license and royalty revenues	7%	6%	26%	6%

        Cost of license and royalty revenues as a percentage of license and royalty revenues remained relatively flat for Q3 fiscal 2002 compared to the same period in fiscal 2001. Cost of license and royalty revenues as a percentage of license and royalty revenues was higher for the first nine months of fiscal 2001 compared to the same period in fiscal 2002 due to lower license and royalty revenues in fiscal 2001.

        Service.    Cost of service revenues consists primarily of salary and other related costs for employees and external contractors. Cost of service revenues for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Cost of service revenues	$8,171	$10,481	$20,154	$30,039

Percentage of service revenues	130%	94%	114%	103%

        Cost of service revenues decreased as a percentage of service revenues for Q3 fiscal 2002 and for the first nine months of fiscal 2002 compared to the same periods in fiscal 2001, primarily due to the increase in service revenues. Also contributing to the lower percentage cost of service revenues for Q3 fiscal 2002 and for the first nine months of fiscal 2002 was the increase in maintenance revenues, which generally have lower costs.

  Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salary, costs for employee-related expenses, and external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Research and development	$14,758	$11,093	$38,268	$34,565

Percentage of total revenues	106%	51%	157%	60%

Decrease, year over year		$(3,665)		$(3,703)

Percentage decrease, year over year		(25)%		(10)%

        The decrease in research and development expense in absolute dollars for Q3 fiscal 2002 and for the first nine months of fiscal 2002 compared to the same periods in fiscal 2001 reflected decreases in employee-related expenses, including salaries, and increased use of vacation during the holiday period, combined with reduced spending for external contractors and travel. For the first nine months of fiscal 2002, these decreases of $1.3 million in employee-related expenses and $3.1 million in outside contractor costs were partially offset by an increase of $708,000 in depreciation expense.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other employee-related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and facilities for regional offices. Sales and marketing expenses for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Sales and marketing	$5,816	$6,689	$16,557	$19,638

Percentage of total revenues	42%	30%	68%	34%

Increase, year over year		$873		$3,081

Percentage increase, year over year		15%		19%

        The increase in absolute dollars for Q3 fiscal 2002 compared to Q3 fiscal 2001 was attributable to higher commissions reflecting higher revenue levels, combined with the increased use of external contractors by our marketing organization. The increase in absolute dollars for the first nine months of fiscal 2002 compared to the same period in fiscal 2001 was attributable to a $785,000 increase in salaries and employee benefits and a $1.6 million increase in sales commissions and bonuses due to higher revenue levels. Outside contractor costs increased by $355,000, while depreciation expense increased $443,000. These increases were partially offset by a $485,000 decrease in travel and entertainment costs.

        General and Administrative.    General and administrative expenses consist primarily of salaries and other employee-related costs for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; as well as non-income-based taxes. General and administrative expenses for the periods reported were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
General and administrative	$2,932	$3,087	$8,151	$9,528

Percentage of total revenues	21%	14%	33%	17%

Increase, year over year		$155		$1,377

Percentage increase, year over year		5%		17%

        General and administrative expenses remained relatively flat in absolute dollars from Q3 fiscal 2001 to Q3 fiscal 2002. The increase in absolute dollars for the first nine months of fiscal 2002 compared to the same period in fiscal 2001 was primarily due to a $1.0 million increase in employee-related expenses, reflecting increased headcount. In addition, during the first nine months of fiscal 2002, we recorded non-income based taxes of $555,000 related to our Horsham, Pennsylvania operations. These increases were partially offset by decreases in professional fees of $594,000 during the first nine months of fiscal 2002.

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

        Amortization of purchased intangibles for the periods reported, was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Amortization of purchased intangibles	$55,289	$55,210	$160,838	$165,631

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

        Amortization of Warrants.    As of February 28, 2002, several network operators had earned warrants to purchase up to 2,396,660 shares of our common stock. See Note 7 of Notes to Condensed Consolidated Financial Statements. The fair market value of those warrants at the time they were earned, based on the Black-Scholes pricing model, was $117.5 million. The portion of warrant-related amortization expense included in operating expenses for the periods reported was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Amortization of warrants	$4,782	$1,407	$5,340	$10,900

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

        The increase in warrant-related amortization expense for the first nine months of fiscal 2002 was primarily attributable to decreased amounts reclassified as an offset to revenues in accordance with EITF 01-09. For the first nine months of fiscal 2002, only $2.8 million of warrant-related amortization expense was reclassified as an offset to revenues and $10.9 million was classified as warrant-related amortization expense. Additionally, total warrant-related amortization expense for the first nine months of fiscal 2002 was reduced by $3.6 million attributable to the write-down of warrants for impairment in Q2 fiscal 2002 as described above. For the first nine months of fiscal 2001, $12.1 million of warrant-related amortization expense was reclassified as an offset to revenues and only $5.3 million was classified as warrant-related amortization expense.

        Restructuring Costs.    Restructuring costs include severance costs, facilities costs, and other costs related to the restructuring. Severance costs include those expenses related to severance pay and related employee benefit obligations, including the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to the restructuring include the write-down of the assembled workforce intangible asset and amounts expected to be paid in connection with terminated contracts. See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

        Excess Facilities Charges and Related Asset Impairment.    We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future and do not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future. Excess facilities charges and related asset impairment are recorded when the future cash flows are not sufficient to cover the carrying amounts of those assets. We did not record an excess facilities charges and related asset impairment for Q3 fiscal 2002. For the first nine months of fiscal 2002, we recorded excess facilities charge and related asset impairment of $7.5 million. Of that amount, $7.0 million related to a change in estimated future income from previously sublet excess facilities and represented the remaining lease commitment on the excess facilities, net of expected sublease income. Additionally, $503,000 related to the impairment of certain long-lived assets, consisting of leasehold improvements, that we estimated would not generate future cash flows sufficient to cover their carrying amounts. We did not record an excess facilities charge and related asset impairment for Q3 fiscal 2001 or for the first nine months of fiscal 2001.

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

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Amortization of deferred stock compensation	$464	$205	$1,439	$1,269

        The decreases for Q3 fiscal 2002 and for the first nine months of fiscal 2002 were attributable to employee terminations, and to a lesser extent, to options that have fully vested. Additionally, in Q3 fiscal 2002 we reversed $207,000 in stock-based compensation expense recorded in the second quarter of fiscal 2002 because of a decline in our stock price.

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

  Interest Income

        Interest income consists of interest earned on our cash and cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income for the periods reported was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Interest income	$7,898	$3,453	$23,846	$13,020

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

  Other Income (Expense), Net

        Net other expense consists of losses on disposals of fixed assets, foreign currency exchange gains and losses, and other non-operating income and expenses. Other income (expense), net for the periods reported was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Other income (expense), net	$454	$(768)	$(115)	$(1,560)

        For Q3 fiscal 2002 and the first nine months of fiscal 2002, the other expense was recorded for losses on disposals of fixed assets, which included a reserve for fixed assets that were lost or otherwise not accounted for, and foreign currency exchange fluctuations.

  Income Tax Provision

        Income tax provision consists of foreign withholding tax expense and foreign and state income taxes. Income tax provision for the periods reported was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
Income tax provision	$—	$303	$204	$708

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

        For the first nine months of fiscal 2002, net cash used in operating activities was $40.0 million. This amount was primarily comprised of a net loss of $260.5 million (which included $234.1 million of non-cash adjustments to reconcile net cash to net cash used in operations), $23.5 million of deferred revenues, and $2.7 million of accounts receivable. These amounts were offset by $4.2 million of other long-term liabilities, $4.1 million of accrued liabilities, and $2.0 million of prepaid expenses and other current assets.

        For the first nine months of fiscal 2001, net cash used in investing activities of $42.7 million included $345.2 million used to purchase investments, $7.4 million used to purchase property and equipment, and $7.0 million used to issue a note receivable, offset by $318.4 million of proceeds received from the maturities of investments.

        For the first nine months of fiscal 2002, net cash provided by investing activities of $64.1 million included $350.3 million of proceeds received from the maturities of investments, offset by $281.2 million used to purchase investments, $3.6 million used to purchase property and equipment, and $1.1 million used to purchase equity investments.

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

        For the first nine months of fiscal 2002, net cash provided by financing activities of $6.1 million included $6.7 million of proceeds from the issuance of common stock to employees, directors, and external consultants through our stock option plan, and to employees in connection with purchases through our employee stock purchase plan. This amount was offset by payments made for capital lease obligations.

        As of February 28, 2002, our outstanding short- and long-term obligations were $8.2 million, and consisted primarily of an excess facilities charge, deferred rent expense and capital lease commitments. We did not have any material commitments for capital expenditures.

        A summary of our contractual obligations, some of which are discussed in more detail below, is as follows (in thousands):

		Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases	$56,376	$6,920	$13,794	$13,853	$21,809
Venture fund obligations(1)	2,026	2,026	—	—	—
Unconditional purchase obligations(2)	2,825	2,825	—	—	—
Other short-term obligations(3)	3,160	3,160	—	—	—
Capital lease obligations	490	471	19	—	—
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$64,877	$15,402	$13,813	$13,853	$21,809

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

        In January 2001, we extended loans in exchange for promissory notes from Coleman Sisson, our President and Chief Operating Officer, and David Limp, our Executive Vice President and Chief Strategy Officer. In April 2001, we extended a loan in exchange for a promissory note from Donald Fitzpatrick, our Executive Vice President, Sales and Service. Each loan is for $500,000, carries an interest rate of 5.9% compounded annually, and is due and payable two years from issuance. As of February 28, 2002, we recorded $96,000 of interest receivable related to these promissory notes. In January 2001, we also entered into employee retention agreements with Mr. Sisson, Mr. Fitzpatrick, and Mr. Limp. Each retention agreement provides approximately $818,000 to the employee over the following two years of continued service. As of February 28, 2002, $183,000 had been paid to each of these executives under these agreements.

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

        In June 2001, through the Liberate Corporate Venture Fund, we committed to invest $2.0 million in China Broadband (H.K.) for reinvestment in China New Broadband Video and Communication, a Chinese joint venture that makes interactive television software. We made the first investment of $750,000 during the first nine months of fiscal 2002.

        In January 2002, through the Liberate Corporate Venture Fund, we and other existing shareholders and management of Two Way TV ("TWTV") entered into a credit facility agreement to loan TWTV up to £4 million, of which we committed to loan up to £753,723 (approximately $1.1 million at the time of the commitment). See Note 6 of Notes to Condensed Consolidated Financial Statements. In February 2002, TWTV drew down £226,116 (approximately $324,000) from us under this loan facility and issued warrants to us to purchase 113,058,000 shares of TWTV common stock. These warrants were immediately exercised. The exercise price of £113,058 (approximately $160,000) was deducted from the outstanding owed by TWTV under the loan facility. We recorded the value of the shares of TWTV common stock and the remaining loan receivable as an addition to equity investments.

        In March 2002, TWTV completed the second draw-down from us of £207,273 (approximately $296,000) and issued warrants to Liberate to purchase an additional 103,636,500 shares of TWTV common stock. See Note 9 of Notes to Condensed Consolidated Financial Statements. These warrants were immediately exercised and the exercise price of £103,637 (approximately $148,000) was deducted from the outstanding debt owed by TWTV under the loan facility. We recorded the value of the shares of TWTV common stock and the remaining loan receivable as an addition to equity investments.

        In April 2002, TWTV initiated the third draw-down from us of £160,166 (approximately $230,000) and will issue warrants to Liberate to purchase an additional 80,083,000 shares of TWTV common stock.

        In March 2002, we agreed to repurchase from MediaOne of Colorado and MediaOne of Michigan (each, a wholly owned subsidiary of AT&T Broadband and collectively, "MediaOne") certain unvested warrants that we had previously issued to MediaOne. See Note 9 of Notes to Condensed Consolidated

Financial Statements. If MediaOne closes the transaction, we will pay $1.1 million for these 400,000 warrants.

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

        We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes special charges, including warrant-related amortization expense that is offset to revenues in accordance with EITF 01-09; the amortization of purchased intangibles, warrants, and deferred stock compensation; warrant-related asset impairment expense; restructuring costs; and an excess facilities and asset impairment charge. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation.

If we do not meet our announced pro forma revenue or profitability goals, our stock price could decline.

        Each quarter, we announce our target range of pro forma revenue for the next quarter. We have also announced that we expect to achieve profitability on a pro forma basis in the first half of fiscal 2003. Our pro forma results exclude special charges that include items such as the effects of certain warrant-related amortization expense that is offset to revenues in accordance with EITF 01-09; amortization expense for purchased intangibles, warrants, and deferred stock compensation; warrant-related asset impairment expense; restructuring costs; and an excess facilities and asset impairment charge. If we do not achieve our pro forma revenue target in a quarter or do not achieve pro forma profitability on the timeline we have announced, our stock price could decline. See "Risk Factors—The reduction in our revenues from our adoption of EITF 01-09 could result in a decline of our stock price" and Note 1 of Notes to Condensed Consolidated Financial Statements.

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

        To meet our pro forma profitability goal, we will have to increase revenues while keeping expenses flat or slightly higher than current levels. Since our inception, we have not had a profitable quarter, on a pro forma basis or otherwise, and may never achieve or sustain profitability. For the first nine months of fiscal 2001 and 2002, we incurred a net loss of $227.0 million and $260.5 million, respectively. We could continue to incur significant losses and negative cash flows in the near future, which would adversely affect our stock price, business, and financial condition.

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

        We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of customers. For the first nine months of fiscal 2001, Telewest, NTL, and AOL each accounted for more than 10% of total revenues, for a total of 77% of total revenues. For the first nine months of fiscal 2002, Telewest and NTL each accounted for more than 10% of total revenues, for a total of 37% of total revenues.

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

        International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the origin of the sales contract. International and domestic revenues as a percentage of total revenues for the periods reported were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
International revenues	76%	67%	65%	66%
Domestic revenues	24%	33%	35%	34%

Total revenues	100%	100%	100%	100%

        European revenues are primarily comprised of U.K.-based revenues and North American revenues are primarily comprised of U.S.-based revenues, as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
		(As restated)		(As restated)
U.K.-based revenues	$7,368	$7,710	$15,991	$21,994

U.S.-based revenues	$3,297	$7,332	$8,575	$19,491

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

The reduction in our revenues from our adoption of EITF 01-09 could result in a decline of our stock price.

        Recently issued accounting standards have affected how we account for the warrants we have issued to network operators. Effective December 1, 2001, we adopted EITF 01-09, which generally require that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenue recognized or to be recognized from that customer. In accordance with the transition guidance in EITF 01-09, adoption required the reclassification of financial statements for prior periods presented for comparative purposes. See Note 1 of Notes to Condensed Consolidated Financial Statements.

        While these accounting changes do not affect our basic and diluted net loss per share, the reclassification does reduce our revenue. To the extent that analysts or investors value us on the basis of our revenues, our stock price could decline. See "Risk Factors—We may incur net losses or increased net losses if we are required to record a significant accounting expense related to the issuance or impairment of warrants."

We may incur net losses or increased net losses if we are required to record a significant accounting expense related to the issuance or impairment of warrants.

        In fiscal 1999, Liberate entered into agreements to issue several network operators warrants to purchase up to 4,599,992 shares of Liberate common stock. Those warrants can be earned and exercised if the network operators satisfy certain milestones within specific time frames. The fair market value of the warrants is estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it becomes probable that they will be earned. Pursuant to the requirements of EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," Liberate will revalue the warrants if appropriate. Additionally, the value of the warrants is subject to classification as an offset to revenues up to the amount of cumulative revenue recognized or to be recognized, in accordance with EITF 01-09. See Note 1 and Note 7 of Notes to Condensed Consolidated Financial Statements.

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

Item 4. Submission Of Matters to a Vote of Securities Holders

        None.

Item 5. Other Information

        The following executive officers and directors have adopted sales plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of Liberate's common stock:

David J. Roux
Mitchell E. Kertzman
Donald M. Fitzpatrick
John Kent Walker, Jr.

        Each individual's plan is separate and sales under the plans will not be coordinated.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.	Exhibit
10.54	Amendment to Employee Retention Agreement between Liberate and David A. Limp, dated February 20, 2002 (incorporated by reference to similarly numbered exhibit to Form 10-Q filed by registrant on April 12, 2002).
31.1	Certification of David Lockwood pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Gregory S. Wood pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certification.

(b)    Reports on Form 8-K

        None.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberate Technologies
Date: September 16, 2003	By:	/s/ DAVID LOCKWOOD David Lockwood Chief Executive Officer
Date: September 16, 2003		/s/ GREGORY S. WOOD Gregory S. Wood Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit
10.54	Amendment to Employee Retention Agreement between Liberate and David A. Limp, dated February 20, 2002 (incorporated by reference to similarly numbered exhibit to Form 10-Q filed by registrant on April 12, 2002).
31.1	Certification of David Lockwood pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Gregory S. Wood pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certification.

QuickLinks

EXPLANATORY NOTE
LIBERATE TECHNOLOGIES FORM 10-Q/A, Amendment No. 1 For The Quarter Ended February 28, 2002
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