Form 10-K/A
period 2002-05-31
LIBERATE TECHNOLOGIES
filed 2003-09-16
CIK 1085776

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

COMMON STOCK, $0.01 PAR VALUE PER SHARE
(Title of Class)

        Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of November 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $125 million based on the last reported sale price of the Company's common stock. As of July 31, 2003, there were 104,006,079 shares of common stock outstanding (including shares held by affiliates).

EXPLANATORY NOTE

        This amended Annual Report on Form 10-K/A amends all Items of our report on Form 10-K filed on August 8, 2002 to reflect the restatement of our consolidated financial statements as of, and for the fiscal year ended May 31, 2002, as well as developments in our business and operations since the date of our earlier report. For a discussion of the reasons for our restatement, see Item 1, "Business."

        Except as specifically noted, this report is written from the perspective of the date of filing. Please read this report in conjunction with our amended reports on Form 10-Q/A for the quarterly periods ended November 30, 2001 and February 28, 2002, our reports on Form 10-Q for the quarterly periods ended August 31, 2002, November 30, 2002, and February 28, 2003 and our Annual Report on Form 10-K for the fiscal year ended May 31, 2003, which we are filing concurrently with this report.

LIBERATE TECHNOLOGIES

Annual Report on Form 10-K/A, Amendment No. 1
For The Fiscal Year Ended May 31, 2002

PART I.

Item 1. Business

        This Annual Report on Form 10-K/A of Liberate Technologies ("Liberate," "we," "us," or "our") amends our Form 10-K filed with the Securities and Exchange Commission (the "SEC") on August 8, 2002 to reflect the restatement of our consolidated financial statements as of, and for the fiscal year ended May 31, 2002. This report also describes developments in our business and operations since we filed our original report.

        The discussion in this report, which is filed on behalf of Liberate and its wholly owned subsidiaries, contains statements that involve expectations or intentions (such as those relating to future business or financial results, new products or features, anticipated deployments, or management strategies.) These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. We assume no obligation to update any forward-looking statements. You should consider our forward-looking statements in light of the risks discussed below, our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the SEC.

        In this report, we sometimes use the words "fiscal" or "FY" followed by a year to refer to our fiscal years, which end on May 31 of the specified year. We also sometimes use "Q1," "Q2," "Q3," and "Q4" to refer to our fiscal quarters, which end on August 31, November 30, the last day of February, and May 31 of each fiscal year.

Restatement of Liberate's Financial Statements for the Fiscal Year Ended May 31, 2002 and Revision of Liberate's Financial Statements for the Quarter Ended August 31, 2002

        On October 15, 2002, we announced that we would restate our financial results for our fourth quarter and fiscal year ended May 31, 2002 and delay the filing of our quarterly report on Form 10-Q for the quarter ended August 31, 2002. We made this determination after discovering facts calling into question the appropriateness and timing of revenue recognition for a single-transaction license fee of approximately $1.8 million. Our audit committee, which is composed of independent outside directors, retained independent counsel to review the revenue reported during our fiscal year ended May 31, 2002. On November 21, 2002, we announced that we had discovered facts that called into question the appropriateness and timing of revenue recognition for various transactions (including the originally identified transaction) that accounted for a total of approximately $10 million in revenue during our 2002 fiscal year and the first quarter of our 2003 fiscal year. While our audit committee's investigation was pending, we were not able to file our quarterly reports on Form 10-Q, and as a result, our stock was delisted from the Nasdaq National Market in January 2003 and currently trades through the Pink Sheets system.

        Our audit committee's investigation is complete, and as a result of its findings, we are restating our financial statements for the fiscal year ended May 31, 2002. We are also restating our financial statements for the quarters ended November 30, 2001, February 28, 2002, and May 31, 2002. We are including the restated results for these quarters in this report and we are filing amended quarterly reports on Form 10-Q/A for the quarters ended November 30, 2001 and February 28, 2002. We are also revising the preliminary results and financial statements for the quarter ended August 31, 2002 that we disclosed in a press release dated September 26, 2002 and are including those revised results in a quarterly report on Form 10-Q for the quarter ended August 31, 2002.

        Our audit committee and its independent advisors concluded that our historical financial statements had overstated our revenue by $2.2 million in Q2 FY02; $1.8 million in Q3 FY02; and $5.9 million in Q4 FY02. The total revenue overstatement for fiscal 2002 was $9.9 million, so that our revenue for that year should have been reported as $70.5 million. Expenses for FY02 were understated

by $216,000, reflecting increases of approximately $646,000 related to cost of service revenues which were partially offset by a decrease in research and development expense of $229,000 and a decrease in income tax provisions of $201,000. Our reported net loss for fiscal 2002 was understated by $10.1 million, and should have been reported as $335.1 million rather than $325.0 million.

        In addition, our audit committee and its independent advisors concluded that our preliminary earnings report for Q1 FY03 issued on September 26, 2002 had overstated our revenue by $901,000 and that revenue for that quarter should have been reported as $9.4 million rather than $10.3 million. Expenses for that quarter were overstated by $1.2 million. As a result, our reported net loss for that quarter should have been $249.3 million rather than $249.6 million.

        Of the $9.9 million of revenue overstatements for fiscal 2002 and the $901,000 of revenue overstatements for Q1 FY03, as noted above, we are deferring approximately $6.8 million to Q2 FY03 and subsequent quarters.

        The principal reason that we overstated our revenues was that certain Liberate employees failed to disclose material facts pertaining to commercial transactions to the employees responsible for revenue recognition. If we had been aware of these facts at the appropriate time, we would not have recognized revenue on certain transactions or would have deferred the recognition of such revenue.

        As part of the adjustments necessary to correct the overstatement of our revenues, we have adjusted other items on our balance sheets such as accounts receivable, deferred revenues, prepaid expenses, other assets, and accrued liabilities, as well as items on our statements of operations such as cost of service revenues, research and development, bad debt expense, and income tax provision. See Financial Statements, Note 3.

        As a result of our audit committee's investigation and restatement of our financial statements, we carried out an evaluation of the design and operation of our internal controls and procedures under the supervision and with the participation of our senior management, including our new chief executive officer and new chief financial officer, and adopted additional policies designed to strengthen our controls and procedures. See Item 14, "Controls and Procedures."

Business Overview

        We are a leading provider of digital infrastructure software and services for cable networks. Our software supports a wide variety of services, including digital television and provisioning of voice and high-speed data communications.

        Our digital television platform lets cable network operators deploy compelling features such as video-on-demand, enhanced electronic programming guides, and interactive content. Those features help operators reduce churn, increase consumer satisfaction, and promote new video services and program packages. Our Operations Support Systems platform lets cable network operators provision, manage, and monitor high-speed internet and cable telephony services offered via cable modems, increasing customer satisfaction and decreasing costs.

Corporate Background

        We began our operations in late 1995 as a division of Oracle, developing client and server software for the consumer, enterprise, and educational markets. We incorporated in Delaware in April 1996 when Oracle spun off our division as Network Computer, Inc. ("NCI"). NCI's initial focus was selling software to original equipment manufacturers of network computer products for enterprise customers. In August 1997, NCI merged with a Netscape Communications subsidiary, Navio Communications, Inc., which was developing internet application and server software for the consumer market. NCI was the surviving entity in the merger. After the merger, we changed our strategic direction and restructured our operations to focus our development and marketing efforts on products targeted primarily at the consumer device market, targeting sales to a limited number of large network operators and consumer device manufacturers. In May 1999, we changed our name from NCI to Liberate Technologies.

        Between our incorporation and our initial public offering, we raised a significant amount of capital by selling small equity positions to a number of investors, including some major network operators. In order to continue funding our operations, we issued shares of our stock to the public in July 1999. In January 2000, we effected a two-for-one split of our stock. We raised additional capital in February 2000 through a secondary public offering, and again in July 2000 when Cisco Systems invested $100.0 million through a private placement. In July 2002, we subsequently repurchased 3,963,780 shares of our stock from Cisco Systems for $10.0 million.

        We have made three acquisitions since becoming a publicly traded company. In March 2000, we acquired the VirtualModem assets of SourceSuite LLC, a company based in Canada. In June 2000, we acquired MoreCom, Inc, a company based in Horsham, Pennsylvania. In August 2002, we acquired Sigma Systems Group (Canada). Because we acquired Sigma Systems after the end of our 2002 fiscal year, we have not included Sigma System's operating results in our fiscal 2002 financial statements.

        Through the end of fiscal 2002, we operated in one segment and generated revenues from licenses, royalties, and services. Our 2002 fiscal year started on June 1, 2001 and ended on May 31, 2002.

Products and Services

        We provide a range of infrastructure software and services for cable and telecommunications networks. Our products include:

  •
  Digital television platforms.  We offer technologies that are specifically engineered to deliver interactive TV services for digital television. We use our knowledge of digital TV technology to facilitate the delivery of digital services over digital cable networks.

  •
  Operations Support Systems (OSS).  We have developed and acquired technologies that automate many of the processes related to provisioning, deploying, and managing high-speed internet and telephony services over cable networks. With the acquisition of Sigma Systems in August 2002, we added OSS capabilities to our product offerings.

        Our software platform includes a range of interactive television client and server products, interactive television infrastructure services, developer tools, and OSS products. We also offer a variety of services designed to facilitate deployment of our software.

  Interactive Television Client and Server Products

        Our client software products and their accompanying server software products form the core of our offerings. The client components, collectively called Liberate TV Navigator™, can run on digital set-top boxes of various types—such as cable, digital terrestrial broadcast, and digital subscriber lines (DSL)—enabling interactive and enhanced services. These products have been deployed primarily in digital cable networks. We also provide a variety of server software products to support Liberate TV Navigator software and other set-top box clients. Collectively, these products comprise a software suite called Liberate Connect™.

  Interactive Television Services Infrastructure

        We have developed products that provide common functionality needed by various types of services delivered via cable networks and digital set-top boxes. In some cases, these products also give the operator greater control over how services are delivered and who can access them.

        Several of our products are aimed at communications between individuals or between an application service provider and a consumer. Liberate Message™ software provides a messaging system that delivers data between various points on a network, either between set-top boxes or between servers and set-top boxes. Liberate TV Ticker™ software captures live data and manages its broadcast to set-top boxes for services such as an information ticker or other services that uses near-real-time broadcast data (such as a games leader-board.) Liberate TV Info™ software collects television-programming-related data and delivers it to the set-top box. Liberate Imprint™ software incorporates both client and server elements in order to collect information about aggregate subscriber usage patterns. Such information helps network operators target and personalize their offerings for subscribers.

  Operations Support Systems

        The Liberate Service Management Portfolio™ is a set of products that lets network operators integrate with existing back-office systems to automate the provisioning of high-speed internet services, circuit-switched cable telephony, and voice-over-IP offerings. The Service Management Portfolio stores and uses domain knowledge, including configurable business rules, technology models, service definitions, process workflows, embedded protocols, and data mapping translations. This stored information helps network operators efficiently deploy and operate voice and data services over increasingly large and complex networks.

        The Liberate Service Management Portfolio software also includes five main applications:

  •
  The Liberate Service Profile Manager™ application handles subscribers, maintains subscriber profiles, and manages order entry, order management, and service provisioning/activation requests.

  •
  The Liberate Self-Service Manager™ lets subscribers select and activate their services directly over the Internet without a call center becoming involved. Furthermore, it allows subscribers to access their service profiles and billing information without the need to call a customer service representative.

  •
  The Liberate Service Diagnostics Manager™ application lets customer service representatives and technical service representatives troubleshoot and diagnose service issues remotely and in real time, while the subscriber is on the phone.

  •
  The Liberate Service Topology Manager™ application helps cable operators assess the impact of service orders and service changes on service-critical network resources. It also enables flow-through provisioning as well as the maintenance of network segmentation and combining plans.

        The Liberate Service Creation Toolkit™ application lets a network operator's product managers define new broadband services and service bundles according to business needs.

Trademark Notice

        Liberate®, the Liberate logo, and the various Liberate products and programs described above are registered trademarks and trademarks of Liberate Technologies. All other trademarks are the property of their respective owners.

Professional Services

        Our Professional Services group provides design, development, deployment, integration, and support services to network operators. The Professional Services group works closely with our product development and technical support teams to design and install appropriate system elements. We also rely on technology partners and system integrators to provide our customers with products and technologies from others in the industry.

Research and Development

        As of June 30, 2003, we had development offices in San Carlos, California and Ontario, Canada. Our total research and development expenses were $32.3 million in fiscal 2000, $51.2 million in fiscal 2001, and $44.6 million in fiscal 2002. These amounts exclude acquisition-related charges for purchased in-process research and development of $1.9 million in fiscal 2000 and $22.4 million in fiscal 2001.

Sales and Marketing

        We typically license our server software directly to network operators and license our interactive client software to both network operators and consumer device manufacturers. We license our software primarily through our direct sales force and use indirect resellers in certain developing markets. We have direct sales professionals located in North America, Europe, and Asia.

Customers

        Our customers are typically large network operators who introduce, market, and promote products and services based on our technology. For fiscal 2000, NTL accounted for 30%, Wind River Systems accounted for 19%, and AOL-Time Warner accounted for 12% of total revenues. For fiscal 2001, NTL accounted for 28%, Telewest accounted for 25%, and AOL accounted for 11% of total revenues. For fiscal 2002, Telewest accounted for 19% and NTL accounted for 16% of total revenues. In May 2000, NTL acquired the consumer cable and certain other operations of Cable and Wireless and the percentages for NTL for fiscal 2000 include amounts previously reported for Cable and Wireless.

Competition

        We face intense competition in licensing software for networks and consumer devices. Our principal competitors in the interactive television software market include OpenTV, including Liberty Broadband Interactive Technologies, its controlling shareholder; Canal+ Technologies, a subsidiary of Thomson Multimedia; and Microsoft. In the OSS market, we compete primarily with Alopa Networks, Ceon, Core Networks, Imagine Broadband (IBL), Interactive Enterprises, JacobsRimell, and Lemur Networks. Other established and emerging companies in the television, computer software, and telecommunications sectors may also become competitors. The principal competitive factors in our industry include:

  •
  The quality and breadth of product and service offerings;

  •
  The speed of product integration and deployment into existing customers networks;

  •
  The ability of our systems to operate in large-scale digital cable networks;

  •
  The adequacy of financial resources and corporate stability;

  •
  The competitiveness of product pricing;

  •
  The possession of patents relating to important technologies; and

  •
  The effectiveness of sales and marketing efforts.

Intellectual Property Rights and Proprietary Information

        We have a portfolio of technologies and intellectual property that addresses various features of interactive networks and devices. We seek to safeguard our proprietary information and our other intellectual property through a combination of domestic and international copyrights, trademarks, patents, and trade secret protection, as well as through contractual protections such as proprietary information agreements and nondisclosure agreements. However, we cannot guarantee that these steps will prevent misappropriation of our proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

        As of June 30, 2003, we had 29 issued U.S. patents in the general area of interactive networking technologies, 34 pending U.S. patent applications, and 24 foreign patents.

        We have registered "Liberate" and the Liberate logo in the United States and extensively throughout the world, and use our other product trademarks in association with these marks.

Employees

        As of May 31, 2002, we had 512 employees. As of June 30, 2003, we had 268 employees, reflecting the effects of recent restructurings as well as the addition of Sigma Systems employees in August 2002. None of our employees is represented by a collective bargaining agreement and we have never experienced a work stoppage.

Equity Investments

        In fiscal 2001, we began making investments in companies in the field of interactive television and other markets. As of May 31, 2002, we had invested $17.1 million in our portfolio of companies. The carrying value of our equity investments was $10.4 million as of May 31, 2002 and zero as of May 31, 2003. See Consolidated Financial Statements ("Financial Statements"), Notes 2, 10, and 19.

Risk Factors

        Any of the following risks could seriously harm our business, financial condition, and results of operations, causing the price of our stock to decline.

Demand for information-oriented set-top boxes and advanced digital voice, data, and video services may not develop rapidly.

        Because the market for advanced digital voice, data, and video services (including interactive television) and information-oriented set-top boxes is newly emerging, the potential size of the market opportunity and the timing of its development are uncertain. As a result, our profit potential is unknown.

        Sales of our technology and services depend upon the commercialization and broad acceptance by consumers and businesses of advanced digital voice, data, and video services. This will depend in turn on many factors, including the development of compatible devices, content, and applications of interest to significant numbers of consumers and the emergence of industry standards that facilitate the distribution of such content and applications. Because demand for these types of products and services has fluctuated, and our revenues have recently declined markedly, we do not anticipate that we will be able to achieve our prior revenue growth rates. If our market does not develop, develops slowly, or develops in a different direction than we hope, our revenues will not grow quickly, and may decline.

        Because the market for interactive television is newly emerging, the relative value of system components—such as infrastructure, operating systems, middleware, applications, and content—has yet to be widely tested commercially. We have focused on developing and marketing our interactive television software platform and infrastructure applications that let our customers handle subscriber management services. Content and applications may become a relatively more valuable part of an interactive television system, while platforms and infrastructure to enable interactive television and manage subscribers may become less valuable, which could lead to relatively lower margins for our business.

Our success depends on a limited number of network operators introducing and promoting products and services incorporating our technology.

        Our success depends on large network operators introducing and promoting products and services based on or using our technology. There are, however, only a limited number of these large network operators worldwide, some of whom have elected not to adopt our products. Mergers or other business combinations among these network operators could reduce the number of potential customers, disrupt our existing business relationships, and cause demand for our products and services to decline.

        Our network operator customers are not contractually obligated to introduce or promote our technology, or to achieve any specific introduction schedules. Our agreements are not exclusive, so network operators who license our technology may enter into similar agreements with one or more of our competitors.

        Because the large-scale deployment of products and services incorporating our technology is complex, time-consuming, and expensive, network operators are cautious about proceeding with these deployments. The customization process for new customers typically requires a lengthy and significant commitment of resources by our customers and us, and it is difficult for us to predict the timing of those purchases.

        We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of customers. See Item 1, "Business—Customers" and Financial Statements, Note 15. The specific customers may vary from period to period. As a result, if we do not sell our products and services to one or more customers in any particular period, or a large customer purchases fewer of our products or services, defers or cancels orders, fails to meet its payment obligations, or terminates its relationship with us, our revenues could decline significantly.

        Several of our largest customers have significant debt burdens and are restructuring. These customers have decreased their use of our products and services, and corporate changes may put future business or payments at risk. The telecommunication industry in which our customers operate continues to experience consolidation, and some of our customers have been acquired by or merged into other companies. Continuing industry consolidation among our customers may result in a loss of customers for our products and may cause our revenues to decline further.

Our internal inquiry into the restatement of our financial statements could interfere with the conduct of our business.

        In October 2002, when we discovered facts calling into question the appropriateness and timing of revenue recognition, the audit committee of our board of directors initiated an inquiry to review the appropriateness and timing of revenue recognition, correct the accounting treatment where appropriate, take proper remedial action, and assess controls and procedures for financial reporting. We have incurred, and may continue to incur, significant accounting and legal expenses in connection with this inquiry and the related litigation. The inquiry has also required significant time and attention from our senior management, and is likely to require further diversion of management attention to address matters identified in the inquiry. The continued diversion of our financial and management resources to this inquiry has harmed and may continue to harm our business and our operating results.

        In connection with the restatement and related inquiry, our audit committee and executive management have added or revised controls and procedures that could change the timing, amount, and characterization of future revenues. By adding additional types of review to our processes, could cause us to operate less efficiently, recognize less revenue, or defer significant amounts of revenue to future periods.

The diversion of management and financial resources resulting from the SEC's inquiry into the restatement of our financial statements could harm our business.

        When we announced that we would restate our financial statements, we contacted the SEC and provided them with additional information regarding our findings. In February 2003, we learned that the SEC had initiated a formal, non-public investigation into the events and circumstances that led to the restatement of our financial statements. We have been cooperating with the SEC and will continue to do so.

        Conducting our internal investigation and responding to the SEC investigation have required significant time and attention from management and are likely to further occupy management's attention and resources in the future. If the SEC elects to pursue an enforcement action, the defense may be costly and require additional management resources. If we are unsuccessful in defending against such an action, we may face penalties or fines that could seriously harm our business and cause our stock price to decline further.

Securities class-action litigation and shareholder derivative litigation could result in substantial costs and occupy substantial management attention and resources.

        Beginning on October 17, 2002, five securities class-action lawsuits were filed in the United States District Court for the Northern District of California against us and certain officers and directors (collectively, the "Class Action Defendants"), which were subsequently consolidated into a single action (the "Class Action"). The law firm of Schiffrin & Barroway has been named to represent the lead plaintiff. The Class Action is based on our announcements in October and November 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. The Class Action generally alleges, among other things, that members of the purported class were damaged when they acquired our securities because, as a result of accounting irregularities, our previously issued financial statements were materially false and misleading, and caused the prices of our securities to be inflated artificially. The Class Action further alleges that, as a result of this conduct, the Class Action Defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, promulgated thereunder. The Class Action seeks unspecified monetary damages and other relief from all Class Action Defendants.

        In addition, on or about October 29, 2002, a shareholder derivative action was filed in the California Superior Court for the County of San Mateo, naming us as a nominal party and naming certain of our officers and directors as defendants (collectively, the "Derivative Defendants"). A second shareholder derivative action was filed on or about November 6, 2002. On February 26, 2003, these actions were consolidated into a single action. The law firm of Robbins Umeda & Fink was named as lead counsel. The Derivative Action is based on substantially the same facts and circumstances as the Class Action and generally alleges that the Derivative Defendants failed to adequately oversee our financial reporting, and thus are liable for breach of their fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets. The Derivative Action also alleges that certain current or former officers and directors are liable for unjust enrichment. The Derivative Action seeks unspecified monetary damages and other relief.

        We have retained Skadden, Arps, Slate, Meagher & Flom as our legal counsel in the SEC investigation, Class Action, and Derivative Action. The cost of participating and defending against these actions is substantial and will require the continuing diversion of management's attention and corporate resources.

        Because of the restatement and the related litigation and SEC investigation, our financial statements and public filings could receive heightened scrutiny from the SEC and current or potential plaintiffs. While the disclosures contained in this report and our other reports filed concurrently with the SEC represent Liberate's best efforts to correct inaccuracies related to our past revenue recognition, we may not be able to detect all errors, notwithstanding the adoption of new controls and procedures. If we become aware of other errors or inaccuracies in our financial statements or public disclosures, we may be required to restate our financial statements again and may be subject to further litigation or investigations.

        We cannot predict or determine the outcome or resolution of the Class Action, the Derivative Action or the SEC investigation, or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations, and cash flows.

        We have agreed to indemnify our directors and officers to the fullest extent allowed by Delaware law. As a consequence, we are advancing expenses (including reasonable attorneys' fees) incurred by directors and officers in connection with the Class Action, the Derivative Action, and the SEC investigation although these payments are subject to reimbursement if such expenses are ultimately found to be non-indemnifiable. Additionally, we may ultimately be obligated to pay indemnifiable judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred by them in connection with these proceedings.

        We have notified our various insurance carriers of the Class Action, the Derivative Action, and the SEC investigation, however our insurance may not cover our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the Class Action, the Derivative Action, the SEC investigation, or any other matter.

        More generally, securities class-action litigation has often been brought against a company following declines in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price declines in recent years and, as a result, have been subject to a greater than average number of securities class-action claims. Due to the significant decline of our stock price, we may in the future face additional litigation, which could result in substantial additional costs and further diversion of management attention and resources.

The circumstances surrounding the restatement of our financial statements could make it difficult for us to hire and retain key personnel.

        The announced restatement of our financial statements and the ensuing litigation, delisting by Nasdaq, and restructuring of our workforce have created substantial uncertainty regarding our ability to focus on our business operations and remain competitive with other companies in our industry. Because of this uncertainty, we may have difficulty motivating and retaining key personnel or replacing key personnel who leave Liberate, which could seriously harm our ability to generate revenue, attract and retain customers, manage day-to-day operations, and deliver our products and services.

The restatement of our financial statements and ensuing litigation may raise concerns among our customers regarding our long-term stability, which could seriously harm our future sales.

        Our customers typically integrate our technology into the core of their networks and systems, and our customers may distribute our technology widely among their end-users. Because of this extensive integration, customers who purchase our products or services make a significant long-term investment in our technology and rely on us to provide ongoing support. The restatement of our financial statements and the ensuing litigation and SEC investigation may create instability, or the perception of instability, in our business, which could lead customers and potential customers to believe that we are, or may in the future be, unable to provide necessary support for our products. If our customers or potential customers believe that our business is unstable, we may lose significant sales opportunities to our competitors, which could seriously harm our business and results of operations.

Many of our controls and procedures are untested and the failure or circumvention of our controls and procedures could seriously harm our business.

        As part of our internal inquiry into the appropriateness and timing of revenue recognition in our previously filed financial statements, we reviewed our internal controls and disclosure controls and procedures in order to determine whether they were effective and whether they had been circumvented. Although we have now adopted additional policies designed to strengthen our controls and procedures with the goal of improving our method of obtaining, recording, and reporting information, our controls and procedures may not be able to prevent error or fraud in the future. Certain aspects of our controls are new and untested, and faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to detect all inaccuracies. If our controls and procedures do not detect inaccuracies or fraud in the future, we could face additional litigation and investigations.

The delisting of our stock from the Nasdaq National Market may harm the price and liquidity of our stock and may lead to increased volatility of our stock price.

        On October 22, 2002, we announced that we had received a Nasdaq Staff Determination indicating that we did not comply with the timely filing requirements for continued listing and that our securities were therefore subject to delisting from the Nasdaq National Market. Following a hearing before a Nasdaq Listing Qualifications Panel on November 22, 2002, we were granted a grace period until January 14, 2003 to file our amended annual report on Form 10-K/A, our delayed report on Form 10-Q for the quarter ended August 31, 2002, and any other delinquent filings. Because the internal inquiry and review had not concluded by that date, we failed to meet the conditions, and Nasdaq delisted our common stock on January 17, 2003. We subsequently withdrew our appeal of this ruling. Delisting can result in a lower stock price, more volatility in our stock price, more restrictions on our ability to borrow or otherwise raise capital, and significantly less liquidity of our common stock, potentially resulting in lower market prices and fewer opportunities to trade our stock.

Our recent workforce restructurings may harm morale and performance of our personnel and may harm our sales.

        In order to reduce costs, we significantly restructured our organization in fiscal 2002 and fiscal 2003, in part through substantial reductions in our workforce. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee-related costs, and our restructuring plan may result in unanticipated consequences, such as poor employee morale, attrition beyond our planned reduction, or a significant loss of customers and revenue. As a result of these reductions, we may not be prepared to respond to new challenges or to take advantage of new opportunities.

        Some of the employees who were terminated may possess specific knowledge or skills that may prove to have been important to our operations. In that case, their absence may create significant difficulties for our operations. Reductions in workforce may also subject us to the risk of litigation, which may harm our operations and may cause us to incur significant unanticipated expenses. We may need to further reduce our expenses in the future, which could seriously disrupt our business operations and harm morale and performance of our personnel.

        In December 2002, we terminated the employment of Donald Fitzpatrick, our former chief operating officer, who was responsible for the Sales and Professional Services division. In 2003, we also terminated the employment of the sales vice presidents who had reported to Mr. Fitzpatrick and other members of our sales force employed during the periods being restated. This significant level of turnover and our resulting need to rebuild our sales force may seriously harm our revenues in current and future quarters.

        Moreover, we have had significant recent turnover among key members of senior management, and may have additional turnover in the future. Our recent restructurings and general cost reductions may create uncertainties for our employees. If we have difficulty motivating and retaining key personnel, it could seriously harm our ability to manage day-to-day operations, develop and deliver technologies, attract and retain customers, attract and retain other employees, and generate revenues.

        Because of the large number of employees whose positions were eliminated in fiscal 2002 and 2003, we may be subject to unanticipated claims or litigation related to employment, employee benefits, or termination. The types of claims could divert the attention and resources of management and could harm our financial condition.

Service revenues may continue to constitute a significant percentage of total revenues, which is likely to reduce our gross margins.

        Our customers often need substantial professional services to integrate our products into their networks. Service revenues typically have a lower gross margin than do license and royalty revenues, and in the past our services gross margins have been negative. If we are unable to maintain good utilization rates for our professional services staff and adequately price our fixed-fee service contracts, our service margins are likely to remain low.

Our success depends on set-top box manufacturers introducing and promoting products that incorporate or operate with our technology.

        Our interactive television client technology operates on digital television set-top boxes manufactured by other companies. No set-top box manufacturer is obligated to introduce or promote set-top boxes incorporating or operating with our technology, to achieve any specific production schedule, or to license from us exclusively. A manufacturer or its customers could choose to support and use only applications and content developed to operate directly with a particular set-top box, which could eliminate the need for our interactive television software platform. As an example, many industry analysts have predicted that North American cable operators will focus on video-on-demand services, which in isolation could operate with set-top boxes that do not require our software. Moreover, although we have focused on developing our interactive television software platform to operate with set-top boxes, consumers may in the future receive interactive television through multi-purpose home entertainment devices or advanced game consoles, using software platforms other than ours. If our technology is not broadly integrated with these devices, or if these devices do not achieve broad acceptance with retailers and consumers, our revenues will not grow quickly and may decline.

A continued downturn in macroeconomic conditions could further reduce sales of our products and services or result in collection difficulties.

        Economic growth in the United States and internationally has slowed significantly and the prospects for near-term economic growth worldwide are uncertain. The global telecommunications industry has been particularly hard hit, with many industry participants publicly reporting decreased revenues and earnings, significant financial restructuring efforts, and reduced capital expenditures, all of which affect their ability to purchase our products and services. Many of our customers rely on debt-based financing and subscriber revenues to fund their capital expenditures, so economic conditions that reduce either of these sources of financing may slow or stop their use of our products and services, or make it more difficult for us to collect receivables. Some of our largest customers are restructuring their debts and have reduced their use of our products and services. Some of our smaller customers may not be able to continue their operations or afford to pay for our products. As a result, we may experience a substantial reduction in revenue if our customers change the timing of their orders, decrease their capital spending, or experience adverse financial conditions.

If we do not meet our financial goals or if our operating results do not improve, our stock price could decline.

        We have withdrawn our guidance regarding future revenues and earnings, including our previous projections for profitability. We expect our future revenues to continue to depend significantly on a small number of relatively large orders for our products and services. We have found it difficult to forecast the timing and amount of specific sales because our sales process is complex and our sales cycle is long. Licensing our products on a site or enterprise basis (as some of our customers have requested) does not generate predictable royalty revenues on a per-subscriber basis, but rather one-time license revenues that would be hard for us to forecast. In some cases, we recognize revenues from services based on the percentage of completion of a services project. Our ability to recognize these revenues may be delayed if we are unable to meet service milestones on a timely basis. Delays in network operators' deployment schedules (which would delay royalty revenues for us) or delays in our receipt of royalty reports could reduce our revenues for any given quarter. As a result, our revenues are likely to vary from period to period and may be difficult to forecast. Because our expenses are relatively fixed in the near term, any shortfall in anticipated revenues could result in greater short-term losses. If we incur greater short-term losses, our business may suffer and our stock price may decline.

        Our deferred revenue balance has declined significantly over time. We may be unable to sustain or replicate our revenues after customers have exhausted their pre-paid balances. Some of our revenues consist of one-time revenues derived from the termination of certain major customers' unused rights to use prepayments for our interactive television products and services. If we cannot substantially increase our sources of sustainable revenues, our business will suffer and our stock price is likely to decline.

        In order to approach profitability, we will have to bring our expenses more closely in line with our revenues. In fiscal 2002 and 2003, as part of our continuing program of expense management, we announced reductions in workforce that affected approximately 475 employees across the company. See Financial Statements, Notes 9 and 19. We also instituted other cost-cutting measures, including restricted travel, facilities consolidation, and mandatory vacations and holiday closures. If these cost-cutting measures are not successful, or if we are unable to increase our revenues, we may need to institute further cost reductions.

        Since our inception, we have not had a profitable reporting period, and may never achieve or sustain profitability. We may continue to incur significant losses and negative cash flows in the future.

Our future license and royalty revenues and margins may decline if our customers license only certain features of our interactive television products and do not deploy them widely or purchase other products or services from us.

        We have developed our interactive television software platform to enable a broad array of interactive television features, and we typically license our entire software platform to our network operator customers. Some network operators are choosing to roll out only certain features of interactive television, such as video-on-demand services, and want to license only certain individual capabilities of our software platform. We have in some cases licensed only some components of our software platform. If our network operator customers do not deploy these or other components widely enough to make up for the resulting lower per-unit license and royalty fees, our license and royalty revenues and margins will decline.

Competition in our market could result in price reductions, reduced gross margins, and loss of market share.

        We face intense competition in licensing our interactive television platform software for networks and set-top boxes. Our principal competitors in this market include Microsoft, OpenTV (including Liberty Broadband Interactive Technologies, its controlling shareholder), and Canal+ Technologies (a subsidiary of Thomson Multimedia). We also face competition from set-top box manufacturers that have their own platform offerings. Additionally, certain interactive television applications developers, such as Gemstar-TV Guide or NDS Group, a partially owned subsidiary of News Corporation, may expand into the interactive television platform market to compete with us.

        We also face intense competition in providing our OSS products and services. In that market, we compete primarily with other providers of OSS products and services targeted at the cable broadband market, such as Alopa Networks, Ceon, Core Networks, IBL, Imagine Broadband, Interactive Enterprises, JacobsRimell, and Lemur Networks. We also at times compete with providers of certain components or products or services that complement our OSS offering, including providers of service diagnostics products, providers of billing and customer care applications or services, large equipment vendors who offer OSS solutions, and systems integrators. We may also face competition from internal information technology departments of larger telecommunication companies, that may elect to develop software in-house rather than buy it from us, and other communications service providers, software developers, and smaller emerging companies. The OSS market sector is extremely competitive, and this competition has reduced the prices we can charge for our software.

        We expect additional competition from other established and emerging companies in the television, computing, software, and telecommunications sectors and from stronger competitors created by the current consolidation among vendors to the telecommunications industry. Increased competition may result in further price reductions, and may also lead to fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues, and loss of market share.

        Several of our competitors have one or more of the following advantages: longer operating histories, larger customer bases, greater name recognition, more patents relating to important technologies, and significantly greater financial, technical, sales and marketing, and other resources. This may place us at a disadvantage in responding to their pricing strategies, technological advances, advertising campaigns, strategic partnerships, and other initiatives. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer or governmental requirements, or to devote greater resources to the development, marketing, and sale of their technologies than we can. In addition, many of our competitors have well-established relationships with our current and potential customers. Some of our competitors, particularly Microsoft, have made and may continue to make large strategic investments in our current and potential customers. Such investments may allow our competitors to strengthen existing relationships or quickly establish new relationships with our current or potential customers.

        Many of our customers and potential customers have publicly announced that they are reducing capital expenditures, and our competitors, even if they have fewer resources or shorter operating histories than we do, have, and may in the future continue to, aggressively cut the prices of their products and services in order to obtain market share. As we compete in this shrinking market, we face increased pricing pressure, which could seriously harm our business, results of operations, and financial condition.

International revenues account for a significant portion of our revenues and are subject to operational risks and currency fluctuations.

        International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the location of the customer. We derive, and may continue to derive a significant portion of our revenues from sources outside the United States. Accordingly, our success will depend, in part, upon international economic, political, legal, and regulatory conditions; our ability to manage international sales and marketing operations; and our ability to collect international accounts receivable. See Financial Statements, Note 15.

        To date, the majority of our revenues and costs have been denominated in U.S. dollars. The effect of changes in foreign currency exchange rates on revenues and operating expenses are reflected in our financial statements. See Financial Statements, Note 2. Changes in international operations may result in increased foreign currency receivables and payables. Although we may, from time to time, undertake foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, we do not currently do so. Accordingly, fluctuations in the value of foreign currency could significantly reduce our international revenues or increase our international expenses.

Acquisitions or dispositions of businesses or product lines could be difficult to implement or integrate and could disrupt our business and dilute stockholder value.

        In August 2002, we completed our acquisition of Sigma Systems Group (Canada), which at the time of the acquisition developed and licensed OSS software to cable operators and telecommunications providers to permit them to create, configure, deliver, and manage subscriber services. We may acquire other businesses in the future in an effort to compete effectively in our market or to acquire new technologies. With our acquisition of Sigma Systems, and with any future acquisitions, it may be difficult to integrate product lines, technologies, personnel, customers, widely dispersed operations, and distinct corporate cultures. These integration efforts have, in some cases, proven more difficult than anticipated and may not succeed or may distract our management from operating our existing business. Our failure to successfully manage current and future acquisitions could seriously harm our operating results. In addition, our stockholders would be diluted if we were to finance acquisitions by incurring convertible debt or issuing equity securities, and our liquidity may be adversely affected if we were to use our cash to make acquisitions.

        We offer various types of products to our customers, including interactive television software, operations support software, and billing software. If we determine that one or more of these businesses or acquisitions is not likely to contribute positively to our cash flow or future revenues, we may seek to sell all or part of our interest to a third party or parties. We may have to sell those assets at a loss, and the process of disengaging from a product line may prove costly and disruptive to our operations or customer relationships.

We have been sued for patent infringement by one of our competitors and may be subject to other third-party intellectual property infringement claims that could be costly and time-consuming to defend. We do not have insurance to protect against these claims.

        On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for the Northern District of California, alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. We have retained O'Melveny & Myers as our legal counsel. We have filed an answer denying OpenTV's allegations and have counter-claimed that OpenTV infringes one of our patents for information retrieval systems. The Court ruled on summary judgment that OpenTV does not infringe one of these patents. We are seeking to have OpenTV's two patents invalidated, requesting a finding that our technology does not infringe OpenTV's patents, and seeking monetary damages and injunctive relief against OpenTV. The court has held a claim construction hearing, and trial is currently scheduled for 2004. Because litigation is by its nature uncertain, we are unable to predict whether we may face any material exposure for damages or the need to alter our software arising from this case.

        We expect that, like other software product developers, we will increasingly be subject to infringement claims as the number of products and competitors developing set-top box software grows, software and business-method patents become more common, and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or external consultants who have worked for independent software vendors or other companies developing products similar to ours. These prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property.

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

Our products may contain errors or be unable to support and manage a large number of users.

        Software development is an inherently complex and subjective process, which frequently results in products that contain errors, as well as defective or non-competitive features or functions. Moreover, our technology is integrated into the products and services of our network operator customers. Accordingly, a defect, error, or performance problem with our technology could cause our customers' cable television or other telecommunications systems to fail for a period of time. Any such failure could cause severe customer service and public relations problems for our customers and could result in delayed or lost revenues or increased expenses due to adverse customer reaction, negative publicity, and damage claims.

        Despite frequent testing of our software's scalability in a laboratory environment and in customer deployments, the ability of our products to support and manage a potentially unlimited number of subscribers is uncertain. If our software does not efficiently scale while maintaining a high level of performance, demand for our products and services and our ability to sell additional products to our existing customers will be significantly reduced.

We must keep pace with the latest technological developments and with changes in the industry and government standards, and any delays or failure in developing and introducing new software products in a cost-effective way could result in a loss of market share or render our technology obsolete.

        The market for network operations software is characterized by evolving industry and governmental standards, rapid technological change, and frequent new product introductions and enhancements. Accordingly, our success will depend in large part upon our ability to adhere to and adapt our products to evolving communications protocols and standards. Therefore, we will need to develop and introduce new products that meet changing customer requirements and emerging industry and governmental standards on a timely and cost-effective basis. We have encountered in the past, and may encounter in the future, delays in completing the development and introduction of new software products. The different products that we have developed for different markets may be costly for us to maintain and improve, especially if the product lines remain separate. Any delays or failure in developing or introducing new products that meet consumer or network operator requirements, technological requirements, or industry or governmental standards could result in a loss of customers and render our products and services obsolete or non-competitive.

We have been named in securities class-action litigation involving the underwriters to our public offerings, which may result in substantial costs and occupy management attention and resources.

        Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our officers and directors as co-defendants. The suits, which have since been consolidated with hundreds of similar suits filed against underwriters and issuers, allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. While we deny allegations of wrongdoing, we have agreed to enter into a settlement of these claims and expect our insurers to cover amounts in excess of our deductible. A suit making similar allegations based on the same facts has also been filed in California state court. We deny any wrongdoing, and we are seeking to have the claims settled or indemnified on favorable terms. Failure to resolve this litigation on favorable terms could result in substantial costs or otherwise harm our business.

Our limited ability to protect our intellectual property and proprietary rights may harm our competitiveness.

        Our ability to compete and continue to provide technological innovation depends substantially upon internally developed technology. We rely primarily on a combination of patents, trademark laws, copyright laws, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary technology. While we have a number of patent applications pending, patents may not be issued from these or any future applications. In addition, our existing and future patents may not survive a legal challenge to their validity or provide significant protection for us.

        The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. If we fail to protect our intellectual property, our competitors could offer products that incorporate our most technologically advanced features, reducing demand for our products and services. Significant portions of our software contain open source-code, which may be subject to claims of ownership by third parties and may require us to pay royalties or otherwise harm our business.

A small group of stockholders owns a majority of our outstanding shares and can exercise significant control over Liberate.

        As of June 30, 2003, five stockholders beneficially owned a total of approximately 56% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control of Liberate.

We may incur net losses or increased net losses if we are required to amortize or impair deferred costs related to the issuance of warrants.

        In fiscal 1999, we entered into agreements to issue warrants to several network operators to purchase up to approximately 4.6 million shares of our stock. Those warrants can be earned and exercised if the network operators satisfy specific milestones within specific time frames. Pursuant to the requirements of Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we will revalue the warrants if appropriate. The fair market value of the warrants is estimated using the Black-Scholes pricing model. Additionally, the value of the warrants is subject to classification as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized, in accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." See Financial Statements, Notes 2 and 11.

        We have in the past accelerated and made other modifications to these warrants to motivate network operators to deploy our software and we may do so again. If the remaining warrants are earned, accelerated, modified, or impaired, we may be required to record additional significant reductions to revenues. We have in the past and may in the future elect to repurchase warrants. As a result of these developments, we could incur net losses or increased net losses for a given period.

We may incur net losses or increased net losses if we are required to record additional significant charges related to excess facilities that we are unable to sublease.

        We have existing commitments to lease office space at our headquarters in San Carlos, California significantly in excess of our needs for the foreseeable future. The commercial real estate market in the San Francisco Bay Area has developed such a large excess inventory of office space that we now believe we will be unable to sublease a substantial portion of our excess office space for some time to come. We recorded excess facilities charges in the first and fourth quarters of fiscal 2002 as well as in the first three quarters of fiscal 2003. If current market conditions for the commercial real estate market worsen, or we conclude that we are not likely to use additional space, we may be required to record additional charges in future periods. See Financial Statements, Note 6.

We may incur increased expenses related to grants of options or other equity awards to our employees.

        Current proposed legislation in Congress and proposals before the International Accounting Standards Board and the Financial Accounting Standards Board ("FASB"), if adopted, may require us to record the value of stock options granted to all or certain of our employees as an expense. If we begin recording these amounts as an expense, either voluntarily or in response to proposed legislation or standards or increasingly compensate our employees in other ways, such as with restricted stock, our net loss would increase.

We may have to cease or delay product shipments if we are unable to obtain key technology from third parties.

        We rely on technology licensed from third parties, including applications that are integrated with internally developed software and used in our products. Most notably, we license certain technologies from BitStream, Macromedia, RealNetworks, RSA, BEA, and Sun Microsystems. These third-party technology licenses may not continue to be available to us on commercially reasonable terms or at all, and we may not be able to obtain licenses for other existing or future technologies that we desire to integrate into our products. If we cannot maintain existing third-party technology licenses or enter into licenses for other existing or future technologies needed for our products, we may be required to cease or delay product shipments while we seek to develop or license alternative technologies. Any delay in our ability to ship products could have a material adverse effect on our company.

New or changed government regulation could significantly reduce demand for our products and services.

        We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to the internet, cable television networks, and other telecommunications content and services. State, federal, and foreign governments may adopt laws and regulations that adversely affect us or our markets in any of the following areas: user privacy, copyrights, consumer protection, taxation of e-commerce, the distribution and modification of programming and content, transmission of advanced television services, the collection and exchange of personally identifiable information, and the characteristics and quality of online products and services.

        In particular, the market for cable television is extensively regulated by a large number of national, state, and local government agencies. New or altered laws or regulations regarding cable television that change its competitive landscape, limit its market, or affect its pricing could seriously harm our business prospects.

We expect our operations to continue to produce negative cash flows in the near term; consequently, if we require additional capital and cannot raise it, we may not be able to fund our continued operations.

        Since our inception, cash used in our operations has substantially exceeded cash received from our operations and this trend may continue. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. At some point in the future, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to develop our products and services, acquire complementary technologies or businesses, open new offices, hire and retain employees, or respond to competitive pressures or new business requirements. Our inability to obtain additional financing on favorable terms, or at all, could have a material adverse effect on our company.

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

  •
  Prohibit stockholder action by written consent, which means that all stockholder actions must be taken at a meeting of the stockholders; and,

  •
  Establish advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

        In addition, Section 203 of the Delaware General Corporation Law and provisions in our stock incentive plans may discourage, delay, or prevent a change in control of our company.

        In May 2003, our board of directors adopted a stockholder rights plan, which is designed to give the board flexibility in responding to unsolicited acquisition proposals.

Item 2. Properties

        As of June 30, 2003, we leased office space in various locations throughout the United States, Canada, and Europe. Our headquarters is located in San Carlos, California. We have development offices in Ontario, Canada, and a sales office in England.

        We leased approximately 181,000 square feet of office space for our headquarters and development offices in San Carlos, California. As of June 30, 2003, approximately 52,000 square feet of our headquarter space was under various sublease agreements ranging from 36- to 38-month terms at an average rate that is less than our cost. Approximately 65,000 square feet of our headquarters office space is available for sublease to third parties. We have engaged a commercial real estate broker to market the remaining space and are exploring other lease options. Additionally, we are reviewing other ways to reduce our cash outflows related to facility leases.

Item 3. Legal Proceedings

        Underwriting Litigation.    Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our officers and directors as co-defendants. The suits, which have since been consolidated with hundreds of similar suits filed against underwriters and issuers, allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. While we deny allegations of wrongdoing, we have agreed to enter into a global settlement of these claims, and expect our insurers to cover amounts in excess of our deductible. A suit making similar allegations based on the same facts has also been filed in California state court.

        OpenTV Patent Litigation.    On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for the Northern District of California, alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. We have retained O'Melveny & Myers as our legal counsel. We have filed an answer denying OpenTV's allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV's patents invalidated, requesting a finding that our technology does not infringe OpenTV's patents, and seeking monetary damages and injunctive relief against OpenTV. The court has held a claim construction hearing, and trial is currently scheduled for 2004. Because litigation is by its nature uncertain, we are unable to predict whether we may face any material exposure for damages or the need to alter our software arising from this case.

        Restatement Class-Action Litigation.    Beginning on October 17, 2002, five securities class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain officers and directors (collectively, the "Class Action Defendants"), which were subsequently consolidated into a single action (the "Class Action"). The law firm of Schiffrin & Barroway has been named to represent the lead plaintiff. The Class Action is based on our announcements in October and November 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. The Class Action generally alleges, among other things, that members of the purported class were damaged when they acquired our securities because, as a result of accounting irregularities, our previously issued financial statements were materially false and misleading, and caused the prices of our securities to be inflated artificially. The Class Action further alleges that, as a result of this conduct, the Class Action Defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, promulgated thereunder. The Class Action seeks unspecified monetary damages and other relief from all Class Action Defendants.

        Restatement Derivative Litigation.    In addition, on or about October 29, 2002, a shareholder derivative action was filed in the California Superior Court for the County of San Mateo, naming us as a nominal party and naming certain of our officers and directors as defendants (collectively, the "Derivative Defendants"). A second shareholder derivative action was filed on or about November 6, 2002. On February 26, 2003, these actions were consolidated into a single action (the "Derivative Action"). The law firm of Robbins Umeda & Fink was named as lead counsel. The Derivative Action is based on substantially the same facts and circumstances as the Class Action and generally alleges that the Derivative Defendants failed to adequately oversee our financial reporting, and thus are liable for breach of their fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets. The Derivative Action also alleges that certain current or former officers and directors are liable for unjust enrichment. The Derivative Action seeks unspecified monetary damages and other relief.

        SEC Investigation.    When we announced that we would restate our financial statements, we contacted the SEC and provided them with additional information regarding our findings. In February 2003, we learned that the SEC had initiated a formal, non-public investigation into the events and circumstances that led to the restatement of our financial statements. We have been cooperating with the SEC and will continue to do so.

        We have retained Skadden, Arps, Slate, Meagher & Flom as our legal counsel in the SEC investigation, Class Action, and Derivative Action. The cost of participating and defending against these actions is substantial and will require the continuing diversion of management's attention and corporate resources.

        We cannot predict or determine the outcome or resolution of the Class Action, the Derivative Action, or the SEC investigation, or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations, and cash flows.

        On August 29 2003, Liberate purchased a $100 million supplemental loss mitigation insurance policy from a AAA/A++ rated insurance carrier to cover damages that may arise from pending securities and derivative litigation related to Liberate's restatement. This policy is in addition to Liberate's existing policies that provide up to $15 million of coverage. Liberate paid a $17.9 million premium for the loss mitigation policy, with a rebate of up to $4.4 million if an eventual settlement or judgment is less than specified amounts. Liberate has certain deductibles under its insurance arrangements for which it is solely responsible.

        Litigation-Related Indemnification Obligations.    We have agreed to indemnify our directors and officers to the fullest extent permitted by Delaware law. As a consequence, we are advancing expenses (including reasonable attorneys' fees) incurred by directors and officers in connection with the Class Action, the Derivative Action, and the SEC investigation. Additionally, we may ultimately be obligated to pay indemnifiable judgments, penalties, fines, and amounts paid in settlement in connection with these proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

        Our common stock has been quoted on the Pink Sheets system under the symbol "LBRT" since January 17, 2003. From July 28, 1999 to January 16, 2003, our common stock was traded on the Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported on the Nasdaq National Market:

Fiscal 2001	High	Low
First Quarter	$34.13	$16.38
Second Quarter	$32.94	$10.63
Third Quarter	$20.56	$9.00
Fourth Quarter	$10.80	$7.09
Fiscal 2002	High	Low
First Quarter	$15.35	$7.75
Second Quarter	$13.95	$7.12
Third Quarter	$12.27	$6.47
Fourth Quarter	$7.60	$4.05

        As of June 30, 2003, the quoted closing price of our common stock on the Pink Sheets system was $2.98 per share, and there were 328 holders of record of our common stock. This does not include the number of persons whose stock is held in "street name" accounts through brokers.

Recent Sales of Unregistered Securities

        During our fiscal year ended May 31, 2002, we did not issue or sell unregistered securities.

Dividend Policy

        We have not paid any cash dividends and we currently have no plan to pay any cash dividends.

Use of Proceeds

        On July 27, 1999, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-78781) for our initial public offering. We have used all of the net proceeds of our initial public offering for general corporate purposes, such as funding our operations and working capital needs.

Item 6. Selected Financial Data, As Restated

        Please read the following selected consolidated financial data in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations;" Item 8, "Financial Statements and Supplementary Data;" and the other financial data included elsewhere in this report. We have derived the Consolidated Statements of Operations data for the years ended May 31, 2000, 2001, and 2002 (as restated), and the Consolidated Balance Sheet data as of May 31, 2001 and 2002 (as restated), from audited consolidated financial statements included in Item 8. We have derived the Consolidated Statements of Operations data for the years ended May 31, 1998 and 1999, and the Consolidated Balance Sheet data as of May 31, 1998, 1999, and 2000 from audited consolidated financial statements not included in this report. These historical results do not necessarily indicate the results to be expected in any future period. See Item 1, "Business—Restatement of

Liberate's Financial Statements for the Fiscal Year Ended May 31, 2002," and Financial Statements, Note 3.

Consolidated Statements of Operations Data

	Years ended May 31,
	1998	1999	2000	2001	2002 (As restated)
	(In thousands, except per share data)
Revenues:
License and royalty(1)	$4,162	$5,281	$2,970	$14,694	$32,251
Service(1)	6,131	12,304	18,850	25,138	38,212

Total revenues	10,293	17,585	21,820	39,832	70,463

Cost of revenues:
License and royalty	3,779	2,279	2,006	1,836	2,091
Service(1)	2,251	8,519	22,804	30,525	40,414

Total cost of revenues	6,030	10,798	24,810	32,361	42,505

Gross margin	4,263	6,787	(2,990)	7,471	27,958

Operating expenses:
Research and development	19,981	18,171	32,271	51,243	44,580
Sales and marketing	14,407	11,730	18,740	24,176	26,137
General and administrative	2,453	3,975	7,837	11,437	12,484
Amortization of goodwill and intangible assets	4,563	6,084	22,081	216,127	220,742
Warrant-related asset impairment	—	—	—	—	44,840
Amortization of warrants(1)	—	18	3,513	10,122	12,047
Excess facilities charges and related asset impairment	—	—	—	—	9,904
Restructuring costs	1,175	—	—	—	3,075
Amortization of deferred stock-based compensation	—	507	2,053	1,884	1,669
Write-off of acquired in-process research and development	58,100	—	1,936	22,425	—

Total operating expenses	100,679	40,485	88,431	337,414	375,478

Loss from operations	(96,416)	(33,698)	(91,421)	(329,943)	(347,520)
Interest income	115	80	11,634	30,191	15,968
Other expense, net	(105)	(21)	(847)	(6,171)	(2,798)

Loss before income tax provision (benefit)	(96,406)	(33,639)	(80,634)	(305,923)	(334,350)
Income tax provision (benefit)	(2,015)	(586)	137	515	737

Net loss	$(94,391)	$(33,053)	$(80,771)	$(306,438)	$(335,087)

Basic and diluted net loss per share	$(890.48)	$(56.60)	$(1.14)	$(2.99)	$(3.16)

Shares used in computing basic and diluted net loss per share	106	584	70,988	102,464	106,144

(1)
We have reclassified certain amounts in accordance with EITF 01-09 and 01-14. See Financial Statements, Note 2.

Consolidated Balance Sheet Data

	As of May 31,
	1998	1999	2000	2001	2002 (As restated)
	(In thousands)
Cash and cash equivalents	$12,138	$33,657	$132,962	$126,989	$111,396
Working capital (deficit)	(18,275)	5,446	232,579	221,275	190,551
Total assets	32,311	70,185	746,187	1,026,475	680,941
Deferred revenues	25,367	40,790	69,132	54,216	25,471
Total long-term liabilities	4,115	4,315	1,929	1,734	7,721
Accumulated deficit	(116,659)	(149,712)	(230,483)	(536,921)	(872,008)
Total stockholders' equity (deficit)	(6,136)	12,226	658,167	949,682	626,019

        The following table represents the respective balances as a percentage of total revenues:

	Years ended May 31,
	1998	1999	2000	2001	2002 (As restated)
Revenues:
License and royalty(1)	40%	30%	14%	37%	46%
Service(1)	60	70	86	63	54

Total revenues	100	100	100	100	100

Cost of revenues:
License and royalty	37	13	9	5	3
Service(1)	22	48	105	76	57

Total cost of revenues	59	61	114	81	60

Gross margin	41	39	(14)	19	40

Operating expenses:
Research and development	194	103	148	129	63
Sales and marketing	140	66	86	61	37
General and administrative	24	23	36	29	18
Amortization of goodwill and intangible assets	44	35	101	543	313
Warrant-related asset impairment	—	—	—	—	64
Amortization of warrants(1)	—	—	16	25	17
Excess facilities charges and related asset impairment	—	—	—	—	14
Restructuring costs	11	—	—	—	5
Amortization of deferred stock-based compensation	—	3	9	5	2
Write-off acquired in-process research and development	565	—	9	56	—

Total operating expenses	978	230	405	848	533

Loss from operations	(937)	(191)	(419)	(829)	(493)
Interest income	1	—	53	76	23
Other expense, net	(1)	—	(4)	(15)	(4)

Loss before income tax provision (benefit)	(937)	(191)	(370)	(768)	(474)
Income tax provision (benefit)	(20)	(3)	—	1	1

Net loss	(917)%	(188)%	(370)%	(769)%	(475)%

(1)
These percentages are based on amounts reclassified in accordance with EITF 01-09 and 01-14. See Financial Statements, Note 2.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as Restated

        We have restated our consolidated financial statements as of, and for the fiscal year ended May 31, 2002 to reflect adjustments made as a result of the investigation discussed in detail in Item 1, "Business—Restatement of Liberate's Financial Statements for the Fiscal Year Ended May 31, 2002 and Revision of Liberate's Financial Results for the Quarter Ended August 31, 2002." See Financial Statements, Note 3 for summary financial statement data that reconciles those items that were affected by the restatement of our financial statements for fiscal 2002 to those same items as they were presented in our original report on Form 10-K filed on August 8, 2002.

Overview

        We are a leading provider of digital infrastructure software and services for cable networks. Our software supports a wide variety of services, including interactive and enhanced TV, on-demand video, service management, and provisioning of voice and high-speed data communications.

        We operate in an industry sector that has been significantly affected by the recent economic downturn, and we believe that our future results of operations will continue to be subject to quarterly variations based upon a wide variety of factors as set forth in Item 1, "Business—Risk Factors."

        In view of the lapse of time since the original filing of our Annual Report on Form 10-K for our 2002 fiscal year, and our concurrent filing of quarterly reports on Form 10-Q for the first, second, and third quarters of our 2003 fiscal year, and Annual Report on Form 10-K for our 2003 fiscal year we are not providing trend information for the following financial information. Please note that in fiscal 2003 our revenues have declined significantly, our operating expenses have declined to some degree due to several reductions in force, and our general and administrative expenses have increased, largely due to the expenses incurred in connection with our restatement and related investigations, litigation, and proceedings. For additional information regarding results of operations for periods after May 31, 2002, including material trends and uncertainties affecting our future business, see Part 1, Item 1, "Financial Statements" and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our reports on Form 10-Q for the first, second, and third quarters and our Annual Report on Form 10-K for our 2003 fiscal year, which are being filed concurrently with this report.

        See Item 1, "Business—Restatement of Liberate's Financial Statements for the Fiscal Year Ended May 31, 2002," and Financial Statements, Note 3, for a discussion of the circumstances surrounding the restatement of our consolidated financial statements for fiscal 2002 and the effects of that restatement.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 of the Financial Statements describes the significant accounting policies used in the preparation of these financial statements. Our critical accounting policies require management to make judgments and estimates in its projections of future events, which could differ from actual events. We describe these critical accounting policies in more detail below.

  Revenue Recognition

        License and Royalty Revenues.    For fiscal 2000, 2001, and 2002, license and royalty revenues consisted principally of fees earned from the licensing of our software, as well as royalty fees earned upon the shipment or activation of products that incorporate our software. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements;"

American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition;" and SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." We recognize revenues from software license fees when the licensed product is delivered, collection is probable, the fee for each element of the transaction is fixed or determinable, there is persuasive evidence of an arrangement, and there is vendor-specific objective evidence supporting allocation of the total fee to all undelivered elements of the arrangement. We may defer revenue where the license arrangement calls for the future delivery of products or services and we do not have vendor- specific objective evidence to allocate a portion of the total fee to the undelivered element. In such cases, revenue is recognized when the undelivered elements are delivered or vendor-specific objective evidence of the undelivered elements becomes available. However, if such undelivered elements consist of services that are essential to the functionality of the software, we recognize license and service revenues using contract accounting, pursuant to SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." If license arrangements include the rights to unspecified future products, revenue is recognized over the contractual or estimated economic term of the arrangement. We typically recognize royalty revenues when a network operator reports that it has shipped or activated products or its rights to deploy such products expire.

        We offset license and royalty revenues by certain expenses as a result of the application of EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." EITF 01-09 generally requires that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or likely to be recognized from that customer.

        We adopted EITF 01-09 on December 1, 2001, and for comparative purposes, we have reclassified our financial statement presentations for prior periods. Adopting EITF 01-09 did not affect our financial position, results of operations, basic and diluted net loss per share, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements, as set forth in Financial Statements, Note 2.

        Service Revenues.    For fiscal 2000, 2001, and 2002, service revenues consisted of consulting, maintenance, and other services. We generally recognize consulting and other service revenues, including non-recurring engineering and training, as services are performed. Where consulting services are performed under a fixed-price arrangement, we recognize revenues on a percentage-of-completion basis. We estimate the percentage of completion using hours incurred to date compared with total hours to complete the project. We recognize no more than 90% of the total contract amount until the project is complete. If we do not have a sufficient basis to measure progress towards completion, we recognize the revenue at completion of the project. When total cost estimates exceed revenues, we accrue for the estimated losses immediately, based upon an average fully-burdened daily rate for the consulting organization. The complexity of the estimation process and issues related to the assumptions, risks, and uncertainties inherent in the application of the percentage-of-completion method of accounting affects the amounts of revenue and related expenses reported in our consolidated financial statements. Maintenance services include both updates and technical support. Maintenance revenues are recognized ratably over the term of the maintenance agreement, and generally range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided. License agreements may include a combination of elements, such as consulting, maintenance, and other services. For license agreements that contain multiple elements, we unbundle the revenue for undelivered elements from the total arrangement based on each element's vendor-specific objective evidence of fair value and defer that revenue until delivery of that element occurs. Once the undelivered elements have been unbundled and valued, we recognize the residual arrangement fees (for the delivered elements), which consist of the value of the arrangement less the vendor-specific objective evidence of fair value of the undelivered elements. Where vendor-specific objective evidence is not determinable for undelivered elements, we defer all revenue until those elements are delivered or until vendor-specific objective evidence of the undelivered elements is determinable.

        Service revenues also include reimbursable expenses billed to customers in accordance with EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," which generally requires that a company recognize travel expenses and other reimbursable expenses billed to customers as revenue. With the adoption of EITF 01-14, we recognize reimbursable expenses as service revenues when there is an agreement to bill the customer for the expenses, the expenses have been incurred and billed, and collection is probable.

        We adopted EITF 01-14 on December 1, 2001, and for comparative purposes, we have reclassified our financial statement presentations for prior periods. Adopting EITF 01-14 did not affect our financial position, results of operations, basic and diluted net loss per share, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements, as set forth in Financial Statements, Note 2.

  Warrants

        We value warrants based on their estimated fair value using the Black-Scholes pricing model as of the earlier of the date that the warrants are earned or the date that it became likely that they would be earned. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. Under the requirements of EITF 96-18, "Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123," we continue to revalue warrants if appropriate. We record the value of warrants as a non-current asset on our Consolidated Balance Sheet and generally amortize warrants over the estimated economic life of the arrangements under which the warrants are issued.

        Under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," which was in effect through May 31, 2002, we periodically reviewed warrants for impairment by initiating a review whenever events or changes in circumstances indicated that the carrying amount of the warrants might not be recoverable. Accordingly, under SFAS 121, we recorded a warrant-related asset impairment for fiscal 2002. On June 1, 2002, we began evaluating warrants for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," which superseded the accounting and reporting provisions of SFAS 121. An assessment of warrants for impairment is subjective by nature, and significant management judgment is required to forecast future revenue streams and projected cash flows. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of warrants. See Financial Statements, Notes 2, 10, and 12.

  Restructuring Costs

        We record restructuring costs in accordance with EITF No. 94-03, "Liability Recognition of Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring," and Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges." Severance costs include those expenses related to severance pay, related employee benefit obligations, and the acceleration of certain stock option grants in connection with terminated employees. Our executive management approves the scope of any reductions in force. Facilities costs include obligations under non-cancelable leases for facilities we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of intangible assets and amounts expected to be paid in connection with terminated contracts. As of January 1, 2003, we adopted SFAS No. 146, "Accounting for Exit or Disposal Activities," which addresses the treatment of porting costs associated with exit or disposal activities and nullifies EITF 94-03. See Financial Statements, Notes 2, 9, and 19.

        We have recorded, and may record in the future, significant restructuring costs in connection with reductions in force and the consolidation of our research and development activities into our development centers in San Carlos, California, and Ontario, Canada. In some cases, these costs were based on management estimates. See Financial Statements, Notes 9 and 19.

  Equity Investments

        We have seen significant declines in the value of our equity investments in private companies. Because our cumulative ownership percentage of each company is less than 20%, we recorded these investments on our consolidated balance sheet at cost. We periodically evaluated our equity investments for impairment, initiating a review whenever events or changes in circumstances indicated that the carrying amount of an investment might not be recoverable. Accordingly, we recorded write-downs for fiscal 2001 and 2002 for equity investments that had been permanently impaired.

        Effective June 1, 2002, we began evaluating our equity investments for impairment in accordance with SFAS 144. We continue to consider various factors in determining whether we should recognize an impairment charge, including an entity's cash available for operations, performance to budget, general business condition, ability to obtain additional working capital, and business plan. Negative changes in these factors could materially impair our equity investments. Significant management judgment is required to determine whether the value of these equity investments has become impaired. See Financial Statements, Notes 2, 10, and 19.

  Goodwill and Intangible Assets

        Under SFAS 121, which was in effect through May 31, 2002, we periodically reviewed intangible assets, including goodwill, for impairment, initiating a review whenever events or changes in circumstances indicated that the carrying amount of a long-lived asset might not be recoverable. We measured recoverability of an asset by comparing its carrying amount to the expected future undiscounted cash flows (without interest charges) that it was expected to generate.

        On June 1, 2002, we began evaluating intangible assets for impairment in accordance with SFAS 144, which superseded the accounting and reporting provisions of SFAS 121. An assessment of intangible assets is subjective by nature, and significant management judgment is required to forecast future operating results and projected cash flows. If our estimates or related assumptions change in the future, theses changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill.

        We adopted SFAS 142 "Goodwill and Other Intangibles," on June 1, 2002. In accordance with the provisions of SFAS 142, the value of an assembled workforce which was previously included in intangible assets, is now considered a part of goodwill. Under SFAS 142, goodwill and the value of an assembled workforce are no longer subject to amortization over their estimated useful lives. Prospectively, we will assess the value of goodwill and the value of an assembled workforce at least once a year. Additionally, an acquired intangible asset will be separately recognized if its benefit comes through contractual or other legal rights, or if it can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. See Financial Statements, Notes 2 and 19.

  Excess Facilities Charges and Related Asset Impairment

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

        Effective June 1, 2002, we began evaluating our facilities and related long-lived assets for impairment in accordance with SFAS 144, which superseded the accounting and reporting provisions of SFAS 121. Significant management judgment is required in order to estimate the magnitude of the excess facilities charges and related asset impairment. These estimates are based on many factors, including current real estate market rates and conditions, anticipated occupancy rates, and forecasted future sublease income. As of January 1, 2003, we adopted SFAS No. 146 which addresses accounting for and reporting costs associated with exit or disposal activities, including excess facilities charges and related asset impairment associated with reductions in force, and nullifies EITF 94-03. See Financial Statements, Notes 2, 6, and 19.

  Allowance for Doubtful Accounts

        Management periodically evaluates the adequacy of our allowance for doubtful accounts. In order to do this, we evaluate our accounts receivable at the end of each accounting period for amounts that we believe are subject to collection risk. We perform this evaluation by reviewing customer financial statements and available credit information, historical collection experience with each customer, and the age of each outstanding receivable. Significant management judgment is required in determining the adequacy of the allowance for doubtful accounts. Changes in market or customer conditions could affect this evaluation. See Financial Statements, Notes 2 and 3.

  Litigation

        Management's estimate of liability related to pending litigation is based on claims for which we can estimate the amount and range of loss with a reasonable degree of confidence. We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we specifically accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time the accrual is recorded. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our financial position or results of operations. See Financial Statements, Notes 2, 10, and 19.

  Accounting for Income Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities and assets are determined based on the differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the period in which the differences are expected to be reversed. We are required to estimate our income tax liability in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposures and assess the temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We regularly assess whether we will likely be able to use these tax assets and if we determine that we are not likely to be able to use them, we will record a valuation allowance that offsets their full value. We concluded that a full valuation allowance was required for fiscal 2000, 2001, and 2002. See Financial Statements, Notes 2 and 19.

  Accounting for Stock-based Compensation

        We account for outstanding stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," using intrinsic values as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, when the exercise price of a stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, we typically do not recognize compensation expense (except for the deferred stock-based compensation recorded in connection with our initial public offering or for amendments to outstanding options) for options granted to employees. See Financial Statements, Notes 2, 12, and 13.

Results of Operations

  Revenues

        For fiscal 2000, 2001, and 2002, we generated license and royalty revenues by licensing our client and server products, applications, and tools, primarily to network operators that provide television services, and, in a small number of cases, to set-top box manufacturers. We generated service revenues from consulting, maintenance, and other services provided in connection with those licenses. As discussed above in "Effects of Recent Accounting Pronouncements," the adoption of EITF 01-09 and 01-14 has affected our presentation of all revenue components for the past and present periods reported in this Form 10-K/A. See Financial Statements, Note 2.

        A portion of our revenues from fiscal 2000 through 2002 and of our deferred revenue balances during those periods arose from pre-payments we received in fiscal 1999 and 2000 from a limited number of North American network operators. By the end of fiscal 2002, we had recognized a total of $23.7 million in revenue (excluding the impact of warrant-related revenue offsets) from the pre-payments of these large North American network operators. In some cases, we recognized revenue upon termination of a customer's right to credit these fees for services or software deployment.

        Total revenues were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
			(As restated)
Total revenues	$21,820	$39,832	$70,463

Increase, year over year		$18,012	$30,631

Percentage increase, year over year		83%	77%

        Domestic and international revenues as a percentage of total revenues were as follows:

	Years ended May 31,
	2000	2001	2002
			(As restated)
International revenues	39%	67%	67%
Domestic (U.S.-based) revenues	61%	33%	33%

Total revenues	100%	100%	100%

        License and Royalty.    License and royalty revenues were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
			(As restated)
License and royalty revenues	$2,970	$14,694	$32,251

Percentage of total revenues	14%	37%	46%

Increase, year over year		$11,724	$17,557

Percentage increase, year over year		395%	119%

        License and royalty revenues increased from fiscal 2000 to fiscal 2001, primarily due to increased deployments to our customers' subscribers, partially offset by the effects of EITF 01-09. See Financial Statements, Note 2. Warrant-related amortization offset to revenues was $7.3 million for fiscal 2000 and $13.1 million for fiscal 2001.

        License and royalty revenues increased from fiscal 2001 to fiscal 2002, primarily due to the expiration and recognition of unused prepaid fees of approximately $11.6 million in fiscal 2002. This increase was partially offset by a decrease in royalty revenues of $2.9 million as a result of a slowdown in digital unit deployments from some of our customers. Our European customers also incurred lower per unit royalty rates as they achieved volume discount pricing levels. In addition, license and royalty revenues increased in fiscal 2002 due to the effects of EITF 01-09 which caused the warrant-related amortization offset to decrease significantly. This offset decreased from $13.1 million for fiscal 2001 to $5.0 million for fiscal 2002 which resulted in an increase in license and royalty revenue of $8.1 million. The warrant offset in fiscal 2002 included a charge of $1.1 million related to warrant repurchases. See Financial Statements Note 2.

        Service.    Service revenues were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
			(As restated)
Service revenues	$18,850	$25,138	$38,212

Percentage of total revenues	86%	63%	54%

Increase, year over year		$6,288	$13,074

Percentage increase, year over year		33%	52%

        Service revenues increased from fiscal 2000 to fiscal 2001, and from fiscal 2001 to fiscal 2002, primarily due to the continued growth in our customer base, which resulted in an increase in the amount of integration, implementation, and support services that we provided. Additionally, in fiscal 2002, maintenance revenues from certain of our customers increased because of higher deployment levels. These customers pay maintenance fees based on cumulative license fees and activation royalties incurred. The amendment of certain service contracts with customers, which allowed us to recognize revenues for services that we had previously performed in advance of finalizing the contract also contributed to the growth for fiscal 2002.

        Service revenues decreased as a percentage of total revenues from fiscal 2000 to fiscal 2001 as well as from fiscal 2001 to fiscal 2002, reflecting higher license and royalty revenues.

  Cost of Revenues

        Total cost of revenues was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
			(As restated)
Cost of revenues	$24,810	$32,361	$42,505

Percentage of total revenues	114%	81%	60%

Increase, year over year		$7,551	$10,144

Percentage increase, year over year		30%	31%

        License and Royalty.    Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. Cost of license and royalty revenues was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
			(As restated)
Cost of license and royalty revenues	$2,006	$1,836	$2,091

Percentage of license and royalty revenues	68%	12%	6%

Increase (decrease), year over year		$(170)	$255

Percentage increase (decrease), year over year		(8)%	14%

        Cost of license and royalty revenues did not change materially from fiscal 2000 to fiscal 2001, or from fiscal 2001 to fiscal 2002. Cost of license and royalty revenues decreased as a percentage of license and royalty revenues from fiscal 2000 to fiscal 2001 and from fiscal 2001 to fiscal 2002 primarily due to the increase in license and royalty revenues.

        Service.    Cost of service revenues consists primarily of salary and other related costs for employees and external contractors. Cost of service revenues was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002
			(As restated)
Cost of service revenues	$22,804	$30,525	$40,414

Percentage of service revenues	121%	121%	106%

Increase, year over year		$7,721	$9,889

Percentage increase, year over year		34%	32%

        Cost of service revenues increased in absolute dollars from fiscal 2000 to fiscal 2001 as the number of both permanent employees and external contractors grew primarily through direct hiring. Service headcount grew from 53 employees at the beginning fiscal 2000 to 116 employees at the end of fiscal 2001. This increase was net of a marked decline in fiscal 2001 of development personnel working on customer projects.

        Cost of service revenues increased in absolute dollars from fiscal 2001 to fiscal 2002 primarily because higher sales and customer deployments of our software drove more integration and consulting services for our customers. Cost of service revenues decreased as percentage of service revenues from fiscal 2001 to fiscal 2002. This decrease in 2002 was primarily due to the increase in maintenance revenues from some of our European customers as a result of these customers reaching higher deployment levels which decreases the cost in relation to the revenue. Additionally, this decrease was partially due to the amendment of certain services contracts with customers, which allowed us to recognize $1.9 million of service revenues in fiscal 2002 for work performed primarily in 2001. Also contributing to this decrease is the expiration and recognition of unused prepaid service fees of $1.8 million in fiscal 2002 partially offset by $522,000 of unused prepaid service fees in fiscal 2001.

Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salary, employee-related expenses, and costs for external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses reported were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Research and development	$32,271	$51,243	$44,580

Percentage of total revenues	148%	129%	63%

Increase (decrease), year over year		$18,972	$(6,663)

Percentage increase (decrease), year over year		59%	(13)%

        Research and development expenses increased in absolute dollars from fiscal 2000 to fiscal 2001 primarily due to increased staffing and employee-related expenses. Research and development headcount grew from 119 employees at the beginning of fiscal 2000 to 270 employees at the end of fiscal 2001. Much of this growth was a result of the SourceSuite and MoreCom acquisitions.

        Research and development expenses decreased from fiscal 2001 to fiscal 2002 due to decreases in spending for external contractors of $4.5 million and employee-related expenses, including salaries, benefits, and travel of $2.8 million. These decreases were partially offset by increased depreciation expense of $837,000. In addition, fiscal 2001 reflected the recognition of $906,000 of offsets to research and development expenses that were a result of our professional services agreement with Source Media in fiscal 2001 that allowed us to transfer certain costs from research and development to professional services cost of revenues. In February 2002, we restructured operations to close our research and development offices in Horsham, Pennsylvania and Murray City, Utah. As a result of this restructuring, as well as normal attrition, our research and development headcount decreased from 270 employees in fiscal 2001 to 231 employees in fiscal 2002. See Financial Statements, Notes 9 and 19.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other employee-related expenses for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and facilities for regional offices. Sales and marketing expenses were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Sales and marketing	$18,740	$24,176	$26,137

Percentage of total revenues	86%	61%	37%

Increase, year over year		$5,436	$1,961

Percentage increase, year over year		29%	8%

        Sales and marketing expenses increased in absolute dollars from fiscal 2000 to fiscal 2001 due to increased business levels that resulted in increased staffing and employee-related expenses, as well as increased spending for trade shows, public relations, marketing research, and international expansion. Sales and marketing headcount grew from 44 employees at the beginning of fiscal 2000 to 69 employees at the end of fiscal 2001.

        Sales and marketing expenses increased in absolute dollars from fiscal 2001 to fiscal 2002 because of a $1.3 million increase in employee bonuses paid in fiscal 2002. Additionally as sales and marketing headcount grew from 69 employees in fiscal 2001 to 79 employees in fiscal 2002 to meet increased business levels, employee-related expenses grew an additional $268,000. Also contributing to the higher expenses for fiscal 2002 were increased depreciation of $478,000 and increased spending for external contractors of $375,000. These increases were partially offset by a decrease in marketing communications expense of $543,000 and computer, voice, and data expenses of $266,000.

        General and Administrative.    General and administrative expenses consist primarily of salaries and other employee-related expenses for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; and non-income-based taxes. General and administrative expenses were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
General and administrative	$7,837	$11,437	$12,484

Percentage of total revenues	36%	29%	18%

Increase, year over year		$3,600	$1,047

Percentage increase, year over year		46%	9%

        General and administrative expenses increased in absolute dollars from fiscal 2000 to fiscal 2001, primarily due to increased business levels that resulted in increased employee-related expenses and the establishment of the infrastructure necessary to support our expansion. General and administrative headcount grew from 24 employees at the beginning of fiscal 2000 to 40 employees at the end of fiscal 2001.

        General and administrative expenses increased in absolute dollars from fiscal 2001 to fiscal 2002, primarily due to $982,000 million of increased employee-related expenses, as headcount grew from 40 employees in fiscal 2001 to 46 employees in fiscal 2002 to accommodate increased business levels. In addition, during fiscal 2002, we recorded non-income based taxes related to our Horsham, Pennsylvania operations of $334,000. These increases were partially offset by decreases in professional fees of $864,000 for fiscal 2002.

        Amortization of Goodwill and Intangible Assets.    Goodwill and intangible assets represent the purchase price of companies that we have acquired in excess of identified tangible assets and are amortized over three years. See Financial Statements, Notes 4 and 19. From our inception through May 31, 2002, we have recorded goodwill and intangible assets related to three acquisitions:

  •
  In August 1997, we acquired Navio and recorded $18.3 million of goodwill that became fully amortized in Q1 FY01.

  •
  In March 2000, we acquired the Virtual Modem assets of SourceSuite and recorded $185.5 million of goodwill and $6.5 million of intangible assets.

  •
  In June 2000, we acquired MoreCom and recorded $468.0 million of goodwill and $2.9 million of intangible assets.

        Amortization of goodwill and intangible assets was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Goodwill amortization expense	$21,535	$213,052	$217,718
Intangible assets amortization expense	546	3,075	3,024

Amortization of goodwill and intangible assets	$22,081	$216,127	$220,742

Percentage of total revenues	101%	543%	313%

Increase, year over year		$194,046	$4,615

Percentage increase, year over year		879%	2%

        Amortization of goodwill and intangible assets increased from fiscal 2000 to fiscal 2001 due to amortization expense related to the acquisitions of SourceSuite in late fiscal 2000 and MoreCom in fiscal 2001. Amortization of goodwill and intangible assets increased slightly from fiscal 2001 to fiscal 2002 as we recorded a full year of amortization expense for MoreCom compared to only eleven months of amortization expense for the prior year. We adopted SFAS 142 on June 1, 2002. In accordance with the provisions of SFAS 142, the value of an assembled workforce which was previously included in intangible assets, is now considered a part of goodwill. Additionally, goodwill and the value of an assembled work force is no longer subject to amortization over their estimated useful lives, therefore eliminating amortization expense of $202.6 million for fiscal 2003. See Financial Statements, Notes 2 and 19.

        Warrant-Related Asset Impairment.    In fiscal 2002, we recorded warrant-related asset impairment expense of $44.8 million under the provisions of SFAS 121. This impairment charge reduced the carrying value of certain warrant-related assets to a level equal to the associated expected future revenues. Based on strong economic factors and management's judgment, we were not required to record warrant-related asset impairment expense for fiscal 2000 or fiscal 2001. Beginning June 1, 2002, we evaluated warrants for impairment in accordance with SFAS 144. See "Critical Accounting Policies" above and Financial Statements, Notes 2 and 19.

        Amortization of Warrants.    We amortize warrants that have been valued over their estimated useful life, generally five years. Warrant amortization expense includes that portion of periodic expense for those warrants that is not offset to revenues. See Financial Statements, Notes 12 and 19. Warrant amortization expense was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Amortization of warrants	$3,513	$10,122	$12,047

Percentage of total revenues	16%	25%	17%

Increase, year over year		$6,609	$1,925

Percentage increase, year over year		188%	19%

        Warrant amortization expense increased from fiscal 2000 to fiscal 2001 as certain network operators earned additional warrants to purchase shares of our common stock in late fiscal 2000. These warrants were valued and began to amortize in May 2000. Those warrants carried a full year of amortization expense for fiscal 2001 compared to less than one-half of a year of amortization expense for fiscal 2000. The increase in amortization expense for fiscal 2001 was partially offset by an increase in the amount of warrant amortization expense that was classified as offsets to revenues through the adoption of EITF 01-09. See Financial Statements, Note 2. Amortization expenses classified as offsets to revenues increased from $7.3 million for fiscal 2000 to $13.1 million for fiscal 2001.

        Warrant amortization expense increased from fiscal 2001 to fiscal 2002 because we reclassified less amortization expense as an offset to revenues ($13.1 million in fiscal 2001 versus $3.8 million in fiscal 2002.) See Financial Statements, Note 2. This increase was partially offset by a reduction in the actual amount of periodic amortization expense due to the impairment of warrant-related assets in fiscal 2002.

        In fiscal 2001, we offset more warrant amortization to revenues related to network operators who had made prepayments that we had recorded as deferred revenue. In some cases, those offsets decreased in fiscal 2002 as all available amounts of deferred prepayments had been absorbed against offsets for prior years. This increase in warrant amortization expense was partially offset by a decrease in the periodic amount of warrant amortization charged to operating expenses as a result of the impairment of warrant-related assets discussed above. The impairment, valued at $44.8 million, reduced warrant amortization by $7.3 million for fiscal 2002. See Financial Statements, Notes 12 and 19.

        Excess Facilities Charges and Related Asset Impairment.    We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future and do not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future. We record excess facilities charges and related asset impairment when we believe that the future cash flows will not cover the carrying amounts of those assets. For fiscal 2002, we recorded excess facilities charges and related asset impairment of $9.9 million. Of that amount, $9.3 million related to a change in estimated future income from excess facilities and represented the remaining lease commitment on the excess facilities, net of expected sublease income. Additionally, approximately $600,000 of that amount related to the impairment of certain long-lived assets, including leasehold improvements, that we estimated would not generate future cash flows sufficient to cover their carrying amounts. We did not record excess facilities charges and related asset impairment for fiscal 2000 or fiscal 2001. See Financial Statements, Note 19.

        Restructuring Costs.    Restructuring costs include severance costs, facilities costs, and other costs. Severance costs include those expenses related to severance pay and related employee benefit obligations, including the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of intangible assets, disposal of fixed assets, and amounts paid in connection with terminated contracts. See Financial Statements, Notes 9 and 19.

        We recorded $3.1 million of restructuring costs for fiscal 2002, which consisted of $2.5 million of restructuring costs and $616,000 of expenses related to the impairment of fixed assets. We did not record restructuring costs for fiscal 2000 or fiscal 2001. See Financial Statements, Notes 9 and 19. Restructuring costs for fiscal 2002 consisted of the following components (in thousands):

Salaries and employee-related expenses	$978
Disposal of fixed assets	616
Write-down of intangible assets	500
Lease commitments	438
Acceleration of certain stock option grants	281
Other items	262

Restructuring costs	$3,075

        As a result of our restructuring plans, we expect to realize annualized cost reductions of approximately $8 million in employee-related expenses.

        Amortization of Deferred Stock-based Compensation.    Deferred stock-based compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date, which were granted prior to our initial public offering. We amortize stock-based compensation for stock options granted to employees and others on a straight-line basis over the vesting period of such options. Amortization of deferred stock-based compensation expense was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Amortization of deferred stock-based compensation	$2,053	$1,884	$1,669

        The decrease in amortization for deferred stock-based compensation for each of the fiscal years was attributable to employee terminations and, to a lesser extent, to the completion of vesting of certain employee options.

        Write-off of Acquired In-Process Research and Development.    The write-off of acquired in-process research and development expense consists of the value of research projects and products that were in process on the date of certain acquisitions that, we believe, had not reached technological feasibility and had no alternative future use. In fiscal 2000, we recorded $1.9 million of acquired in-process research and development expense related to our acquisition of SourceSuite. For fiscal 2001, we recorded $22.4 million of acquired in-process research and development expense related to our acquisition of MoreCom. The value of the in-process research and development was determined by using the income approach, which measures the present value and anticipated future benefit of the intangible asset. See Financial Statements, Notes 4 and 19. We did not record acquired in-process research and development expense for fiscal 2002.

Interest Income

        Interest income consists of interest earned on our cash and cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Interest income	$11,634	$30,191	$15,968

        Interest income increased from fiscal 2000 to fiscal 2001, primarily due to interest income on proceeds from our initial public offering of common stock in July 1999, our secondary offering in February 2000, and purchase of our common stock by Cisco in July 2000. See Financial Statements, Note 12. Interest income decreased from fiscal 2001 to fiscal 2002, primarily due to lower cash balances, declining market interest rates, and the reinvestment of some of our longer-term investments previously invested at higher yields.

Other Expense, Net

        Other expense, net consists of write-downs of equity investments that have been permanently impaired, losses on disposals of fixed assets, foreign currency exchange gains and losses, and other non-operating income and expenses. The components of other expense, net were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Other (income) expense	$61	$(914)	$(54)
Loss on equity investments	—	5,300	1,400
Loss on fixed assets	604	630	1,144
Exchange loss	182	1,155	308

Other expense, net	$847	$6,171	$2,798

Percentage of total revenues	4%	15%	4%

Increase (decrease), year over year		$5,324	$(3,373)

Percentage increase (decrease), year over year		629%	(55)%

        Other expense, net increased from fiscal 2000 to fiscal 2001, primarily due to a $5.3 million write-down for certain private equity security investments whose value was permanently impaired and an increase of $1.0 million for foreign exchange losses recorded for intercompany transactions. These increases in expenses were partially offset by an increase in other income of $1.0 million primarily related to sublease income and a gain on an investment that was sold prior to its maturity date.

        Other expense, net decreased from fiscal 2001 to fiscal 2002, primarily due to a decrease of $3.9 million of impairment expense recorded for certain private equity security investments whose value was permanently impaired. Additionally, foreign exchange losses resulting from the translation of non-US dollar assets and liabilities to US dollars decreased by $847,000 from fiscal 2001 to fiscal 2002. These decreases were partially offset by a decrease in other income of $861,000 in fiscal 2002 primarily related to decreases in sublease income. Loss on disposal of fixed assets increased by $514,000 from fiscal 2001 to fiscal 2002 due to the disposal of capital software not used and the disposal of excess fixed assets in our Utah and Pennsylvania operations. See Financial Statements, Notes 2 and 19.

Income Tax Provision

        Income tax provision consists of foreign withholding tax expense and foreign and state income taxes. Income tax provision was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Income tax provision	$137	$515	$737

        Income tax provision increased from fiscal 2000 to fiscal 2001 and from fiscal 2001 to fiscal 2002, primarily due to increased foreign revenues and operating activities, resulting in increased foreign withholding and income taxes. In addition, state income tax expense increased for fiscal 2002. See Financial Statements, Note 14.

        As of May 31, 2002, we had federal and state net operating loss carry-forwards of $365.8 million and $101.8 million, respectively, and tax credits totaling $10.9 million. The federal and state net operating loss carry-forwards expire at various dates between 2005 and 2022. The tax credits expire at various dates between 2011 and 2022. The Tax Reform Act of 1986 imposes substantial restrictions on the use of net operating losses and tax credits in the event of an ownership change of a corporation. Our ability to use net operating loss carry-forwards on an annual basis may be limited as a result of a prior ownership change in connection with private sales of equity securities, and accordingly, we have provided a full valuation allowance on the deferred tax asset because of this uncertainty. We account for deferred taxes under SFAS 109, which requires the evaluation of a number of factors concerning the realizability of our deferred tax assets, including factors such as our history of operating losses, expected future losses, and the nature of our deferred tax assets. In the future, we expect income tax expense to be comprised of state taxes, foreign withholding taxes, and international taxes.

Liquidity and Capital Resources

  Cash Flows

        Our principal source of liquidity as of May 31, 2002 was cash and cash equivalents of $111.4 million and short-term investments of $106.2 million. Additionally, as of May 31, 2002, our long-term investments were valued at $183.4 million and included $10.4 million of equity investments. See Financial Statements, Note 5. Through the end of fiscal 2002, we raised cash to fund our operations through a series of public and private offerings of our securities.

        Cash Flows From Operating Activities.    Net cash used in operating activities increased from $16.8 million in fiscal 2000 to $62.0 million in fiscal 2001. Net cash used in operating activities decreased from $62.0 million in fiscal 2001 to $60.9 million in fiscal 2002.

        For fiscal 2000, net cash used in operating activities of $16.8 million was comprised of a net loss of $80.8 million, $39.8 million of non-cash adjustments to reconcile net loss to net cash used in operating activities, $3.7 million of prepaid expenses and other current assets, and $2.5 million of accrued liabilities. These amounts were offset by $28.3 million of deferred revenues and $2.1 million of accrued payroll and related expenses.

        For fiscal 2001, net cash used in operating activities of $62.0 million was comprised of a net loss of $306.4 million, $275.1 million of non-cash adjustments to reconcile net loss to net cash used in operating activities, $14.9 million of deferred revenues, $8.1 million of accounts receivable, $4.7 million of accrued liabilities, and $3.2 million of prepaid expenses.

        For fiscal 2002, net cash used in operating activities of $60.9 million was comprised of a net loss of $335.1 million, $295.7 million of non-cash adjustments to reconcile net loss to net cash used in operating activities, $28.7 million of deferred revenues, and $2.0 million of accounts receivable. These amounts were offset by $6.4 million of other long-term liabilities, $2.0 million of prepaid expenses and other current assets, and $942,000 of accounts payable.

        As of May 31, 2002 deferred revenues were $25.5 million, reflecting a decrease of $28.7 million from the prior year. The majority of this decrease resulted from customers using prepaid products and services and the amendment of certain contract terms with several of our large North American network operators. During fiscal 2002, we amended these contract terms in order to encourage more timely deployments and predictable revenue streams. These amended agreements provided that network operators could use their prepaid royalty, license, or service balances in future quarters. If they failed to do so, portions of the unused balances expire at the end of each quarter and are recognized as revenue. In connection with these amendments, some of the network operators also provided marketing commitments and we provided temporary deployment discounts, acceleration of vesting of pre-existing warrants, or both. Deferred revenues also decreased due to our recognition of $11.6 million in deferred revenues related to legacy products, in some cases as a result of the termination of license agreements.

        Cash Flows From Investing Activities.    Net cash used in investing activities decreased from $297.6 million in fiscal 2000 to $51.6 million in fiscal 2001. For fiscal 2002, net cash provided by investing activities was $36.7 million.

        For fiscal 2000, net cash used in investing activities of $297.6 million included $379.2 million used to purchase investments, $10.9 million used to purchase property and equipment for our new facilities, $8.8 million held as restricted cash, and $4.0 million used to purchase equity investments, offset by $105.3 million of proceeds received from the maturation of investments.

        For fiscal 2001, net cash used in investing activities of $51.6 million included $488.6 million used to purchase investments, $11.5 million used to purchase property and equipment, and $11.2 million used to purchase equity investments, offset by $458.3 million of proceeds received from the maturation of investments, and $1.5 million of cash resulting from the MoreCom acquisition.

        For fiscal 2002, net cash provided by investing activities of $36.7 million included $415.9 million of proceeds received from the maturation of investments, offset by $371.2 million used to purchase investments, $5.7 million used to purchase property and equipment, and $1.9 million used to purchase equity investments.

        Cash Flows From Financing Activities.    Net cash provided by financing activities decreased from $413.6 million for fiscal 2000 to $107.1 million for fiscal 2001. For fiscal 2002, net cash provided by financing activities decreased to $8.7 million.

        For fiscal 2000, net cash provided by financing activities of $413.6 million included $297.2 million of proceeds from our secondary public offering in February 2000, $97.8 million of proceeds from our initial public offering in July 1999, $12.5 million of proceeds from our private placement in July 1999, and $6.4 million of proceeds from the issuance of common stock to employees, directors, and external consultants through our stock option plans, and to employees in connection with purchases through our employee stock purchase plan.

        For fiscal 2001, net cash provided by financing activities of $107.1 million included $100.0 million of proceeds from our private placement in July 2000, and $7.8 million attributable to the issuance of common stock to employees, directors, and external consultants through our stock option plans, and to employees in connection with purchases through our employee stock purchase plan.

        For fiscal 2002, net cash provided by financing activities of $8.7 million included $9.4 million of proceeds from the issuance of common stock to employees, directors, and external consultants through our stock option plans, and to employees in connection with purchases through our employee stock purchase plan. This amount was offset by payments made for capital lease obligations.

Contractual Obligations

        A summary of our contractual obligations as of May 31, 2002, some of which are discussed in more detail below, are as follows (in thousands):

		Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases(1)	$48,040	$6,769	$12,275	$14,472	$14,524
Equity investment obligations(2)	1,600	850	750	—	—
Employment agreements(3)	1,577	1,577	—	—	—
Unconditional purchase obligations(4)	1,125	1,125	—	—	—
Capital lease obligations	306	296	10	—	—

Total contractual obligations	$52,648	$10,617	$13,035	$14,472	$14,524

(1)
Does not include common area maintenance expenses for our headquarters of approximately $15.6 million through the lease term.

(2)
Equity investment obligations are discussed below.

(3)
These obligations consist of payments due under employment agreements. See "Subsequent Developments" below and Financial Statements, Note 19.

(4)
The unconditional purchase obligations consist of a commitment due to MediaOne discussed in the section below titled "Unconditional Purchase Obligations," in Subsequent Developments, and in Financial Statements, Note 19.

  Equity Investment Obligations

        In June 2001, we committed to invest up to $2.0 million in China Broadband (H.K.) for reinvestment in a Chinese joint venture that makes interactive television software. In fiscal 2002, we made an investment of $750,000. See Financial Statements, Notes 10 and 19.

        In May 2002, we entered into a debenture purchase agreement committing us to loan ExtendMedia up to $350,000 in phases through the end of calendar 2002. The loan is secured by certain assets of ExtendMedia, carries an annual interest rate of 6.5%, and is due on May 31, 2005. See Financial Statements, Notes 2, 10, and 19.

        Employment Agreements.    In January 2001, we entered into employee retention agreements with Coleman Sisson, Donald Fitzpatrick, and David Limp. Each retention agreement was to provide $818,000 in periodic payments to each officer who achieved two years of continuous service through January 2003. During fiscal 2002, we paid $292,000 to each of these executive officers under these agreements. See "Subsequent Developments" below and Financial Statements, Notes 10, 16, and 19.

        Unconditional Purchase Obligations.    In March 2002, we agreed to repurchase for $1.1 million 400,000 unvested warrants that we had previously issued to MediaOne of Colorado and MediaOne of Michigan (each a wholly owned subsidiary of AT&T Broadband.) That purchase occurred in fiscal 2003. See "Subsequent Developments" below and Financial Statements, Notes 10, 12, and 19.

        Cash Requirements.    Since our incorporation, we raised a significant amount of capital by selling small equity positions to a number of investors, by issuing shares of our stock to the public, by conducting a secondary public offering, and through private offerings of our stock. In addition to funding normal operating expenses, we anticipate that we will use this cash to finance our operations, pay outstanding commitments, and acquire products and technologies to complement our existing business. We believe that the net proceeds from our various offerings, together with cash and cash equivalents generated from operations, if any, will be sufficient to meet our working capital requirements for the next twelve months. We expect that net cash used in operations for fiscal 2003 will exceed net cash used in operations of $60.9 million for fiscal 2002.

Litigation

        For a discussion of our pending litigation and related matters, see Item 3, "Legal Proceedings" and Financial Statements, Note 10.

Restatement of Liberate's Quarterly Results of Operations (Unaudited)

        Based upon the results of the audit committee's investigation, we are restating our unaudited consolidated quarterly balance sheets as of November 30, 2001, February 28, 2002, and May 31, 2002 and the related consolidated statements of operations and statements of cash flows for the quarters then ended. The following summary quarterly financial statement data reconciles those items that were affected by the restatement of our financial statements for these quarters of fiscal 2002 to those same items as they were presented in our original reports on Form 10-Q for the second and third quarters of fiscal 2002 and our original Form 10-K for fiscal 2002. See Item 1, "Business—Restatement of Liberate's Financial Statements for the Fiscal Year Ended May 31, 2002," for a discussion of the circumstances surrounding the restatement of our financial statements for fiscal 2002. We are concurrently filing amendments to our quarterly reports on Form 10-Q for the second and third quarters of fiscal 2002 to present the effects of the restatement on those quarters.

        The adjustments to certain line items of our unaudited consolidated statement of operations data for the quarter ended November 30, 2001, were as follows (in thousands, except for basic and diluted net loss per share):

	Three months ended November 30, 2001
	As previously reported	Restatement adjustments	As restated
Revenues:
License and royalty	$9,320	$(736)	$8,584
Service	11,088	(1,497)	9,591

Total revenues	20,408	(2,233)	18,175

Cost of revenues:
License and royalty	550	—	550
Service	10,046	68	10,114

Total cost of revenues	10,596	68	10,664

Gross margin	9,812	(2,301)	7,511

Total operating expenses	125,672	138	125,810

Loss from operations	(115,860)	(2,439)	(118,299)
Interest income	4,217	—	4,217
Other expense, net	(678)	(1)	(679)

Loss before income tax provision	(112,321)	(2,440)	(114,761)
Income tax provision	186	—	186

Net loss	$(112,507)	$(2,440)	$(114,947)

Basic and diluted net loss per share	$(1.06)	$(0.03)	$(1.09)

        The adjustments to certain line items of our unaudited consolidated statement of operations data for the quarter ended February 28, 2002, were as follows (in thousands, except for basic and diluted net loss per share):

	Three months ended February 28, 2002
	As previously reported	Restatement adjustments	As restated
Revenues:
License and royalty	$10,675	$72	$10,747
Service	13,008	(1,818)	11,190

Total revenues	23,683	(1,746)	21,937

Cost of revenues:
License and royalty	657	—	657
Service	10,355	126	10,481

Total cost of revenues	11,012	126	11,138

Gross margin	12,671	(1,872)	10,799

Total operating expenses	81,099	(333)	80,766

Loss from operations	(68,428)	(1,539)	(69,967)
Interest income	3,453	—	3,453
Other income (expense), net	(769)	1	(768)

Loss before income tax provision	(65,744)	(1,538)	(67,282)
Income tax provision	303	—	303

Net loss	$(66,047)	$(1,538)	$(67,585)

Basic and diluted net loss per share	$(0.62)	$(0.01)	$(0.63)

        The adjustments to certain line items of our unaudited consolidated statement of operations data for the quarter ended May 31, 2002, were as follows (in thousands, except for basic and diluted net loss per share):

	Three months ended May 31, 2002
	As previously reported	Restatement adjustments	As restated
Revenues:
License and royalty	$8,976	$(4,886)	$4,090
Service	10,000	(995)	9,005

Total revenues	18,976	(5,881)	13,095

Cost of revenues:
License and royalty	406	—	406
Service	9,923	452	10,375

Total cost of revenues	10,329	452	10,781

Gross margin	8,647	(6,333)	2,314

Total operating expenses	78,586	(33)	78,553

Loss from operations	(69,939)	(6,300)	(76,239)
Interest income	2,948	—	2,948
Other income (expense), net	(1,239)	1	(1,238)

Loss before income tax provision	(68,230)	(6,299)	(74,529)
Income tax provision (benefit)	230	(201)	29

Net loss	$(68,460)	$(6,098)	$(74,558)

Basic and diluted net loss per share	$(0.64)	$(0.06)	$(0.70)

Quarterly Results of Operations, as Restated (Unaudited)

        The following table (in thousands) incorporates the restated unaudited consolidated quarterly financial data from the periods indicated. We derived this table from our consolidated financial statements, and, in our opinion, it includes all adjustments necessary to present fairly the financial results for the periods.

Consolidated Statements of Operations

	Three months ended
	Aug 31, 2000	Nov 30, 2000	Feb 28, 2001	May 31, 2001	August 31, 2001		Nov 30, 2001 (As restated)	Feb 28, 2002 (As restated)	May 31, 2002 (As restated)
	(Unaudited)
Revenues:
License and royalty(1)	$(1,470)	$563	$7,669	$7,932	$8,830		$8,584	$10,747	$4,090
Service(1)	5,102	6,278	6,299	7,459	8,426		9,591	11,190	9,005

Total revenues	3,632	6,841	13,968	15,391	17,256		18,175	21,937	13,095

Cost of revenues:
License and royalty	611	650	499	76	478		550	657	406
Service(1)	5,607	6,376	8,171	10,371	9,444		10,114	10,481	10,375

Total cost of revenues	6,218	7,026	8,670	10,447	9,922		10,664	11,138	10,781

Gross margin	(2,586)	(185)	5,298	4,944	7,334		7,511	10,799	2,314

Operating expenses:
Research and development	12,094	11,416	14,758	12,975	12,521		10,951	11,093	10,015
Sales and marketing	5,024	5,717	5,816	7,619	6,603		6,346	6,689	6,499
General and administrative	2,582	2,637	2,932	3,286	3,391		3,050	3,087	2,956
Amortization of goodwill and intangible assets	50,261	55,288	55,289	55,289	55,210		55,211	55,210	55,111
Warrant-related asset impairment	—	—	—	—	—		44,840	—	—
Amortization of warrants(1)	—	558	4,782	4,782	4,711		4,782	1,407	1,147
Excess facilities charges and related asset impairment	—	—	—	—	7,479	(2)	—	—	2,425
Restructuring costs	—	—	—	—	—		—	3,075	—
Amortization of deferred stock-based compensation	499	476	464	445	434		630	205	400
Write-off of acquired in-process research and development	22,425	—	—	—	—		—	—	—

Total operating expenses	92,885	76,092	84,041	84,396	90,349		125,810	80,766	78,553

Loss from operations	(95,471)	(76,277)	(78,743)	(79,452)	(83,015)		(118,299)	(69,967)	(76,239)
Interest income	7,656	8,292	7,898	6,345	5,350		4,217	3,453	2,948
Other income (expense), net	(200)	(369)	454	(6,056)	(113	)(2)	(679)	(768)	(1,238)

Loss before income tax provision	(88,015)	(68,354)	(70,391)	(79,163)	(77,778)		(114,761)	(67,282)	(74,529)
Income tax provision	204	—	—	311	219		186	303	29

Net loss	$(88,219)	$(68,354)	$(70,391)	$(79,474)	$(77,997)		$(114,947)	$(67,585)	$(74,558)

(1)
We reclassified certain amounts in accordance with EITF 01-09 and 01-14. See Financial Statements, Note 2.

(2)
Certain amounts have been reclassified.

Legal Proceedings

        For a discussion of related matters, see Item 3, "Legal Proceedings" and Financial Statements, Note 10.

Valuation of In-Process Research and Development

        In connection with our acquisitions of SourceSuite, MoreCom, and Sigma Systems, we had outside appraisal firms determine the fair value of each company's identifiable assets to help us allocate the purchase price among various acquired assets, including in-process research and development. Assets identified generally included in-process research and development, developed technology, assembled workforce, installed customer base, and goodwill. See Financial Statements, Notes 2, 4, and 19.

  SourceSuite Acquisition

        Our appraisers allocated the purchase price of the assets acquired in the SourceSuite acquisition by identifying assets through interviews with SourceSuite management, reviewing data for comparable companies, and assessing SourceSuite's financial plans. The assets they identified consisted primarily of existing technology, assembled workforce, customers, in-process research and development, trademarks, and goodwill.

        The value of SourceSuite's in-process technology and existing technology was determined based on the income approach, which measures the present worth and anticipated future benefits of the intangible assets. The income approach allocates revenue to existing and in-process technology, deducts appropriate expenses and economic rents, charges for the use of other assets, and then calculates a present value of after-tax cash flows attributable to the technology. In the case of in-process technology, the cost to complete the technology is not deducted and the expected cash flows are multiplied by the percentage of completion of each project. Revenue was allocated to the existing and in-process technology by estimating the number of man-years invested in both the existing and in-process technology, discounted by the projected obsolescence of each technology. The percentage of completion of each in-process project was determined by dividing the number of man-years invested as of the valuation date by the estimated total number of man-years to completion. A weighted average cost of capital was calculated by applying the Capital Asset Pricing Model to comparable public companies, using a discount rate of 25% to value the existing technology, and a discount rate of 30% to value the in-process technology, taking into account the additional risk associated with the technology.

        A variation of the income approach, called the relief from royalty approach, was used to value the trademarks. The assembled workforce was valued using the cost approach, using the estimated cost to recruit and train a comparable workforce. We adopted SFAS 142 on June 1, 2002. In accordance with the provisions of SFAS 142, the value of an assembled workforce which was previously included in intangible assets, is now considered a part of goodwill. Additionally, goodwill and the value of an assemble work force is no longer subject to amortization over their estimated useful lives.

  MoreCom Acquisition

        Our appraisers allocated the purchase price of the assets acquired in the MoreCom acquisition by identifying assets through interviews with MoreCom management, reviewing data for comparable companies, and assessing MoreCom's financial plans. The assets they identified consisted primarily of patents, assembled workforce, customers, in-process research and development, and goodwill. At the time of acquisition, MoreCom's products were under various stages of development and had not been released to beta.

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

        The customer relationships and assembled workforce were valued using the cost approach. Under this approach, the value is calculated based on the costs we avoided through obtaining the relationships and workforce from the acquired party rather than incurring the costs to assemble them independently. Therefore, the fair value of the acquired customer relationships was calculated as the costs which we avoided spending in recreating similar functional customer relationships. We determined the value of an assembled workforce by calculating the costs we avoided by obtaining a pre-existing, trained, and fully efficient team rather than incurring the costs to assemble this team ourselves. We adopted SFAS 142 on June 1, 2002. In accordance with the provisions of SFAS 142, the value of an assembled workforce which was previously included in intangible assets, is now considered a part of goodwill. Additionally, goodwill and the value of an assemble work force is no longer subject to amortization over their estimated useful lives.

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS 141 and SFAS 142. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 provides that goodwill is no longer subject to amortization over its estimated useful life. Prospectively, we will assess the value of goodwill at least once a year. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. As of May 31, 2002, our consolidated balance sheet included $211.0 million of goodwill and intangible assets, net of accumulated amortization. This amount reflected a prior write-down of $500,000 for other intangible assets related to restructuring costs. See Financial Statements, Notes 2. Of this balance, $208.8 million related to goodwill and the remainder consisted of intangible assets, including patents, trademarks, existing technology, customer relationships, and assembled workforce. Upon the adoption of SFAS 142 on June 1, 2002, we reclassified $526,000 attributable to the value of an assembled workforce as goodwill rather than intangible assets and immediately tested the goodwill balance for impairment. The test resulted in a impairment of $209.3 million that was recorded as a change in the effect of accounting principle in Q1 FY03. Additionally, when we adopted SFAS 142, we stopped amortizing the unimpaired remaining balance of goodwill thereby eliminating goodwill amortization expense (including amounts for assembled workforce) of $202.3 million for fiscal 2003. Amortization of goodwill and intangible assets was $22.1 million for fiscal 2000, $216.1 million for fiscal 2001, and $220.7 million for fiscal 2002. Of those amounts, $21.5 million for fiscal 2000, $213.1 million for fiscal 2001, and $217.7 million for fiscal 2002 related to goodwill. See Financial Statements, Note 19.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. This statement will be effective in fiscal 2004. Although we have not yet assessed the impact of adopting SFAS 143, we do not expect that the adoption will materially affect our financial position, results of operations, or cash flows.

        In October 2001, the FASB issued SFAS 144, which superseded the accounting and reporting provisions of SFAS 121 and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We adopted SFAS 144 for our fiscal year beginning June 1, 2002, and do not expect that the adoption will have a material impact on our financial position, results of operations, or cash flows. Through the end of fiscal 2002, we evaluated long-lived assets for impairment in accordance with SFAS 121.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted SFAS 145 for our fiscal year beginning June 1, 2002, and do not expect that the adoption will materially affect our financial position, results of operations, or cash flows.

        In June 2002, the FASB issued SFAS 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 also establishes accounting standards for costs related to termination of a contract that is not a capital lease and certain involuntary termination benefits for employees. Under SFAS 146, severance packages for employees in transition are earned and expensed as the exit transition is completed. Our restructurings tend to include transitional employees whose costs were accrued immediately under EITF 94-03. SFAS 146 covers exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not materially affect the dollar impact of our restructuring charges on our consolidated financial statements, but did affect the timing of when those restructuring charges were recognized, generally causing them to be recognized in a later quarter.

        In November 2002, the EITF reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002, and the adoption did not have an impact on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." Under SFAS 148, we are required to disclose the impact on net income and earnings per share assuming the adoption of SFAS 123. This disclosure requirement is effective for both quarterly reports filed on Form 10-Q and annual reports filed on Form 10-K for fiscal years ended after December 31, 2002.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have any ownership in any variable interest entities as of May 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. We believe that the adoption of SFAS 150 will not have a material effect on our financial position, results of operations, or cash flows.

Effects of Recent Accounting Pronouncements

        Effective December 1, 2001, we adopted EITF 01-09. EITF 01-09 generally requires that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized from that customer. In accordance with the transition guidance in EITF 01-09, adoption required the reclassification of financial statement presentations for prior periods presented for comparative purposes. Adopting EITF 01-09 did not affect our financial position, results of operations, basic and diluted net loss per share, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements by reducing revenues and expenses by corresponding amounts.

        In January 2002, the FASB issued EITF 01-14, which generally requires that a company recognize as revenue travel expenses and other reimbursable expenses billed to customers. We adopted EITF 01-14 on December 1, 2001, and for comparative purposes, we reclassified our financial statement presentations for prior periods. Adopting EITF 01-14 did not affect our financial position, results of operations, basic and diluted net loss per share, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our consolidated financial statements. See Financial Statements, Note 2.

Subsequent Developments

  Business Developments

        A number of developments adversely affected our business operations and financial results following the end of our 2002 fiscal year. Among these developments were: (i) the disruption of our business resulting from our announcement of our need to restate our financial results, our failure to timely file our periodic reports, and our delisting from the Nasdaq National Market; (ii) the significant decline in deployments by European customers, several of whom were facing financial difficulties; (iii) the reluctance of North American customers to commit to deployments of our interactive television software; (iv) the challenge of integrating Sigma Systems into our operations; and (v) the significant reductions in our workforce and turnover among our executive officers. As a result of these developments and others, we have incurred significant costs, our revenues have declined substantially, and we have had difficulty acquiring new business. See Item 1, "Business—Risk Factors."

  Goodwill Impairment

        On June 1, 2002, we adopted SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets," which required that we no longer amortize goodwill and the value of an assembled workforce, but rather test these assets for impairment immediately upon the date of adoption and at least once a year. The test for impairment under SFAS 142 resulted in a goodwill impairment of $209.3 million, including the net value of our assembled workforce asset of $526,000 that we had reclassified to goodwill as of June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle on our condensed consolidated statements of operations for Q1 FY03.

        Additionally, as a result of the annual test for impairment under SFAS 142, in Q4 FY03, we wrote off $31.5 million of goodwill related to our acquisition of Sigma Systems.

  Equity Investments

        During fiscal 2003, we wrote-down $12.2 million of equity investments that had been permanently impaired, reducing the value of our net equity investments to zero.

        Two Way TV ("TWTV").    In July 2002, we committed to loan TWTV up to £509,000, approximately $811,000, in phases through December 2002. The loan is secured by certain assets of TWTV, carries an annual interest rate of 20%, plus a one-time 5% facility fee, and is due on June 30, 2004. At our discretion, we may convert this loan into common equity of TWTV. Additionally, for every £1 drawn down from us under the loan facility, we earned warrants to purchase shares of TWTV common stock. See Financial Statements, Note 8

        Between July 2002 and November 2002, TWTV drew down the full amount from us under this loan facility and issued warrants to us to purchase 254,462,000 shares of TWTV common stock, which we immediately exercised. Upon full conversion of all debt and warrants issued to us in this transaction, our ownership percentage will remain under 20%, and we do not exert significant influence over TWTV's business and financial decisions.

        MetaTV.    In July 2002, we purchased shares of Series D Preferred Stock of MetaTV for a total purchase price of $410,000 and received a warrant to purchase 85,984 shares of MetaTV's Series D Preferred Stock.

        ExtendMedia.    In the first nine months of fiscal 2003, we loaned $350,000 to ExtendMedia under the debenture purchase agreement dated May 31, 2002.

        Sportvision.    In August 2002, we entered into an agreement to loan Sportvision $200,000. The loan had a maturity of eighteen months and bore interest at the rate of 5% per annum. In December 2002, the debt and interest automatically converted into shares of Series B Preferred Stock.

        China Broadband (H.K.)    In fiscal 2003, we concluded that based on breaches by China Broadband (H.K.) of its representations and warranties, our prior obligation to make further investment in its Chinese joint venture had terminated.

  Equity Repurchases

        On July 25, 2002, we repurchased 3,963,780 shares of our common stock beneficially owned by Cisco for an aggregate purchase price of $10.0 million. The purchase price per share of $2.5117 was our average stock price, less a 2% discount, for the ten consecutive trading days ending on the last trading day prior to July 18, 2002. Following the repurchase, these shares became authorized and unissued shares.

        In August 2002, we paid MediaOne $1.1 million to repurchase 400,000 unvested warrants. See Financial Statements, Notes 10 and 12.

  Suspension of 1999 Employee Stock Purchase Plan

        In January 2003, because we were not current in our periodic reports with the SEC, we terminated the offering period of our 1999 Employee Stock Purchase Plan before the purchase of shares scheduled for March 31, 2003 and refunded contributions to employees.

  Acquisition of Sigma Systems

        In August 2002, we acquired the outstanding capital stock of Sigma Systems, a privately-held corporation based in Toronto, Canada, for $60.4 million in cash, before deducting $22.3 million of cash received in connection with the acquisition. We also assumed Sigma Systems' unvested employee options with a fair value of $1.9 million, agreed to satisfy certain obligations of Sigma Systems to its employees in the aggregate amount of $3.0 million, and incurred acquisition costs of approximately $1.3 million. The total consideration and acquisition costs were $66.6 million, and we accounted for the acquisition as a purchase

        At the time of acquisition, Sigma Systems developed and marketed operational support systems ("OSS") software that let network operators create, deploy, monitor, and maintain digital subscriber services. Through this acquisition, we sought to expand our product offerings for network operators. In September 2002, Sigma Systems changed its legal name to Liberate Technologies (Toronto) Ltd. We have included the results of operations of Sigma Systems in our consolidated financial statements since August 8, 2002. We may incur additional charges associated with this transaction in subsequent periods to reflect the costs of this acquisition.

        We have allocated the total purchase price consideration of $66.6 million as follows (in thousands):

Cash	$22,314
Receivables and other current assets	2,232
Property, plant and equipment	672
Liabilities assumed	(3,586)
Deferred compensation	184
In-process research and development	300
Intangible assets	9,830
Goodwill	34,630

Total consideration	$66,576

        We immediately wrote off $300,000 of acquired in-process research and development that had not reached technological feasibility and had no alternative future use. The value of Sigma Systems' in-process research and development was determined by using the income approach, which measures the present worth and anticipated future benefit of the intangible asset. We included the write-off of acquired in-process research and development in operating expenses on our condensed consolidated statement of operations.

        We also used the income approach to determine the value of Sigma Systems' existing products and technology, customer lists, and order backlog, and trademarks. Based on these valuations, we recorded $9.8 million of intangible assets that we will amortize on a straight-line basis over an estimated useful life of three years. Intangible assets consisted of $9.2 million of existing technology and $630,000 of customer lists and order backlog and trademarks. We also recorded $34.6 million of goodwill, which represents the purchase price in excess of the identified net tangible and intangible assets. In accordance with SFAS 142, we will not amortize goodwill, but will review it for impairment at least once a year.

  Rights Plan

        In May 2003, our board of directors adopted a stockholder rights plan, which is designed to give the board flexibility in responding to unsolicited acquisition proposals. Under the plan, rights were distributed as a dividend at the rate of one right for each share of Liberate common stock held by stockholders of record as of the close of business on May 30, 2003. Each right will initially entitle stockholders to buy a fraction of a share of preferred stock. The rights will generally be exercisable only if a person or group acquires beneficial ownership of at least 15% of our common stock or starts a tender or exchange offer that would give them beneficial ownership of at least 15% of our common stock. The rights plan will expire on May 30, 2013.

  Bylaw Amendment

        In May 2003, our board of directors amended our bylaws to provide that a majority of stockholders can remove directors for any reason (rather than permitting removal only upon a two-thirds vote and for cause), and to provide that stockholders may not call special meetings of stockholders.

  Restructuring Costs

        As part of our ongoing efforts to control costs, we effected a reduction in force in July and August 2002. This action resulted in a headcount reduction of 106 employees. As a result of these actions, we expect to record restructuring costs of approximately $2.2 million in Q1 FY03, which are primarily comprised of salary and employee-related expenses. In addition, as a result of this restructuring, we are evaluating the need for additional asset impairment. In conjunction with this reduction of force, we terminated the employment of our chief strategy officer, David Limp. See "Executive Compensation" below.

        During the quarter ended August 31, 2002, management determined that the February 2002 restructuring was substantially complete. Accordingly, we reversed $210,000 of restructuring reserves in Q1 FY03.

        In January 2003, we announced a further reduction in force. We terminated the employment of 228 employees. Under SFAS 146, we initially expected to record a total restructuring charge of $5.3 million comprised of salary and employee-related expenses. In fiscal 2003 we recorded approximately $5.1 million of the estimated $5.3 million charge and expect to incur approximately $4,000 more.

        In April 2003, we announced another reduction in force. This action resulted in a headcount reduction of 75 employees, worldwide, with 32 on transition plans as of May 31, 2003. Under SFAS 146, we expect to record a total restructuring charge of approximately $2.3 million comprised of salary and employee-related expenses. For the quarter ended May 31, 2003, we recorded approximately $2.1 million of the estimated $2.3 million charge. We expect to record the remainder in subsequent periods.

  Lease Commitments and Amendments

        In connection with our acquisition of Sigma Systems, we assumed an existing lease to occupy approximately 41,000 square feet of office space in Toronto, Ontario, Canada. Under this lease, which terminates on November 30, 2009, we are obligated to pay approximately $30,000 per month. The monthly lease payment will increase at predetermined dates and rates over the lease term.

        In January 2003, we amended our current facilities operating lease in London, Ontario, Canada to include an additional 5,000 square feet, bringing the total space under lease at that location to 25,000 square feet. This lease runs through December 31, 2007.

  Executive Compensation

        Outstanding Executive Loans.    In July 2002, David Limp repaid the full principal and interest due under his promissory note. In November 2002, Donald Fitzpatrick repaid $275,000 of the principal amount of his promissory note. According to the terms of Mr. Fitzpatrick's promissory note, his outstanding balance of $225,000 and all accrued interest was due 60 days from December 27, 2002, the date of the termination of his employment. As of June 30, 2003, Mr. Fitzpatrick had not repaid the balance of this loan and we have recorded a reserve to cover our potential loss. In January 2003, Coleman Sisson repaid the full principal and interest of $561,000 due under his promissory note. See Financial Statements, Note 16.

        Fiscal 2001 Executive Retention Agreements.    In July 2002, Mr. Limp left Liberate as part of a reduction in force and realignment of management roles, which triggered a payment of the remaining $526,000 under his retention agreement. During fiscal 2003, we paid Mr. Fitzpatrick $219,000 under his January 2001 retention agreement. In connection with the events leading to the restatement of our financial statements, we terminated Mr. Fitzpatrick's employment on December 27, 2002, before additional payments were due. During fiscal 2003, we paid Mr. Sisson the remaining $526,000 due under his January 2001 retention agreement. See Financial Statements, Note 16.

        Fiscal 2003 Executive Retention Agreements.    In June 2002, we entered into a new employee retention agreement with each of Mitchell Kertzman, Mr. Sisson, Mr. Fitzpatrick, and Kent Walker. Under the terms of these agreements, in the event of a change of control followed within one year by the officer's actual or constructive termination, the officer would have been guaranteed total payments of twice the officer's total cash compensation in the prior fiscal year, up to a maximum of $750,000.

        In March and April 2003, we entered into new employee retention agreements with David Lockwood, Patrick Nguyen, Gregory Wood, Philip Vachon, Coleman Sisson, and Kent Walker. Under the terms of the retention agreements, in the event of a change of control of Liberate that is followed within one year by the officer's actual or constructive termination, the officer will receive a payment equal to twice his total taxable compensation for the prior fiscal year, with a minimum payment of $500,000 and a maximum payment of $750,000. These agreements supersede the previous employee retention agreements that we entered into with Mr. Sisson and Mr. Walker.

        Senior Management Bonus Plan and Sales Commission Plan.    In July 2002, the compensation committee of the board of directors approved a senior management bonus plan under which Mr. Kertzman, Mr. Sisson, and Mr. Walker would have been eligible to receive bonuses if we had achieved specified revenue and operating expense targets.

        In July 2002, the compensation committee also approved a sales commission plan under which Mr. Fitzpatrick would be eligible to receive commissions based on achievement of revenue and earnings targets. During fiscal 2003, we paid Mr. Fitzpatrick $31,000 under his sales commission plan.

        Termination of Executive's Employment.    In connection with Mr. Limp's departure in July 2002, we entered into a separation agreement and mutual release of claims with him. Under the terms of this agreement, we paid Mr. Limp an amount equal to his salary and on-target bonuses for fiscal 2002 in addition to the payment under his retention agreement described above.

        Consulting Agreements.    In September 2002, we entered into a consulting agreement with Mr. Limp in which we agreed to pay him not less than $10,000 per month for consulting services. We paid Mr. Limp approximately $123,000 under this consulting agreement, which terminated in March 2003. In November 2002, we entered into a letter agreement with Philip Vachon, in which we agreed to pay him $56,500 per month for advisory services through February 28, 2003. We subsequently extended that agreement through April 11, 2003, at which time Mr. Vachon became president—Liberate International.

        Option Grants.    In March 2003, we agreed to amend the terms of outstanding option grants to Mr. Sisson and Mr. Walker so that they would become fully vested upon certain employment termination events in connection with a change of control of Liberate. The compensation committee of the board also approved new options grants of 1.3 million shares to each of Mr. Lockwood, Mr. Wood, and Mr. Nguyen and 1.7 million shares to Mr. Vachon.

        In July 2002, in order to retain qualified independent directors, the board approved the grant of options to purchase 50,000 shares of our stock to each of the three independent board members. These options have an exercise price of $2.42 per share, which was the closing price of the stock on the date of grant, and vest monthly over four years.

  Fiscal 2003 Financial Results

        Our unaudited financial results for the three months ended August 31, 2002, the three months and six months ended November 30, 2002, and the three months and nine months ended February 28, 2003, have been disclosed on our Forms 10-Q filed concurrently with this report. In addition, we filed our Annual Report on form 10-K for fiscal 2003 concurrently with this report.

  Discontinued Operations

        In August 2002, we acquired the outstanding capital stock of Sigma Systems. In accordance with SFAS 142, we determined that Sigma Systems had two reporting units, OSS and Bill-Care. Subsequently, in May 2003, we sold the business and assets related to Bill-Care to Sigma Software Solutions, Inc, a company owned by certain former shareholders of Sigma Systems, for consideration of $1.0 million in cash. We recorded a loss of $177,000 arising on the sale of discontinued operations in the fourth quarter of fiscal 2003. We reclassified $1.2 million of revenue and $2.3 million of net loss as part of discontinued operations for the year ended May 31, 2003.

  Sale of Our Stock by Oracle

        In July 2003, Delphi Asset Management (a wholly-owned subsidiary of Oracle Corporation) filed a report on Form 4 with the SEC disclosing that it had disposed of all its 33 million shares of our common stock.

  Management Changes

        In June 2003, Mitchell Kertzman and Coleman Sisson resigned from their positions as officers and directors of Liberate. The board of directors expanded to seven positions and the board elected David Lockwood, Patrick S. Jones, and Robert R. Walker to fill the vacancies. The board also named Mr. Lockwood as chairman and chief executive officer, Gregory S. Wood as executive vice president and chief financial officer, Patrick Nguyen as executive vice president—corporate development, and Kent Walker as executive vice president—corporate and legal affairs, general counsel, and secretary and confirmed the April 2003 appointment of Philip Vachon as president—Liberate International.

  Loss Mitigation Insurance Policy

        On August 29, 2003 Liberate purchased a $100 million supplemental loss mitigation insurance policy from a AAA/A++ rated insurance carrier to cover damages that may arise from pending securities and derivative litigation related to Liberate's restatement. This policy is in addition to Liberate's existing policies that provide for up to $15 million of coverage. Liberate paid a $17.9 million premium for the loss mitigation policy, with a rebate of up to $4.4 million if an eventual settlement or judgment is less than specified amounts. Liberate has certain deductibles under its insurance arrangements for which it is solely responsible.

  Expected Sale of OSS Division

        In September 2003, we announced that we are actively exploring the sale of our OSS division, and that we expect to reach a definitive agreement in the near future. The division is based in Toronto, Ontario and employs approximately 100 professionals. It had net assets of approximately $1.1 million as of May 31, 2003, and had revenues of approximately $2.3 million for fiscal 2003 following our acquisition of Sigma Systems in August 2002. There can be no assurance that we will consummate such a sale on reasonable terms or at all.

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

Foreign Currency Risk

        We transact business in various foreign currencies and, accordingly, are subject to adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues has not been material, as the majority of our revenues are earned in U.S. dollars. For our foreign subsidiaries whose functional currency is the local currency, we translate assets and liabilities to U.S. dollars using the period-end exchange rates and translate revenues and expenses to U.S. dollars using average exchange rates during the period. We report exchange gains and losses arising from translation of foreign subsidiary financial statements in Financial Statements, Note 2 and on our Consolidated Statements of Stockholders' Equity. We do not currently use financial instruments to hedge these operating expenses, but we continue to assess the need to use financial instruments to hedge currency exposures.

Equity Price Risk

        As of May 31, 2002, we had gross investments of $17.1 million in our portfolio of companies. The fair value of those equity investment was $10.4 million as of May 31, 2002, including write-downs of $5.3 million in fiscal 2001 and $1.4 million in fiscal 2002, relating to the impairment of the fair value of these equity investments. We are exposed to equity price risk on the marketable portion of equity investments that we hold, typically as the result of strategic investments in third parties, which are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our equity investments were other than temporary. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." In May 2003, we wrote down the remaining value of each of our equity investments to zero.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Liberate Technologies:

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 122 present fairly, in all material respects, the financial position of Liberate Technologies and its subsidiaries at May 31, 2002, and the results of their operations and their cash flows for the year ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended May 31, 2002, listed in the index appearing under Item 15(a)(2) on page 122 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Liberate Technologies and its subsidiaries as of May 31, 2001, and for each of the two years in the period ended May 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those consolidated financial statements in their report dated June 21, 2001.

        As discussed above, the consolidated financial statements of Liberate Technologies and its subsidiaries as of May 31, 2001, and for each of the two years in the period ended May 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 2, these financial statements have been revised. We audited the adjustments described in Note 2 that were applied to revise the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

        As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the year ended May 31, 2002.

                      /s/ PricewaterhouseCoopers LLP

San Jose, California
June 24, 2002,
(except for Note 19 and except for the matters disclosed under the heading "restatement" in Note 3 and Note 10 as to which the date is September 12, 2003).

PLEASE NOTE:

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our annual report on Form 10-K for the year ended May 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this annual report. See Exhibit 23.2 for further discussion. This audit report was issued before our adoption of EITF 01-09 and 01-14 in December 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Liberate Technologies:

        We have audited the accompanying consolidated balance sheets of Liberate Technologies (a Delaware corporation) and subsidiaries as of May 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

                      /s/ ARTHUR ANDERSEN LLP

San Jose, California
June 21, 2001

LIBERATE TECHNOLOGIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	May 31,
	2001	2002 (As restated)
Assets
Current assets:
Cash and cash equivalents	$126,989	$111,396
Short-term investments	149,161	106,228
Accounts receivable, net of allowance for doubtful accounts of $493 and $550, as of May 31, 2001 and 2002, respectively	11,055	12,975
Receivable from affiliate	174	174
Prepaid expenses and other current assets	8,955	6,979

Total current assets	296,334	237,752
Property and equipment, net	19,085	14,500
Goodwill and intangible assets, net	432,223	210,981
Long-term investments	184,757	183,409
Warrants	83,243	22,791
Restricted cash	8,788	9,199
Notes receivable from officers	1,534	1,618
Other assets	511	691

Total assets	$1,026,475	$680,941

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,699	$2,641
Accrued liabilities	13,389	13,720
Accrued payroll and related expenses	5,083	5,073
Current portion of capital leases	672	296
Deferred revenues	54,216	25,471

Total current liabilities	75,059	47,201
Long-term capital leases, net of current portion	389	10
Long-term excess facilities charges	—	5,828
Other long-term liabilities	1,345	1,883

Total liabilities	76,793	54,922

Commitments and contingencies (Notes 10 and 19)
Stockholders' equity:
Preferred stock, $0.01 par value; Authorized—20,000,000 shares; Outstanding—none as of May 31, 2001 and 2002	—	—
Common stock, $0.01 par value; Authorized—200,000,000 shares; Outstanding—104,702,095 shares as of May 31, 2001 and 107,583,119 shares as of May 31, 2002	1,047	1,076
Contributed and paid-in-capital	1,488,007	1,497,596
Deferred stock-based compensation	(3,087)	(1,163)
Accumulated other comprehensive income	636	518
Accumulated deficit	(536,921)	(872,008)

Total stockholders' equity	949,682	626,019

Total liabilities and stockholders' equity	$1,026,475	$680,941

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended May 31,
	2000	2001	2002 (As restated)
Revenues:
License and royalty(1)	$2,970	$14,694	$32,251
Service(1)	18,850	25,138	38,212

Total revenues	21,820	39,832	70,463

Cost of revenues:
License and royalty	2,006	1,836	2,091
Service(1)	22,804	30,525	40,414

Total cost of revenues	24,810	32,361	42,505

Gross margin	(2,990)	7,471	27,958

Operating expenses:
Research and development	32,271	51,243	44,580
Sales and marketing	18,740	24,176	26,137
General and administrative	7,837	11,437	12,484
Amortization of goodwill and intangible assets	22,081	216,127	220,742
Warrant-related asset impairment	—	—	44,840
Amortization of warrants(1)	3,513	10,122	12,047
Excess facilities charges and related asset impairment	—	—	9,904
Restructuring costs	—	—	3,075
Amortization of deferred stock-based compensation	2,053	1,884	1,669
Write-off of acquired in-process research and development	1,936	22,425	—

Total operating expenses	88,431	337,414	375,478

Loss from operations	(91,421)	(329,943)	(347,520)
Interest income	11,634	30,191	15,968
Other expense, net	(847)	(6,171)	(2,798)

Loss before income tax provision	(80,634)	(305,923)	(334,350)
Income tax provision	137	515	737

Net loss	$(80,771)	$(306,438)	$(335,087)

Basic and diluted net loss per share	$(1.14)	$(2.99)	$(3.16)

Shares used in computing basic and diluted net loss per share	70,988	102,464	106,144

(1)
We have reclassified these amounts in accordance with EITF 01-09 and 01-14. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

	Convertible Preferred Stock
			Common Stock					Accumulated other comprehensive income
					Contributed and paid-in capital	Deferred Stock-based compensation	Stockholder notes receivable		Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, May 31, 1999	65,955,398	$660	1,234,344	$12	$168,165	$(6,579)	$(348)	$28	$(149,712)	$12,226
Issuance of stock related to stock option exercises and ESPP	233,810	2	2,748,374	28	5,995	—	340	—	—	6,365
Conversion of preferred stock to common stock	(66,189,208)	(662)	66,189,208	662	—	—	—	—	—	—
Issuance of common stock related to the initial public offering, net	—	—	13,402,100	134	97,703	—	—	—	—	97,837
Issuance of common stock related to convertible debt	—	—	843,880	8	4,335	—	—	—	—	4,343
Issuance of common stock related to private placement, net	—	—	1,627,604	16	12,484	—	—	—	—	12,500
Issuance of common stock related to secondary offering, net	—	—	2,890,000	29	297,181	—	—	—	—	297,210
Issuance of common stock related to SourceSuite acquisition	—	—	1,772,000	18	190,528	—	—	—	—	190,546
Issuance of warrants	—	—	—	—	115,724	—	—	—	—	115,724
Deferred stock-based compensation related to stock options	—	—	—	—	1,057	(1,057)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	2,053	—	—	—	2,053
Issuance of common stock related to warrants exercised	—	—	220,222	2	(2)	—	—	—	—	—
Comprehensive gain	—	—	—	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	—	—	—	(80,771)	(80,771)

Balance, May 31, 2000	—	—	90,927,732	909	893,170	(5,583)	(8)	162	(230,483)	658,167
Issuance of stock related to stock option exercises and ESPP	—	—	2,167,201	22	7,721	—	—	—	—	7,743
Issuance of common stock related to private placement, net	—	—	3,963,780	40	99,960	—	—	—	—	100,000
Issuance of common stock related to MoreCom acquisition	—	—	7,310,830	73	487,771	—	—	—	—	487,844
Reduction of deferred stock-based compensation related to employee terminations	—	—	—	—	(612)	612	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,884	—	—	—	1,884
Pay down of note	—	—	—	—	—	—	8	—	—	8
Issuance of common stock related to warrants exercised	—	—	332,552	3	(3)	—	—	—	—	—
Comprehensive gain	—	—	—	—	—	—	—	474	—	474
Net loss	—	—	—	—	—	—	—	—	(306,438)	(306,438)

Balance, May 31, 2001	—	—	104,702,095	1,047	1,488,007	(3,087)	—	636	(536,921)	949,682
Issuance of stock related to stock option exercises and ESPP	—	—	2,881,024	29	9,389	—	—	—	—	9,418
Issuance of warrants	—	—	—	—	260	—	—	—	—	260
Reduction of deferred stock-based compensation related to employee reduction in force	—	—	—	—	195	—	—	—	—	195
Reduction of deferred stock-based compensation related to employee terminations, as restated	—	—	—	—	(255)	255	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,669	—	—	—	1,669
Comprehensive loss	—	—	—	—	—	—	—	(118)	—	(118)
Net loss, as restated	—	—	—	—	—	—	—	—	(335,087)	(335,087)

Balance, May 31, 2002, as restated	—	$—	107,583,119	$1,076	$1,497,596	$(1,163)	$—	$518	$(872,008)	$626,019

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended May 31,
	2000	2001	2002 (As restated)
Cash flows from operating activities:
Net loss	$(80,771)	$(306,438)	$(335,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill and intangible assets	22,081	216,127	220,742
Warrant-related asset impairment	—	—	44,840
Amortization of warrants	10,776	23,209	15,873
Depreciation and amortization	2,179	5,457	7,946
Write-off of acquired in-process research and development	1,936	22,425	—
Non-cash stock-based compensation expense	2,053	1,884	1,669
Non-cash restructuring costs	—	—	1,409
Write-offs of equity investments	—	5,300	1,400
Loss on disposal of property and equipment	604	630	1,144
Long-lived asset impairment charge	—	—	601
Provision for doubtful accounts	189	57	57
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(550)	(8,054)	(1,977)
Prepaid expenses and other current assets	(3,701)	(3,226)	1,976
Receivable from officers	—	(1,534)	(84)
Other assets	(396)	260	(181)
Accounts payable	116	(60)	942
Accounts payable to affiliate	(61)	369	—
Accrued liabilities	(2,542)	(4,692)	232
Accrued payroll and related expenses	2,055	780	(10)
Deferred revenues	28,342	(14,916)	(28,745)
Other long-term liabilities	910	435	6,366

Net cash used in operating activities	(16,780)	(61,987)	(60,887)

Cash flows from investing activities:
Proceeds from the maturation of investments	105,340	458,287	415,905
Purchases of investments	(379,249)	(488,645)	(371,173)
Purchases of property and equipment	(10,936)	(11,532)	(5,722)
Purchase of equity investments	(4,000)	(11,200)	(1,851)
Restricted cash	(8,788)	—	(411)
Cash acquired in MoreCom acquisition	—	1,500	—

Net cash provided by (used in) investing activities	(297,633)	(51,590)	36,748

Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,395	7,751	9,419
Principal payments on capital lease obligations	(306)	(621)	(755)
Proceeds from private placement, net	12,500	100,000	—
Proceeds from secondary public offering, net	297,210	—	—
Proceeds from initial public offering, net	97,837	—	—
Repayment of notes payable	(52)	—	—

Net cash provided by financing activities	413,584	107,130	8,664

Effect of exchange rate on cash	134	474	(118)

Net increase (decrease) in cash and cash equivalents	99,305	(5,973)	(15,593)
Cash and cash equivalents, beginning of year	33,657	132,962	126,989

Cash and cash equivalents, end of year	$132,962	$126,989	$111,396

Supplemental non-cash activities:
Equipment acquired under capital lease	$1,224	$99	$—

Conversion of debt and accrued interest to equity	$4,343	$—	$—

Deferred stock-based compensation	$1,057	$—	$—

Issuance of stockholder notes receivable	$23	$—	$—

Supplemental cash activities:
Cash paid for income taxes	$137	$274	$593

Cash paid for interest	$126	$290	$190

The accompanying notes are an integral part of these consolidated financial statements.

Liberate Technologies

Notes to Consolidated Financial Statements

Note 1. Description of Business

        Liberate is a leading provider of digital infrastructure software and services for cable networks. Our software supports a wide variety of services, including interactive and enhanced TV, on-demand video, service management, and provisioning of voice and high-speed data communications.

        We began operations in late 1995 as a division of Oracle, developing client and server software for the consumer, enterprise, and educational markets. In April 1996, we separately incorporated in Delaware as Network Computer, Inc. On May 11, 1999, we changed our name to Liberate Technologies.

        As of May 31, 2002, we had offices in the United States, Canada, Europe, Asia, and Australia. Our headquarters is located in San Carlos, California. We also had development offices in Ontario, Canada and a sales office in England.

Note 2. Significant Accounting Policies

Principles of Consolidation

        Our consolidated financial statements include the accounts of Liberate and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

        Certain reclassifications have been made to previously reported amounts in the consolidated financial statements in order to conform to current period presentations. See "Effects of Recent Accounting Pronouncements" discussed below in this Note 2.

        For the quarter ended February 28, 2002, we reclassified to operating expenses an asset impairment charge of $503,000 that was included in "Other income (expense), net" for the first three months of fiscal 2002. This charge is now included as part of excess facilities and asset impairment charge. This reclassification did not affect fiscal 2001 amounts.

Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign Currency Translation

        The functional currency for our subsidiaries is the local currency. Accordingly, we translate their assets and liabilities to U.S. dollars using period-end currency exchange rates and translate revenues and expenses to U.S. dollars using average exchange rates during the period. We report the resulting unrealized foreign currency translation gains and losses as a separate component in arriving at our comprehensive income (loss) for the period.

        We conduct certain transactions in foreign currencies. Accordingly, we translate those transactions as they occur at the then-current exchange rate. We record the resulting realized foreign currency translation gains and losses in our Consolidated Statements of Operations as a component of other expense, net.

Derivative Instruments and Hedging Activities

        We account for derivative financial instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes the accounting method and related disclosures for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We do not currently hold any derivative instruments and do not currently engage in hedging activities.

Fair Value of Financial Instruments

        Due to their short maturities, the carrying value of our financial instruments, including cash, cash equivalents, investments, accounts receivable, restricted cash, notes receivable from officers, accounts payable and capital leases approximates their fair market value.

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

Restricted Cash

        As part of our facilities operating lease agreement in San Carlos, California, we are required to hold a certificate of deposit, valued at $8.8 million, to secure an irrevocable letter of credit as a security deposit. As part of our facilities operating lease agreement in London, England, we are required to hold a certificate of deposit, valued at approximately $400,000, to secure an irrevocable letter of credit as a security deposit. Our restricted cash balance was $8.8 million as of May 31, 2001, and $9.2 million as of May 31, 2002.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. At the end of fiscal 2001, three customers each accounted for 10% or more of our accounts receivable and at the end of fiscal 2002, two customers each accounted for 10% or more of our accounts receivable. The percentage of receivables to significant customers were as follows:

	As of May 31,
	2001	2002 (As restated)
Customer A	30%	35%
Customer B	21%	21%
Customer C	14%	*

*
Less than 10%

        We perform ongoing credit evaluations of our customers' financial conditions and reserve for credit losses.

Property and Equipment

        We state property and equipment at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets of three to five years. We amortize leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the improvements using the straight-line method.

Accounting for Goodwill and Intangible Assets

        We account for goodwill and intangible assets, which consist of goodwill, assembled workforce, patents, and trademarks related to our acquisitions, using the purchase method. We amortize intangible assets on a straight-line basis over three years. The carrying value of our goodwill and intangible assets reflected the remaining economic lives of those intangibles as of May 31, 2001 and 2002 under SFAS 121. Management will continue to evaluate goodwill and intangible assets and other long-lived assets for recoverability and impairment in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets," as discussed below. Upon the adoption of SFAS 142 on June 1, 2002, we reclassified $526,000 attributable to the value of an assembled workforce as goodwill rather than intangible assets and immediately tested the goodwill balance for impairment. The test resulted in an impairment of $209.3 million that we recorded as a change in the effect of accounting principle in Q1 FY03. Additionally, when we adopted SFAS 142, we stopped amortizing the unimpaired remaining balance of goodwill, thereby eliminating goodwill amortization expense (including amounts for assembled workforce) of $202.3 million for fiscal 2003. See Note 19 and "Recent Accounting Pronouncements" discussed below in this Note 2.

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

        Beginning June 1, 2002, we began evaluating goodwill and intangible assets for impairment in accordance with SFAS 144, which superseded the accounting and reporting provisions of SFAS 121 and APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under SFAS 144, we will review assets to be held and used including goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. We will measure recoverability of assets by comparing their carrying value to the future discounted cash flows that they are expected to generate, which reflects the fair market value as defined under SFAS 144. Impairment reflects the amount by which the carrying value of the assets exceeds their fair market value.

        We report assets that we plan to dispose of, whether through sale or abandonment, at the lower of (1) carrying value or (2) fair market value less cost to sell. As a result of the recent restructurings, we may be required to record additional asset impairment for long-lived assets, including fixed assets, intangible assets, and goodwill that have been abandoned or disposed of.

Equity Investments

        In fiscal 2001, we began making investments in companies in the field of interactive television and related markets. We sought to aid the development of the interactive television industry, give us insight into leading-edge technologies and services, provide reasonable financial returns, and to help us develop mutually beneficial commercial relationships with the companies in which we invested.

        As of May 31, 2002, we had invested $17.1 million in our portfolio of companies. The fair value of these equity investments was $10.4 million as of May 31, 2002, and included write-downs of $5.3 million in fiscal 2001 and $1.4 million in fiscal 2002 relating to impairment of the fair value of these investments. Our net equity investments were $9.9 million as of May 31, 2001. See Note 19.

Accounting for Warrants

        We value warrants based on their estimated fair value using the Black-Scholes pricing model as of the earlier of the date that the warrants are earned or the date that it became likely that they would be earned. Under the requirements of EITF 96-18, we continue to revalue warrants if appropriate. We record the value of warrants as a non-current asset on our Consolidated Balance Sheet and generally amortize warrants over the estimated economic life of the arrangements under which the warrants are issued.

        Under SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," which was in effect through May 31, 2002, we periodically reviewed warrants for impairment by initiating a review whenever events or changes in circumstances indicated that the carrying amount of the warrants might not be recoverable. Accordingly, under SFAS 121, we recorded warrant-related asset impairment for fiscal 2002. Beginning June 1, 2002, we will evaluate warrants for impairment in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets," which superseded the accounting and reporting provisions of SFAS 121. Management judgment is required in assessing the useful life of our warrant assets and the need for impairment.

Revenue Recognition

        License and Royalty Revenues.    For fiscal 2000, 2001, and 2002, license and royalty revenues consisted principally of fees earned from the licensing of our software, as well as royalty fees earned upon the shipment or activation of products that incorporate our software. We recognize revenue in accordance with SAB 101, "Revenue Recognition in Financial Statements;" SOP 97-2, "Software Revenue Recognition;" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Under these pronouncements, we recognize revenues from software license fees when the licensed product is delivered, collection is probable, the fee for each element of the transaction is fixed or determinable, there is persuasive evidence of an arrangement, and there is vendor-specific objective evidence supporting allocation of the total fee to all undelivered elements of the arrangement. Revenue may be deferred in cases where the license arrangement calls for the future delivery of products or services and we do not have vendor-specific objective evidence to allocate a portion of the total fee to the undelivered element. In such cases, revenue is recognized when the undelivered elements are delivered or vendor-specific objective evidence of the undelivered elements becomes available. However, if such undelivered elements consist of services that are essential to the functionality of the software, we recognize license and service revenues using contract accounting, pursuant to SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." If license arrangements include the rights to unspecified future products, revenue is recognized ratably over the contractual or estimated economic term of the arrangement. We recognize royalty revenues when a network operator reports that it has shipped or activated products or if its rights to deploy such products expire.

        We offset license and royalty revenues by certain expenses as a result of the application of EITF 01-09. EITF 01-09 generally requires that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized from that customer. We adopted EITF 01-09 on December 1, 2001, and for comparative purposes, we have reclassified our financial statement presentations for prior periods. Adopting EITF 01-09 did not affect our financial position, results of operations, basic and diluted net loss per share, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements. See "Effects of Recent Accounting Pronouncements" discussed below in this Note 2.

        Service Revenues.    For fiscal 2000, 2001, 2002, service revenues consisted of consulting, maintenance, and other services. We generally recognize consulting and other service revenues,

including non-recurring engineering and training, as services are performed. Where consulting services are performed under a fixed-price arrangement, we recognize revenues on a percentage-of-completion basis. Maintenance services include both updates and technical support. Maintenance revenues are recognized ratably over the term of the maintenance agreement, and generally range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided. License agreements may include a combination of elements, such as consulting, maintenance, and other services. For license agreements that contain multiple elements, we unbundle the revenue for undelivered elements from the total arrangement based on each element's vendor-specific objective evidence of fair value and defer that revenue until delivery of that element occurs. Once the undelivered elements have been unbundled and valued, we recognize the residual arrangement fees, for the delivered elements, which consist of the value of the arrangement less the vendor-specific objective evidence of fair value of the undelivered elements. Where vendor-specific objective evidence is not determinable for undelivered elements, we defer all revenue until those elements are delivered or until vendor-specific objective evidence of the undelivered elements is determinable.

        Service revenues also include reimbursable expenses billed to customers in accordance with EITF 01-14, which generally requires that a company recognize travel expenses and other reimbursable expenses billed to customers as revenue. With the adoption of EITF 01-14, we recognize reimbursable expenses as service revenues when there is an agreement to bill the customer for the expenses, the expenses have been incurred and billed, and collection is probable.

        We adopted EITF 01-14 on December 1, 2001, and for comparative purposes, we have reclassified our financial statement presentations for prior periods. Adopting EITF 01-14 did not affect our financial position, results of operations, basic and diluted net loss per share, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements. See "Effects of Recent Accounting Pronouncements" discussed below in this Note 2.

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

Software Development Costs

        Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product, which we have defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. After considering these factors, we have not capitalized any software development costs to date.

Advertising Expenses

        We expense advertising costs as we incur them. Advertising expenses totaled $1.9 million for fiscal 2000, $3.3 million for fiscal 2001, and $2.7 million for fiscal 2002.

Restructuring Costs

        We record restructuring costs in accordance with EITF 94-03, "Liability Recognition of Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring," and SAB 100, "Restructuring and Impairment Charges." Restructuring costs include severance costs, facilities costs, and other costs. Severance costs include those expenses related to severance pay, related employee benefit obligations, and the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of intangible assets and amounts expected to be paid in connection with terminated contracts. See Notes 9 and 19.

Income Taxes

        We account for income taxes in accordance with SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities and assets are determined based on the differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be reversed. We are required to estimate our income tax liability in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposures and assess the temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We regularly assess whether we will likely be able to use these tax assets. If we determine that we are not likely to be able to use them, we will record a valuation allowance that offsets their full value. We concluded that a full valuation allowance was required for fiscal 2000, 2001, and 2002.

Stock-Based Compensation

        We account for outstanding stock options under APB 25, "Accounting for Stock Issued to Employees," using the intrinsic value as allowed by SFAS No. 123, "Accounting for Stock-based Compensation." Under APB 25, when the exercise price of a stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, we do not recognize compensation expense related to options granted to employees because all employee options are generally granted with an exercise price equal to the fair market value of the underlying stock, except for options issued prior to our IPO. See Note 12, "Deferred Stock-based Compensation" regarding below-fair-market grants for which we recognized compensation expense related to options issued prior to our IPO.

Comprehensive Loss

        Comprehensive loss includes our net losses and adjustments for foreign currency translation gains and losses and are reflected instead in equity. During fiscal 2002, our policy was to hold marketable securities to maturity. These adjustments consist of the gains and losses resulting from the translation of the assets and liabilities of our foreign subsidiaries, whose functional currencies are the local currency, to U.S. dollars using the period-end exchange rates. Additionally, we translate revenues and expenses to U.S. dollars using average exchange rates during the period. SFAS No. 130, "Reporting Comprehensive Income," requires that all items recognized under this pronouncement as components of comprehensive loss be reported in an annual financial statement with the same prominence as other financial statements. SFAS 130 also requires that we classify items of other comprehensive earnings by their nature in an annual financial statement. For fiscal 2000, 2001, and 2002, all amounts in other comprehensive gain (loss) consist of unrealized currency translation gains and losses. The table following reflects our comprehensive loss (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Net loss	$(80,771)	$(306,438)	$(335,087)
Foreign currency translation adjustment	134	474	(118)

Comprehensive loss	$(80,637)	$(305,964)	$(335,205)

Computation of Basic and Diluted Net Loss Per Share

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of fully diluted shares is required when reporting net income per share and includes the weighted average number of shares of common stock, stock options, and warrants outstanding. As we have recorded a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options and warrants would be anti-dilutive. Accordingly, 15,401,376 potential shares for May 31, 2000, 15,119,958 potential shares for May 31, 2001, and 20,182,499 potential shares for May 31, 2002 were not included in the calculation.

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS 141 and SFAS 142, discussed previously in "Purchased Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 provides that goodwill is no longer subject to amortization over its estimated useful life. Prospectively, we will assess the value of goodwill at least once a year. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. As of May 31, 2002, our consolidated balance sheet included $211.0 million of goodwill and intangible assets, net of accumulated amortization. This amount reflected a prior write-down of $500,000 for other intangible assets related to restructuring costs, as discussed in Note 9. Of this balance, $208.8 million related to goodwill, and the remainder consisted of other intangible assets that include patents, trademarks, existing technology, customer relationships, and assembled workforce. Upon the adoption of SFAS 142, we reclassified $526,000 attributable to the value of an assembled as goodwill rather than as an intangible asset and immediately tested the goodwill balance for impairment. The test resulted in a impairment of $209.3 million that was recorded as a change in the effect of accounting principle in Q1 FY03. Additionally, when we adopted SFAS 142 we stopped amortizing the unimpaired remaining balance of goodwill thereby eliminating annual goodwill amortization expense (including amounts for assembled workforce) of $202.3 million for fiscal 2003. Amortization of goodwill and intangible assets was $22.1 million for fiscal 2000, $216.1 million for fiscal 2001, and $220.7 million for fiscal 2002. Of those amounts, goodwill adjustments accounted for $21.5 million for fiscal 2000, $213.1 million for fiscal 2001, and $217.7 million for fiscal 2002 related to goodwill. See Note 19.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. This statement will be effective in fiscal 2004.

Although we have not yet assessed the impact of adopting SFAS 143, we do not expect that the adoption will have a material impact on our financial position, results of operations, or cash flows.

        In October 2001, the FASB issued SFAS 144, which superseded the accounting and reporting provisions of SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of;" and APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We adopted SFAS 144 for our fiscal year beginning June 1, 2002 and do not expect that the adoption will have a material impact on our financial position, results of operations, or cash flows. Through fiscal 2002, we evaluated long-lived assets for impairment in accordance with SFAS 121.

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted SFAS 145 for our fiscal year beginning June 1, 2002 and do not expect that the adoption will have a material impact on our financial position, results of operations, or cash flows.

        In June 2002, the FASB issued SFAS 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 also establishes accounting standards for costs related to termination of a contract that is not a capital lease and certain involuntary termination benefits for employees. Under SFAS 146, severance packages for employees in transition are earned and expensed as the exit transition is completed. Our restructurings tend to include transitional employees whose costs were accrued immediately under EITF 94—03. SFAS 146 covers exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not materially affect the dollar impact of our restructuring charges on our condensed consolidated financial statements, but did affect the timing of when those restructuring charges were recognized, generally causing them to be recognized in a later quarter.

        In November 2002, the EITF reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002, and the adoption did not have an impact on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." Under SFAS 148, we are required to disclose the impact on net income and earnings per share assuming the adoption of SFAS 123. This disclosure requirement is effective for both quarterly reports filed on Form 10-Q and annual reports filed on Form 10-K for fiscal years ended after December 31, 2002.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have any ownership in any variable interest entities as of May 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. We believe that the adoption of SFAS 150 will not have a material effect on our financial position, results of operations, or cash flows.

Effects of Recent Accounting Pronouncements

        Effective December 1, 2001, we adopted EITF 01-09. EITF 01-09 generally requires that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized from that customer. In accordance with the transition guidance in EITF 01-09, adoption required the reclassification of financial statement presentations for prior periods presented for comparative purposes. Adopting EITF 01-09 did not affect our financial position, results of operations, basic and diluted net loss per share, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements by reducing revenues and expenses by corresponding amounts.

        In January 2002, the FASB issued EITF 01-14, which generally requires that a company recognize as revenue travel expense and other reimbursable expenses billed to customers. We adopted EITF 01-14 on December 1, 2001, and for comparative purposes, we reclassified our financial statement presentations for prior periods. Adopting EITF 01-14 did not affect our financial position, results of operations, basic and diluted net loss per share, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements.

        For the years ended May 31, 2000, 2001 and 2002, total revenues, including the effects of EITF 01-09 and 01-14, were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
License and royalty revenues	$10,233	$27,781	$37,202	(1)
Impact of EITF 01-09 related to warrant amortization expense	(7,263)	(13,087)	(3,826)
Impact of EITF 01-09 related to warrant repurchases	—	—	(1,125)

License and royalty revenues	2,970	14,694	32,251

Service revenues	17,784	23,928	37,059	(2)
Impact of EITF 01-14	1,066	1,210	1,153

Service revenues	18,850	25,138	38,212

Total revenues	$21,820	$39,832	$70,463

(1)
This amount as presented in our 10-K file with the SEC on August 8, 2002 has been further reduced by $5.6 million to reflect the restatement of our financial statements discussed in Note 3.

(2)
This amount as presented in our 10-K file with the SEC on August 8, 2002 has been further reduced by $4.3 million to reflect the restatement of our financial statements discussed in Note 3.

        Cost of service revenues, including the effects of EITF 01-14 were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Cost of service revenues	$21,738	$29,315	$39,261	(1)
Impact of EITF 01-14	1,066	1,210	1,153

Cost of service revenues	$22,804	$30,525	$40,414

(1)
This amount as presented in our 10-K file with the SEC on August 8, 2002 is increased by $646,000 to reflect the restatement of our financial statements discussed in Note 3.

        Amortization of warrants classified as operating expenses and including the effects of EITF 01-09, was as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Amortization of warrants	$10,776	$23,209	$15,873
Impact of EITF 01-09 related to warrant amortization expense	(7,263)	(13,087)	(3,826)

Amortization of warrants included in operating expense	$3,513	$10,122	$12,047

Note 3. Restatement of Liberate's Financial Statements for the Fiscal Year Ended May 31, 2002 and Revision of Liberate's Financial Statements for the Quarter Ended August 31, 2002

        The following summary financial statement data reconciles those items that were affected by the restatement of our financial statements for fiscal 2002 to those same items as they were presented in our original report on Form 10-K filed on August 8, 2002. See Item 1, "Business—Restatement of Liberate's Financial Statements for the Fiscal Year Ended May 31, 2002" for a discussion of the circumstances surrounding the restatement of our consolidated financial statements for fiscal 2002.

        Our audit committee and its independent advisors concluded that our historical financial statements had overstated our revenue by $2.2 million in Q2 FY02; $1.8 million in Q3 FY02; and $5.9 million in Q4 FY02. The total revenue overstatement for fiscal 2002 was $9.9 million, so that our revenue for that year should have been reported as $70.5 million. Expenses for FY02 were understated by $216,000, reflecting increases of approximately $646,000 related to cost of service revenues, partially offset by a decrease in research and development expense of $229,000 and a decrease in income tax provisions of $201,000. Our reported net loss for fiscal 2002 was understated by $10.1 million, and should have been reported as $335.1 million rather than $325.0 million.

        In addition, our audit committee and its independent advisors concluded that our preliminary earnings report for Q1 FY03 issued on September 26, 2002 had overstated our revenue by $901,000 and that revenue for that quarter should have been reported as $9.4 million rather than $10.3 million. Expenses for that quarter were overstated by $1.2 million. As a result, our reported net loss for that quarter should have been $249.3 million rather than $249.6 million.

        Of the $9.9 million of revenue overstatements for fiscal 2002 and the $901,000 of revenue overstatements for Q1 FY03, as noted above, we are deferring approximately $6.8 million to Q2 FY03 and subsequent quarters.

        As part of the adjustments necessary to correct the overstatement of our revenues, we have adjusted other items on our balance sheets such as accounts receivable, deferred revenues, Prepaid expenses, other assets, and accrued liabilities, as well as items on our statements of operations such as cost of service revenues, research and development, bad debt expense, and income tax provision.

        The adjustments to certain line items of our consolidated balance sheet as of May 31, 2002 were as follows (in thousands):

	May 31, 2002
	As previously reported	Restatement adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$111,396	$—	$111,396
Short-term investments	106,228	—	106,228
Accounts receivable, net of allowance for doubtful accounts of $550 as of May 31, 2002	16,685	(3,710)	12,975
Receivable from affiliate	174	—	174
Prepaid expenses and other current assets	6,979	—	6,979

Total current assets	241,462	(3,710)	237,752
Long-term assets	443,189	—	443,189

Total assets	$684,651	$(3,710)	$680,941

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,641	$—	$2,641
Accrued liabilities	13,459	261	13,720
Accrued payroll and related expenses	5,073	—	5,073
Current portion of capital leases	296	—	296
Deferred revenues	19,366	6,105	25,471

Total current liabilities	40,835	6,366	47,201
Long-term liabilities	7,721	—	7,721

Total liabilities	48,556	6,366	54,922

Commitments and contingencies (Notes 10 and 19)
Stockholders' equity:
Common stock, contributed and paid-in-capital	1,498,672	—	1,498,672
Deferred stock-based compensation	(1,163)	—	(1,163)
Accumulated other comprehensive income	518	—	518
Accumulated deficit	(861,932)	(10,076)	(872,008)

Total stockholders' equity	636,095	(10,076)	626,019

Total liabilities and stockholders' equity	$684,651	$(3,710)	$680,941

        The adjustments to certain line items of our consolidated statement of operations for the year ending May 31, 2002 were as follows (in thousands, except basic and diluted net loss per share):

	As previously reported	Restatement adjustments	As restated
Revenues:
License and royalty	$37,801	$(5,550)	$32,251
Service	42,522	(4,310)	38,212

Total revenues	80,323	(9,860)	70,463

Cost of revenues:
License and royalty	2,091	—	2,091
Service	39,768	646	40,414

Total cost of revenues	41,859	646	42,505

Gross margin	38,464	(10,506)	27,958

Total operating expenses	375,706	(228)	375,478

Loss from operations	(337,242)	(10,278)	(347,520)
Interest income	15,968	—	15,968
Other income (expense), net	(2,799)	1	(2,798)

Loss before income tax provision	(324,073)	(10,277)	(334,350)
Income tax provision (benefit)	938	(201)	737

Net loss	$(325,011)	$(10,076)	$(335,087)

Basic and diluted net loss per share	$(3.06)	$(0.10)	$(3.16)

        The adjustments to certain line items of our consolidated statement of cash flows for the year ended May 31, 2002 were as follows (in thousands):

	As previously reported	Restatement adjustments	As restated
Cash flows from operating activities:
Net loss	$(325,011)	$(10,076)	$(335,087)
Adjustments to reconcile net loss to net cash used in operating activities	295,682	(1)	295,681
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(5,687)	3,710	(1,977)
Prepaid expenses and other current assets	1,976	—	1,976
Receivable from officers	(84)	—	(84)
Other assets	(181)	—	(181)
Accounts payable	942	—	942
Accrued liabilities	(29)	261	232
Accrued payroll and related expenses	(10)	—	(10)
Deferred revenues	(34,850)	6,105	(28,745)
Other long-term liabilities	6,366	—	6,366

Net cash used in operating activities	(60,886)	(1)	(60,887)

Net cash provided by investing activities	36,693	—	36,693

Net cash provided by financing activities	8,718	1	8,719

Effect of exchange rate on cash	(118)	—	(118)

Net increase (decrease) in cash and cash equivalents	(15,593)	—	(15,593)
Cash and cash equivalents, beginning of year	126,989	—	126,989

Cash and cash equivalents, end of year	$111,396	$—	$111,396

        The adjustments to certain line items on our consolidated statement of stockholders' equity for the year ended May 31, 2002 were as follows (in thousands):

	As previously reported	Restatement adjustments	As restated
Net loss, as restated	$(325,011)	$(10,076)	$(335,087)

Total stockholders' equity	$(636,095)	$(10,076)	$(626,019)

Note 4. Acquisitions

Navio

        We acquired Navio on August 11, 1997. In connection with the acquisition, we issued 17,441,322 shares of Series B and C convertible preferred stock and stock options to acquire 6,315,780 shares of Series C convertible preferred stock in exchange for all of the outstanding common stock, preferred stock, and options to purchase shares of Navio common stock. All of the preferred stock and options to purchase preferred stock that we issued in connection with this acquisition converted into equivalent shares of common stock upon our initial public offering. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Navio have been included in the consolidated financial statements commencing on the date of acquisition. The fair market value of the equity securities issued in the acquisition was $77.1 million and the total purchase price was $77.7 million.

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

        Oracle held a call option to purchase all of the Series B and Series C convertible preferred stock at a buy-out price, which could be determined as follows: (1) if exercised prior to December 31, 1999, the price would be 120% of the per share price determined by an independent third-party valuation of shares of our common stock, or (2) if exercised after December 31, 1999, the per share price determined by an independent third-party valuation of our shares. The call option terminated upon our initial public offering.

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

Goodwill	$185,493
Other intangible assets, including in-process technology	8,400
Property, plant and equipment and other non-current assets	421
Receivables and other current assets	167
Current liabilities assumed	(149)

Net assets acquired	$194,332

        We immediately wrote off $1.9 million of acquired in-process research and development that, based on a third-party appraisal, had not reached technological feasibility and had no alternative future use. Acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate included a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology.

        Upon completion of the acquisition, goodwill and intangible assets of $192.0 million were recorded and are being amortized on a straight-line basis over an estimated useful life of three years. Intangible assets consist of $6.5 million in existing technology, trademarks, and assembled workforce. The remaining balance consists of goodwill, which represents the purchase price in excess of identified tangible and intangible assets. Amortization expense for goodwill and intangible assets related to this transaction was $16.0 million for fiscal 2000, and $64.0 million for both fiscal 2001 and 2002. Accumulated amortization for goodwill and intangible assets was $80.0 million as of May 31, 2001 and $144.0 million as of May 31, 2002.

        The following table presents the unaudited pro forma results assuming we had merged with SourceSuite at the beginning of fiscal 1999. Net loss has been adjusted to exclude the write-off of acquired in-process research and development of $1.9 million and includes amortization of goodwill and intangible assets of $64.0 million for each of fiscal 1999 and 2000. This information (in thousands, except per share data) does not necessarily indicate our future combined results of operations.

	Years ended May 31,
	1999	2000
Revenues	$17,585	$21,820

Net loss	$(101,944)	$(129,607)

Basic and diluted net loss per share	$(43.27)	$(1.83)

MoreCom

        In June 2000, we acquired all of the outstanding stock of MoreCom and assumed all of MoreCom's stock options in exchange for 7,310,830 shares of our common stock. The acquisition was accounted for as a purchase. The fair market value of the equity securities issued in the acquisition was $459.0 million, and the purchase price was $495.1 million. In connection with the acquisition, net assets acquired were as follows (in thousands):

Goodwill	$467,970
Other intangible assets, including in-process technology	25,324
Property, plant and equipment and other non-current assets	842
Cash, receivables and other current assets	1,500
Current liabilities assumed	(550)

Net assets acquired	$495,086

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

        We recorded goodwill and intangible assets of $470.9 million and are amortizing them on a straight-line basis over an estimated useful life of three years. Intangible assets consist of $2.9 million of patents, customer relationships, and assembled workforce. The remaining balance consists of goodwill, which represents the purchase price in excess of identified tangible and intangible assets.

        Amortization expense for goodwill and intangible assets related to this transaction was $150.6 million for fiscal 2001 and $156.8 million for fiscal 2002. Accumulated amortization for goodwill and intangible assets was $150.6 million as of May 31, 2001 and $307.5 million as of May 31, 2002.

        The following table presents the unaudited pro forma results assuming we had merged with MoreCom at the beginning of fiscal 2000. We have adjusted net loss to exclude the write-off of acquired in-process research and development of $22.4 million and includes amortization of goodwill and intangible assets of $157.2 million for each of fiscal 2000 and May 31, 2001. This information (in thousands, except per share data) does not necessarily indicate future combined results of operations.

	Years ended May 31,
	2000	2001
Revenues	$21,820	$39,832

Net loss	(243,080)	(316,569)

Basic and diluted net loss per share	(3.42)	(3.09)

Note 5. Cash, Cash Equivalents, Short-term Investments, and Long-term Investments

        The following is a summary of investments (in thousands):

	As of May 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market	$55,637	$—	$—	$55,637
Commercial paper	135,979	7	(4)	135,982
Government notes and bonds	121,424	510	—	121,934
Corporate notes and bonds	134,092	998	(34)	135,056
Market auction preferreds—taxable	3,875	—	—	3,875
Equity investments	9,900	—	—	9,900

	$460,907	$1,515	$(38)	$462,384

Cash and cash equivalents	$126,989	$—	$(4)	$126,985
Short-term investments	149,161	151	(8)	149,304
Long-term investments (maturities of 1 to 2 years)	174,857	1,364	(26)	176,195
Equity investments	9,900	—	—	9,900

	$460,907	$1,515	$(38)	$462,384

	As of May 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market	$87,782	$—	$—	$87,782
Commercial paper	28,027	—	—	28,027
Government notes and bonds	158,228	538	(10)	158,756
Corporate notes and bonds	106,270	596	(185)	106,681
Certificate of deposit	1,500	2	—	1,502
Market auction preferreds—taxable	8,875	—	—	8,875
Equity investments	10,351	—	—	10,351

	$401,033	$1,136	$(195)	$401,974

Cash and cash equivalents	$111,396	$—	$—	$111,396
Short-term investments	106,228	101	(127)	106,202
Long-term investments (maturities of 1 to 2 years)	173,058	1,035	(68)	174,025
Equity investments	10,351	—	—	10,351

	$401,033	$1,136	$(195)	$401,974

Note 6. Asset Impairment

Excess Facilities Charges and Related Asset Impairment

        We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future and do not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future. In fiscal 2002, we recorded excess facilities charges and related asset impairment of $9.9 million. Of that amount, $9.3 million related to excess facilities, and approximately $600,000 related to certain long-lived assets that we estimated would not generate future cash flows sufficient to cover their carrying amounts. This impairment charge was recorded to reduce the carrying value of the long-lived assets, including leasehold improvements, to a level equal to the expected future value at the time they were impaired. These excess facilities charges represent the remaining lease commitment on the excess facilities, net of expected sublease income. See Note 19.

Warrant-Related Asset Impairment

        In November 2001, we recorded a warrant-related asset impairment charge of $44.8 million in connection with a review of the carrying value of our warrants for impairment in accordance with SFAS 121. We recorded this impairment charge to reduce the carrying value of certain warrant-related assets to a level equal to the expected future revenues from the holders of those warrant during the term of the underlying customer agreement.

Note 7. Property and Equipment

        As of May 31, 2001 and 2002, property and equipment consisted of the following (in thousands):

	As of May 31,
	2001	2002 (As restated)	Useful Life (in years)
Computer equipment	$11,961	$12,581	3
Leasehold improvements	8,131	7,648	*
Software	3,516	3,546	2
Furniture and equipment	5,190	5,519	5

	28,798	29,294
Less: Accumulated depreciation and amortization	(9,713)	(14,794)

	$19,085	$14,500

*	Typically length of lease term, not to exceed 10 years.

        Depreciation expense was $2.2 million for fiscal 2000, $5.5 million for fiscal 2001, and $7.7 million for fiscal 2002.

Note 8. Accrued Liabilities, as Restated

        As of May 31, 2001 and 2002, accrued liabilities consisted of the following (in thousands):

	As of May 31,
	2001	2002 (As restated)
Other accrued liabilities	$12,509	$10,271
Short-term portion of excess facilities charges	—	1,861
Tax liabilities	582	711
Employee withholdings	298	610
Accrued restructuring costs	—	267

	$13,389	$13,720

Note 9. Restructuring Costs

        In February 2002, we announced the consolidation of our research and development activities into our development centers located in San Carlos, California and London, Ontario, Canada. As part of this consolidation, certain employees in the Horsham, Pennsylvania, and Murray City, Utah offices were relocated to these development centers. The consolidation resulted in a net headcount reduction of 67 employees.

        As of May 31, 2002, we recorded restructuring costs of $3.1 million, which consisted of the following components (in thousands):

Salaries and employee-related expenses	$978
Disposal of fixed assets	616
Write-down of intangible assets	500
Lease commitments	438
Acceleration of certain stock option grants	281
Other items	262

Restructuring costs	$3,075

        Severance costs include those expenses related to severance pay and related employee benefit obligations, including the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of intangible assets, disposal of fixed assets, and amounts paid in connection with terminated contracts. For a discussion of subsequent restructurings, see Note 19. As of May 31, 2002, accrued restructuring costs were as follows (in thousands):

	Severance	Facilities	Other	Total
Restructuring costs	$1,259	$1,054	$762	$3,075
Cash payments	(1,000)	(241)	(236)	(1,477)
Non-cash deductions	(194)	(625)	(512)	(1,331)

Accrued restructuring costs	$65	$188	$14	$267

Note 10. Commitments and Contingencies

Operating Leases

        We have various operating leases that expire at various dates through fiscal 2010. Rent expense, without the effect of sublease income, under these operating leases was $3.4 million for fiscal 2000, $9.1 million for fiscal 2001, and $7.7 million for fiscal 2002. We have offset payments received from our sub-tenants of $1.1 million for fiscal 2000, $5.5 million for fiscal 2001, and $984,000 for fiscal 2002, against rent expense in our Consolidated Statements of Operations to the extent that an equal amount of expense was recognized.

        Future minimum lease payments related to these agreements as of May 31, 2002, are as follows (in thousands):

Year ending May 31,
2003	$6,769
2004	6,056
2005	6,219
2006	6,857
2007	7,615
Thereafter	14,524

$48,040

Capital Leases

        In August 1999, we entered into a Master Equipment Lease to finance office furniture and equipment, and acquired $2.0 million of capital assets under this lease. Accumulated depreciation for these assets was $956,000 as of May 31, 2001 and $1.6 million as of May 31, 2002.

        Future minimum lease payments under these capital leases together with the present value of the future minimum lease payments as of May 31, 2002 are as follows (in thousands):

Year ending May 31, 2003	$312
Year ending May 31, 2004	10

Total minimum lease payments	322
Less: Amount representing interest	(16)

Present value of future minimum lease payments	306
Less: Current portion	(296)

Long-term portion	$10

Motorola

        In August 2001, we amended our prior agreements with Motorola. The amendment reduced the total payments due to Motorola for development fees from $10.0 million to $8.9 million (excluding applicable taxes). The amendment also waived any payments that might have been payable by Motorola to us for any shortfall of set-top-box sales below committed volume levels at the end of the three-year period. We recorded research and development expense of $3.6 million in each of fiscal 2000 and 2001 and $1.9 million in fiscal 2002. As of May 31, 2002, no further payments were required under this agreement.

Sun Microsystems

        In May 1999, we entered into a Technology License and Distribution Agreement with Sun Microsystems to transfer our NC Navigator and NC Administration Server software to Sun, while retaining the right to ship, support, and maintain these products for existing customers using this technology. During fiscal 2000, we amended the agreement with Sun. The amendment called for us to pay certain minimum royalties and support fees in exchange for the right to certain Sun technology and to maintain the status as a preferred vendor of Sun. Minimum guaranteed royalties and support fees of $3.8 million were to be paid to Sun through the period ended December 31, 2004. During fiscal 2001, we further amended our Technology Agreement with Sun and eliminated the guaranteed royalties and support fees of $3.8 million. In exchange for the elimination of the guarantees, we prepaid $1.4 million in royalties and support to Sun. Royalty and support expenses under these agreements were $583,000 for fiscal 2000, $623,000 for fiscal 2001, and $359,000 for fiscal 2002.

Warrants

        In March 2002, we agreed to pay MediaOne $1.1 million to repurchase 400,000 unvested warrants. We immediately recorded the purchase price for these warrants on our Consolidated Statement of Operations as an offset to license and royalty revenues attributable to MediaOne.

Equity Investments

        China Broadband (H.K.).    In June 2001, we committed to invest up to $2.0 million in China Broadband (H.K.) for reinvestment in a Chinese joint venture that makes interactive television software. In fiscal 2002, we made an investment of $750,000, and we believe that we will not make further investments. See Note 19.

        TwoWay TV ("TWTV").    In February 2002, we committed to loan TWTV up to £754,000, approximately $1.1 million. The loan is secured by certain assets of TWTV, carries an annual interest rate of 20%, plus a one-time 5% facility fee, and is due on December 31, 2003. At our discretion, we may convert this loan into common equity of TWTV. Additionally, for every £1 drawn down from us under the loan facility, we received warrants to purchase shares of TWTV common stock.

        As of May 31, 2002, TWTV had drawn down the full amount from us under this loan facility and issued warrants to us to purchase 376,860,500 shares of TWTV common stock, which we immediately exercised. Upon full conversion of all debt and warrants issued to us in this transaction, our ownership percentage will remain under 20%, and we do not exert significant influence over TWTV's business and financial decisions. See Notes 2 and 19.

        ExtendMedia.    In May 2002, we entered into a debenture purchase agreement committing us to loan ExtendMedia up to $350,000 in phases through the end of calendar 2002. The loan is secured by certain assets of ExtendMedia, carries an annual interest rate of 6.5%, and is due on May 31, 2005. See Notes 2 and 19.

Employment Agreements

        In January 2001, we entered into employee retention agreements with Coleman Sisson, Donald Fitzpatrick, and David Limp. Each retention agreement provided $818,000 in periodic payments to each of these executives who achieved two years of continuous service through January 2003. During fiscal 2002, we paid $292,000 to each of these executive officers under these agreements. See Notes 16 and 19.

        In January 2001, we extended loans in exchange for promissory notes from Mr. Sisson and Mr. Limp. In April 2001, we also extended a loan in exchange for a promissory note from Mr. Fitzpatrick. Each loan was for $500,000, carried an interest rate of 5.9% compounded annually, and was due and payable two years from issuance. See Note 19.

        As part of our standard compensation package, certain employees and managers may be eligible to participate in a variety of discretionary and non-discretionary bonus plans or commission plans. We accrue bonus and commission expense ratably over the fiscal year, based on expected payouts against those plans.

Legal Matters

        Underwriting Litigation.    Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our officers and directors as co-defendants. The suits, which have since been consolidated with hundreds of similar suits filed against underwriters and issuers, allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. While we deny allegations of wrongdoing, we have agreed to enter into a global settlement of these claims, and expect our insurers to cover amounts in excess of our deductible. A suit making similar allegations based on the same facts has also been filed in California state court.

        OpenTV Patent Litigation.    On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for the Northern District of California, alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. We have retained O'Melveny & Myers as our legal counsel. We have filed an answer denying OpenTV's allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV's patents invalidated, requesting a finding that our technology does not infringe OpenTV's patents, and seeking monetary damages and injunctive relief against OpenTV. The court has held a claim construction hearing, and trial is currently scheduled for 2004. Because litigation is by its nature uncertain, we are unable to predict whether we may face any material exposure for damages or the need to alter our software arising from this case.

        Restatement Class-Action Litigation.    Beginning on October 17, 2002, five securities class-action lawsuits were filed in the United States District Court for the Northern District of California against us and certain officers and directors (collectively, the "Class Action Defendants"), which were subsequently consolidated into a single action (the "Class Action"). The law firm of Schiffrin & Barroway has been named to represent the lead plaintiff. The Class Action is based on our announcements in October and November 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. The Class Action generally alleges, among other things, that members of the purported class were damaged when they acquired our securities because, as a result of accounting irregularities, our previously issued financial statements were materially false and misleading, and caused the prices of our securities to be inflated artificially. The Class Action further alleges that, as a result of this conduct, the Class Action Defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, promulgated thereunder. The Class Action seeks unspecified monetary damages and other relief from all Class Action Defendants.

        Restatement Derivative Litigation.    In addition, on or about October 29, 2002, a shareholder derivative action was filed in the California Superior Court for the County of San Mateo, naming us as a nominal party and naming certain of our officers and directors as defendants (collectively, the "Derivative Defendants"). A second shareholder derivative action was filed on or about November 6, 2002. On February 26, 2003, these actions were consolidated into a single action. The law firm of Robbins Umeda & Fink was named as lead counsel. The Derivative Action is based on substantially the same facts and circumstances as the Class Action and generally alleges that the Derivative Defendants failed to adequately oversee our financial reporting, and thus are liable for breach of their fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets. The Derivative Action also alleges that certain current or former officers and directors are liable for unjust enrichment. The Derivative Action seeks unspecified monetary damages and other relief.

        SEC Investigation.    When we announced that we would restate our financial statements, we contacted the SEC and provided them with additional information regarding our findings. In February 2003, we learned that the SEC had initiated a formal, non-public investigation into the events and circumstances that led to the restatement of our financial statements. We have been cooperating with the SEC and will continue to do so.

        We have retained Skadden, Arps, Slate, Meagher & Flom as our legal counsel in the SEC investigation, Class Action, and Derivative Action. The cost of participating and defending against these actions is substantial and will require the continuing diversion of management's attention and corporate resources.

        We cannot predict or determine the outcome or resolution of the Class Action, the Derivative Action, or the SEC investigation, or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations, and cash flows.

        On August 29, 2003, Liberate purchased a $100 million supplemental loss mitigation insurance policy from a AAA/A++ rated insurance carrier to cover damages that may arise from pending securities and derivative litigation related to Liberate's restatement. This policy is in addition to Liberate's existing policies that provide for up to $15 million of coverage. Liberate paid a $17.9 million premium for the loss mitigation policy, with a rebate of up to $4.4 million if an eventual settlement or judgment is less than specified amounts. Liberate has certain deductibles under its insurance arrangements for which it is solely responsible.

        Litigation-Related Indemnification Obligations.    We have agreed to indemnify our directors and officers to the fullest extent permitted by Delaware law. As a consequence, we are advancing expenses (including reasonable attorneys' fees) incurred by directors and officers in connection with the Class Action, the Derivative Action, and the SEC investigation. Additionally, we may ultimately be obligated to pay indemnifiable judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred by them in connection with these proceedings.

        We have notified our directors-and-officers insurance carriers of the Class Action, the Derivative Action, and the SEC investigation, but our insurance may not cover our defense costs, any settlement, any judgment rendered against us or amounts we are required to pay to any indemnified person.

Note 11. Convertible Preferred Stock

        Since our inception, we have issued 66,189,208 shares of preferred stock. All outstanding shares of preferred stock were converted into shares of common stock in connection with our initial public offering in July 1999. Additionally, all outstanding warrants to purchase preferred stock were converted to warrants to purchase common stock. Upon closing of the initial public offering, we authorized 20,000,000 shares of undesignated preferred stock for future issuance. As of May 31, 2000, 2001, and 2002 there were no shares of preferred stock outstanding.

Note 12. Common Stock

        We have authorized 200,000,000 shares of common stock. As of May 31, 2002, we have reserved the following shares of authorized, but unissued shares of common stock for future issuance:

Employee stock purchase plan	4,063,031
Warrants	3,663,328
Stock options	19,404,886

27,131,245

Warrant Agreements

        In fiscal 1999, we agreed to issue warrants to purchase up to 4,599,992 shares of our common stock to certain network operators who satisfied certain milestones within specific time frames. Our board of directors approved the issuance of these warrants, and the matter was not submitted to our stockholders for approval. The fair market value of the warrants is estimated using the Black-Scholes pricing model as of the earlier of the date the warrants were earned or the date that it became likely that the warrants would be earned. Pursuant to the requirements of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we will revalue the warrants if appropriate.

        As of May 31, 2002, network operators had earned warrants to purchase 2,396,660 shares of common stock. Of the warrants earned, warrants to purchase 552,774 shares of common stock were exercised and warrants to purchase 163,890 shares of common stock were retired in connection with those exercises. Additionally, warrants to purchase 220,000 shares of common stock expired before they were earned. If the remaining warrants are earned, we may be required to record additional warrant-related assets and resulting warrant amortization expense or offsets to license and royalty revenues.

        In fiscal 2002, we amended certain contract terms with several of our large North American network operators in order to encourage more timely deployments and predictable revenue streams. These amendments accelerated the network operators' rights to exercise certain warrants. We had previously valued and recorded all of these warrants except for warrants for 60,000 shares. We recorded the $260,000 fair value of these remaining warrants upon the signing of the amendments in fiscal 2002. A summary of warrant activity is as follows:

	Warrants available	Warrants earned	Warrants expired	Warrants to be earned
Balance May 31, 1999	4,599,992	(416,666)	—	4,183,326
Fiscal 2000 activity	—	(1,919,994)	—	(1,919,994)

Balance May 31, 2000	4,599,992	(2,336,660)	—	2,263,332
Fiscal 2001 activity	—	—	(50,000)	(50,000)

Balance May 31, 2001	4,599,992	(2,336,660)	(50,000)	2,213,332
Fiscal 2002 activity	—	(60,000)	(170,000)	(230,000)

Balance May 31, 2002	4,599,992	(2,396,660)	(220,000)	1,983,332

        Amortization expense related to these warrants is subject to classification as an offset to revenues up to the amount of cumulative revenue recognized or to be recognized in accordance with EITF 01-09. See Note 2. Warrant amortization, in accordance with EITF 01-09, was classified as follows for the years presented (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Warrant amortization offset to license and royalty revenues	$7,263	$13,087	$3,826
Warrant amortization charged to operating expense	3,513	10,122	12,047

	$10,776	$23,209	$15,873

        In March 2002, we agreed to pay MediaOne $1.1 million to repurchase their unearned warrants to purchase 400,000 shares.

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

Initial Public Offering

        In July 1999, we sold 12,500,000 shares of common stock at $8 per share in connection with our initial public offering. We sold an additional 902,100 shares of common stock at $8 per share related to the exercise of the underwriters' over-allotment. The total aggregate proceeds from these transactions were $107.2 million. Underwriters' discounts and other related costs were $9.4 million, resulting in net proceeds of $97.8 million.

Private Placement with Lucent Technologies

        In June 1999, we entered into a stock purchase agreement with Lucent Technologies under which, contingent upon, and immediately following consummation of the sale of shares in our initial public offering, Lucent agreed to invest $12.5 million in a private placement of shares of our common stock at a price per share equal to 96% of our initial public offering price.

Secondary Offering

        In February 2000, we completed a secondary public offering in which we sold 2,890,000 shares of common stock at $108 per share. Gross proceeds from this transaction were $312.1 million. Underwriters' discounts and other related costs were $14.9 million, resulting in net proceeds of $297.2 million.

Private Placement with Cisco

        In July 2000, we issued 3,963,780 unregistered shares of common stock to Cisco, resulting in cash proceeds of $100.0 million. See Note 19 regarding the repurchase of these shares.

Note 13. Stock Plans, as Restated

1996 Stock Option Plan

        In October 1996, our board of directors adopted, and our then-sole stockholder approved, the 1996 Stock Option Plan (the "1996 Plan"). This Plan, as amended, allowed for the purchase of up to 11,666,666 shares of common stock. The 1996 Plan permitted grants of both incentive and non-qualified stock options to employees, and non-qualified stock options to consultants and directors.

        The exercise price of incentive stock options could not be less than the fair market value of the common stock on the grant date, as determined by our board of directors. The exercise price of non-qualified options could not be less than 85% of the fair market value on the grant date. The term of the incentive and non-qualified stock options was generally ten years from the date of grant or a shorter term as provided in the option agreement. Options generally vested over three to four years. As of the date of our initial public offering, all remaining shares available for grant under the 1996 Plan were transferred to the 1999 Plan (as defined in the next paragraph) and we stopped making any grants out of the 1996 Plan.

1999 Equity Incentive Plan

        In May 1999, our board of directors adopted and in June 1999 our stockholders approved our 1999 Equity Incentive Plan (the "1999 Plan"). The 1999 Plan authorizes grants of options to purchase shares of common stock, stock appreciation rights, restricted shares, and stock units. Any shares not yet issued under the 1996 Plan as of the date of our initial public offering (3,051,498 shares) became available for grant under the 1999 Plan. Each year on June 1, commencing on June 1, 2000, the number of shares available under the 1999 Plan is automatically increased by a number equal to the lesser of 6,000,000 shares or 5% of the outstanding common shares on such date. The exercise price for all incentive stock options and nonstatutory stock options may not be less than 100% or 85%, respectively, of the fair market value of our common stock on the date of grant. The options generally vest over three to four years and have a term of ten years.

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

Grants to an Outside Director and Executive Officers

        On October 15, 1998, we issued non-qualified stock options outside of the 1996 Plan to Mitchell E. Kertzman, then our chief executive officer, and to David Roux, then our Chairman, for the purchase of a total of 4,999,998 shares of our common stock at a price of $2.55 per share. Our board of directors approved the issuance of these options. Our stockholders did not consider or approve the issuance of these options. Mr. Kertzman and Mr. Roux exercised options to purchase 326,387 shares during fiscal 2000, 530,000 shares during fiscal 2001, and 1,080,100 shares during fiscal 2002. As of May 31, 2002, options to purchase a total of 2,612,123 shares were still outstanding under both options, and were vested as to 2,195,456 shares. The options vest over four years and have a term of ten years.

Navio Stock Option Plan

        In connection with our acquisition of Navio in August 1997, we assumed options that had previously been granted under Navio's Stock Option Plan (the "Navio Plan"). Our stockholders did not consider or approve our assumption of these options. When we assumed these options, they were immediately exercisable and were automatically converted into options to purchase Liberate convertible preferred stock based upon the merger's conversion ratio, of one share of Navio stock for 1.7903 shares of Liberate stock, at the time of the merger. Upon our initial public offering, these options converted into options to purchase our common stock. Additionally, upon termination of the optionholders' service, unvested shares, which resulted from the early exercise of unvested options, were subject to repurchase by us at the original purchase price. Our repurchase right generally expired at the rate of 25% of the original grant 12 months after the date of grant or employment and 75% in equal monthly increments over the following 36 months. We did not assume the Navio plan and have never granted any awards under the Navio plan. During fiscal 2000, we exercised the right to repurchase 6,218 shares and during fiscal 2001, we exercised our right to repurchase 17,345 shares. We did not exercise our right to repurchase any shares during fiscal 2002. There were no remaining shares subject to repurchase as of May 31, 2002.

        As of May 31, 2002, the Navio Plan had 322,700 options outstanding, all of which were fully vested. The weighted average exercise price of these options was $0.68 per share. Former Navio employees exercised options to purchase 1,095,101 shares during fiscal 2000, 339,461 shares during fiscal 2001, and 165,904 shares during fiscal 2002. In addition, former Navio vendors exercised options to purchase 49,756 shares during fiscal 2000, 3,576 shares during fiscal 2001, and 966 shares during fiscal 2002.

MoreCom Stock Option Plans

        In connection with our acquisition of MoreCom in June 2000, we assumed options that had previously been granted under MoreCom's 1998 Stock Option Plan and 2000 Equity Incentive Plan. Our stockholders did not consider or approve our assumption of these options. Options granted under the MoreCom Plans generally had a term of ten years and vested over a four-year period. Upon our assumption, the options to purchase shares of MoreCom common stock were converted into options to purchase shares of Liberate common stock based upon the conversion ratio for the acquisition. We did not assume the MoreCom Plans and have never granted any awards under them.

        The options we assumed in connection with our acquisition of MoreCom converted into options to purchase 1,169,180 shares of our common stock, of which options to purchase 93,032 shares were exercised during fiscal 2001 and options to purchase 217,401 shares during fiscal 2002 were exercised. As of May 31, 2002, options to purchase 630,729 shares of our common stock were outstanding, and were vested as to 467,103 shares. The weighted average exercise price of these options was $13.07 per share.

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

Stock-based Compensation

        We account for outstanding stock options under APB 25, "Accounting for Stock Issued to Employees," using intrinsic value as allowed by SFAS No. 123, "Accounting for Stock-based Compensation." In accordance with APB 25, no compensation expense has been recognized related to options granted to employees because all employee options were granted with an exercise price equal to the fair market value of the underlying stock, except as discussed below in "Deferred Stock-based Compensation" regarding below-fair-market grants for which we recognized compensation expense related to options issued prior to our IPO. If compensation cost had been determined consistent with SFAS 123, our pro forma net loss would have been as follows (in thousands, except per share data):

	Years ended May 31,
	2000	2001	2002 (As restated)
Net loss—as reported	$(80,771)	$(306,438)	$(335,087)

Net loss—pro forma	$(112,632)	$(357,018)	$(372,760)

Basic and diluted net loss per share—as reported	$(1.14)	$(2.99)	$(3.16)

Basic and diluted net loss per share—pro forma	$(1.59)	$(3.48)	$(3.51)

        Pursuant to the provisions of SFAS 123, the fair value of options granted and the 1999 Employee Stock Purchase Plan shares issued was estimated on the grant date using the Black-Scholes option pricing model and the following weighted average assumptions:

	Options Years ended May 31,			ESPP Years ended May 31,
	2000	2001	2002	2000	2001	2002
Risk-free interest rate	6.09%	6.03%	4.32%	6.18%	5.00%	2.63%
Average expected life of options granted and ESPP shares issued (in years)	4.62	6.00	4.98	0.67	0.50	0.50
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility of common stock	146%	125%	82%	144%	116%	96%
Weighted average fair value of options granted and ESPP shares issued	$35.36	$17.84	$5.57	$6.10	$11.26	$3.30

        A summary of all outstanding options, including those assumed in connection with the Navio and MoreCom acquisitions and the stock options issued outside of the Plans, to purchase common stock as of May 31, 2002 is as follows:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding as of May 31, 2002	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of May 31, 2002	Weighted average exercise price
$ 0.03 $ 2.85	4,181,620	6.11	$2.26	3,644,395	$2.22
$ 3.07 $ 6.35	4,506,015	8.36	$5.33	2,212,539	$4.92
$ 6.47 $ 9.10	6,459,485	9.24	$8.73	1,894,008	$8.80
$ 9.15 $20.88	1,626,048	8.82	$12.67	488,604	$13.63
$21.06 $96.38	1,729,335	8.06	$29.02	879,309	$29.47

	18,502,503	8.17	$8.68	9,118,855	$7.48

Deferred Stock-based Compensation

        In connection with the grant of certain stock options to employees we recorded deferred stock-based compensation of $7.1 million in fiscal 1999 and $1.6 million in fiscal 2000, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amounts are presented as a reduction of stockholders' equity. We expensed $2.1 million in fiscal 2000, $1.9 million in fiscal 2001, and $1.7 million for fiscal 2002, and will expense the balance ratably over the remaining periods during which the options vest. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an optionholder's services.

        Amortization of deferred stock-based compensation is shown as a separate line item in the accompanying consolidated statements of operations. Amortization of deferred stock-based compensation included amounts related to the following categories (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Cost of service revenues	$251	$248	$250
Research and development	1,023	930	760
Sales and marketing	457	426	401
General and administrative	322	280	258

	$2,053	$1,884	$1,669

1999 Employee Stock Purchase Plan

        In May 1999, the board of directors adopted our 1999 Employee Stock Purchase Plan and the stockholders approved this plan in June 1999. A total of 1,666,666 shares of common stock were reserved for issuance under the 1999 Purchase Plan. In addition, starting on June 1, 2000, the available pool automatically increased each year by the lesser of 1,666,666 shares or 2% of the outstanding common shares on the date of the increase. The 1999 Purchase Plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 15% of base cash compensation. Each participant could purchase up to 1,500 shares in any offering period beginning before September 30, 2002, and up to 6,000 shares in any offering period beginning on or after October 1, 2002. The price at which the common stock may be purchased was 85% of the lower of the fair market value of our common stock on the date immediately before the first day of the applicable offering period or on the last day of the respective offering period. Each offering period had a maximum duration of six months. The first offering period commenced on the effective date of the initial public offering and ended on March 31, 2000. For a discussion of the subsequent suspension of the 1999 Purchase Plan, see Note 19.

        As of May 31, 2002, 4,999,998 shares of common stock had been reserved under the 1999 Purchase Plan, of which 4,063,031 shares remained available for issuance. Employees purchased 289,234 shares in fiscal 2000, 266,516 shares in fiscal 2001, and 381,217 shares in fiscal 2002.

Note 14. Income Taxes

        Income taxes have been calculated on a separate company basis pursuant to the provisions of SFAS 109, "Accounting for Income Taxes." The components of the provision for income taxes were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Federal	$—	$—	$—
State	—	72	231
Foreign	137	443	506

Total provision	$137	$515	$737

        The provision for income taxes differs from the amounts that would result by applying the applicable statutory federal income tax rate to income before taxes as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Benefit at federal statutory rate	$(28,222)	$(107,073)	$(117,095)
State income tax benefit, net of federal benefit	(4,596)	(17,438)	(19,058)
Tax credits	(580)	(4,269)	(2,275)
Non-deductible goodwill amortization	8,987	87,963	89,842
Change in valuation allowance	22,537	31,691	48,530
Stock-based compensation	835	767	763
Non-deductible write-off of acquired in-process research and development	788	9,127	—
Other	388	(253)	30

Total provision	$137	$515	$737

        Components of the net deferred tax asset were as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)
Net operating losses	$86,716	$128,040
Temporary differences	41,983	48,858
Tax credits	10,587	10,918

Total deferred tax asset	139,286	187,816
Valuation allowance	(139,286)	(187,816)

Total net deferred tax asset	$—	$—

        We recorded a valuation allowance for the entire deferred tax asset due to uncertainties regarding the realization of the asset, our lack of profitability to date, and our uncertainty regarding future operating profitability. As of May 31, 2002, $68.7 million of the valuation allowance related to benefits of stock option deductions, which, if recognized, will be allocated to stockholders' equity.

        As of May 31, 2002, we had federal and state net operating loss carry-forwards of $365.8 million and $101.8 million, respectively, and tax credits totaling $10.9 million. The federal and state net operating loss carry-forwards expire at various dates between 2005 and 2022. The tax credits expire at various dates between 2011 and 2022. Under current tax law, net operating loss carry-forwards available to offset future operating income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

Note 15. Segment Reporting, as Restated

        Through May 31, 2002, we operated in one segment—providing digital infrastructure software and services for cable networks. As of May 31, 2000, 2001, and 2002, our long-term assets were located primarily in the United States. Mitchell Kertzman, then our chief executive officer and chief operating decision maker, evaluated performance and allocated resources. Our revenues by region were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
Europe	$8,957	$27,347	$35,494
North America(1)	7,902	7,216	30,391
Asia	4,961	5,269	4,578

Consolidated	$21,820	$39,832	$70,463

(1)
For fiscal 2000 and 2001, Canadian revenues, which are included in North American revenues, are offset by significant amounts of warrant-related expenses, and as a result, actual revenue amounts for Canada are negative in those fiscal years. Canadian revenues were $(2.4) million in fiscal 2000 and $(5.8) million in fiscal 2001.

        Prior to the restatement of our financial results for the fiscal year ended May 31, 2002, we reported European revenues of $39.2 million, North American revenues of $33.7 million, and Asian revenues of $7.4 million.

        Revenues of these two largest revenue-generating countries were as follows (in thousands):

	Years ended May 31,
	2000	2001	2002 (As restated)
U.K.-based revenues	$7,644	$21,591	$26,389

Domestic (U.S.-based) revenues	$13,275	$13,022	$23,473

        Prior to the restatement of our financial results for the fiscal year ended May 31, 2002, we reported U.K.-based revenues of $28.3 million and U.S.-based revenues of $26.4 million.

        International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the origin of the sales contract. International and domestic revenues as a percentage of our total revenues were as follows:

	Years ended May 31,
	2000	2001	2002 (As restated)
International revenues	39%	67%	67%
Domestic (U.S.-based) revenues	61%	33%	33%

Total revenues	100%	100%	100%

        Prior to the restatement of our financial results for the fiscal year ended May 31, 2002, international revenues were 67% of total revenues and domestic revenues were 33% of total revenues.

        At the end of fiscal 2000 and 2001, three customers each accounted for 10% or more of our total revenues. At the end of fiscal 2002, two customers each accounted for 10% or more of our total revenues. The percentage of sales to significant customers were as follows:

	Years ended May 31,
	2000	2001	2002 (As restated)
Customer A	*	25%	19%
Customer B	30%	28%	16%
Customer C	12%	11%	*
Customer D	19%	*	*

*
Less than 10%

        Prior to the restatement of our financial results, for the fiscal year ended May 31, 2002, Customer A accounted for 17% of our total revenues and Customer B accounted for 16% of our total revenues.

Note 16. Related Party Transactions

        For fiscal 2000, revenues from related parties of $293,000 represented 1% of our total revenues. For fiscal 2001, revenues from related parties were negative $1.2 million due to warrant-related offsets to revenue. For fiscal 2002, revenues from related parties net of warrant-related offsets were $1.6 million represented 2.2% of our total revenues.

Transactions with Oracle

        In December 1995, we began operations as a division of Oracle. As of May 31, 2002, Oracle beneficially held approximately 31% of our outstanding common stock in a voting trust. See Note 19.

        In August 1997, we entered into a tax allocation and indemnity agreement with Oracle. This agreement provided for our consolidation into Oracle's tax group for income tax payment purposes. Under the agreement, our tax liability was computed as if we had filed a separate return for amounts due in certain state and local jurisdictions. As a member of Oracle's tax group, we were allocated a share of the aggregate tax liability of the group and granted indemnity for penalties or other damages attributed to the failure of Oracle to comply with tax regulations. This agreement terminated on the effective date of our public offering. As of May 31, 2002, Oracle owes us $174,000 under this agreement.

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

        We previously leased office space in Murray City, Utah from Oracle under a lease that provided for monthly payments of $4,000. We also leased furniture and equipment for the Murray City office from Oracle under a furniture lease signed with Oracle in March 1999 that provided for monthly payments of $750. These leases terminated in February 2000.

        We previously leased office space in London, England from Oracle under a lease that provided for monthly payments of $4,200. The lease terminated in October 2000, however, we continued to lease this space for the same monthly payment of $4,200 on a month-to-month basis through December 2000.

        During the fourth quarter of fiscal 1999, we entered into a lease for the office space in San Carlos, California. In connection with entering into this lease, Oracle provided a $10.0 million guaranty to the landlord. The guaranty was terminated after the closing of our initial public offering in July 1999.

        In August 1998, we entered into a Technical Support Services Agreement with Oracle. The Technical Support Services Agreement describes the terms under which technical support services for Oracle products may be provided when licensed by us or by our distributors, and technical support for our products may be provided when licensed by Oracle, or their distributors. The agreement provides for four one-year automatic renewals following the initial one-year term.

        We entered into a Technology License Agreement with Oracle in September 1998. Pursuant to the Technology License Agreement, Oracle may promote, market, and distribute sub-licenses of our products through its worldwide distribution channels for a period of three years. This agreement terminated in September 2001.

        We routinely enter into commercial transactions with Oracle relating to licenses of its financial application and database products and associated training, support, and services. We believe that the terms of these agreements with Oracle are at least as favorable to us as those that could have been obtained in arm's-length transactions.

        In fiscal 2000, we paid Oracle approximately $2.6 million for the various leases and contracts discussed above. In fiscal 2001, we paid Oracle approximately $298,000 for the various leases and contracts discussed above. In fiscal 2002, we paid Oracle approximately $79,000 for the various leases and contracts discussed above.

        During fiscal 2000, we recorded $107,000 of expense for commissions to Oracle Japan related to the license of software. We did not make any payments in fiscal 2001 or 2002 for these commissions. Oracle paid us royalties of $147,000 for fiscal 2000 and $239,000 for fiscal 2001, and did not pay us royalties in fiscal 2002.

Transactions with Cox Communications

        A member of our board, Chris Bowick, also serves as an executive officer of Cox Communications. Cox is both a significant customer and a stockholder, currently owning less than 5% of our outstanding stock. In fiscal 2000, we entered into an agreement with Cox for the license of our software products and for the provision of services. The agreement also provides that Cox will have the right to test our software free of charge and without any commitment to deploy services using our technology. Under the agreement, Cox paid us $6.0 million in prepaid licenses and services, and Cox is entitled to receive the benefits of any more favorable terms and conditions that we may grant to any other North American network operator. Total revenue from Cox during fiscal 2001 and 2002, before taking into account warrant-related offsets, were $6,000 and $2.8 million. The net revenues from Cox, including the impact of the warrant-related offsets, were net negative revenues of $1.3 million in fiscal 2001 and net positive revenues of $1.6 million in fiscal 2002. In addition, under the commercial agreement, we were required to issue warrants to Cox. A total of 883,332 shares of our common stock are reserved for issuance to Cox under these warrants. The exercise price of these warrants is $6.90 per share. These warrants vest according to milestones established in the commercial agreement to motivate Cox to deploy our products. In addition, Cox paid us $64,000 in fiscal 2002 related primarily to services.

Transactions with Officers

        In January 2001, we entered into retention agreements with Coleman Sisson, Donald Fitzpatrick, and David Limp. Each retention agreement was to provide $818,000 to each of these executives who achieved two years of continuous service through January 2003. Payments were to be made according to the schedule set forth in the agreements. As of May 31, 2002, we had paid $292,000 to each of these executives under these agreements.

        In January 2001, we extended loans in exchange for promissory notes from Mr. Sisson and Mr. Limp. In April 2001, we also extended a loan in exchange for a promissory note from Mr. Fitzpatrick. Each loan was for $500,000, carried an interest rate of 5.9% compounded annually, and was due and payable two years from issuance.

        For updates on the status of these and other transactions with officers, see Note 19.

Note 17. Third-Party Financing Agreements

        On November 12, 1997, we entered into a Convertible Promissory Note Purchase and Cooperation Agreement with a third-party investor. The agreement was for the sale of up to three $4.0 million convertible promissory notes that are convertible into Series D convertible preferred stock. During fiscal 1998, we sold the first note of $4.0 million. These notes automatically converted on the consummation of our initial public offering. As of May 31, 2002, no further activity has occurred under this arrangement.

        In the agreement, the investor agreed to fund $3.0 million of our non-recurring engineering ("NRE") efforts through December 31, 1999. We recognized NRE revenue as services were performed. We recognized a total of $1.3 million in revenue in fiscal 2000, and an additional $703,000 in fiscal 2001. We did not recognize NRE revenue for fiscal 2002. In conjunction with this agreement, we agreed to pay the investor a royalty for each license of our software incorporating that technology, up to a maximum of $3.9 million. The obligation to pay the royalty terminates four years after the first commercial shipment of hardware implementing our software. As of May 31, 2002, we have not paid royalty payments to the investor, as no sales have been made of software incorporating the investor's technology.

Note 18. Retirement Plan

        We have a retirement plan under Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may defer a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. We may contribute to the retirement plan at the discretion of the board of directors. To date, we have not made any such contributions.

Note 19. Subsequent Events

Goodwill Impairment

        On June 1, 2002, we adopted SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets," which required that we no longer amortize goodwill and the value of an assembled workforce, but rather test these assets for impairment immediately upon the date of adoption and at least once a year. The test for impairment under SFAS 142 resulted in a goodwill impairment of $209.3 million, including the net value of our assembled workforce asset of $526,000 that we had reclassified to goodwill as of June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle on our condensed consolidated statements of operations for Q1 FY03.

        Additionally, as a result of the annual test for impairment under SFAS 142, in Q4 FY03, we wrote off $31.5 million of goodwill related to our acquisition of Sigma Systems.

Equity Investments

        During fiscal 2003, we wrote-down $12.2 million of equity investments that had been permanently impaired, reducing the value of our net equity investments to zero.

        TWTV.    In July 2002, we committed to loan TWTV up to £509,000, approximately $811,000, in phases through December 2002. The loan is secured by certain assets of TWTV, carries an annual interest rate of 20%, plus a one-time 5% facility fee, and is due on June 30, 2004. At our discretion, we may convert this loan into common equity of TWTV. Additionally, for every £1 drawn down from us under the loan facility, we earned warrants to purchase shares of TWTV common stock. See Note 8.

        Between July 2002 and November 2002, TWTV drew down the full amount from us under this loan facility and issued warrants to us to purchase 254,462,000 shares of TWTV common stock, which we immediately exercised. Upon full conversion of all debt and warrants issued to us in this transaction, our ownership percentage will remain under 20%, and we do not exert significant influence over TWTV's business and financial decisions.

        MetaTV.    In July 2002, we purchased shares of Series D Preferred Stock of MetaTV for a total purchase price of $410,000 and received a warrant to purchase 85,984 shares of MetaTV's Series D Preferred Stock.

        ExtendMedia.    In the first nine months of fiscal 2003, we loaned $350,000 to ExtendMedia under the debenture purchase agreement dated May 31, 2002.

        Sportvision.    In August 2002, we entered into an agreement to loan Sportvision $200,000. The loan had a maturity of eighteen months and bore interest at the rate of 5% per annum. In December 2002, the debt and interest automatically converted into shares of Series B Preferred Stock.

        China Broadband (H.K.)    In fiscal 2003, we concluded that based on breaches by China Broadband (H.K.) of its representations and warranties, our prior obligation to make further investment in its Chinese joint venture had terminated.

Equity Repurchases

        On July 25, 2002, we repurchased 3,963,780 shares of our common stock beneficially owned by Cisco for an aggregate purchase price of $10.0 million. The purchase price per share of $2.5117 was our average stock price for the ten consecutive trading days ending on July 18, 2002, less a 2% discount. Following repurchase, these shares became authorized and unissued shares.

        In August 2002, we paid MediaOne $1.1 million to repurchase their unearned warrants to purchase 400,000 shares. We recorded the charge upon initial signing of the agreement in Q4 FY02 as a $1.1 million reduction to revenue. See Notes 10 and 12.

Suspension of 1999 Employee Stock Purchase Plan

        In January 2003, because we were not current in our periodic reports with the SEC, we terminated the offering period of our 1999 Employee Stock Purchase Plan before the purchase of shares scheduled for March 31, 2003 and refunded employee contributions.

Other Commitments

        In July 2002, we entered into an agreement with a content provider. Under the agreement, we paid $600,000 for certain license rights to content, $200,000 for future services, and $400,000 for a future equity investment in a venture then being contemplated by the provider. We had previously received $550,000 from another party who proved to be affiliated with the content provider. Accordingly, we are treating the $550,000 payment as an offset to the cost of this transaction, and have reduced the carrying value of our license of the content by that amount. We have the right to choose whether or not to proceed with the investment when we are presented with the terms. If we do not proceed with the investment, the $400,000 will be refunded to us or applied to extend the term of our license rights, at the provider's option. It does not currently appear that the provider will proceed with the venture or refund the $400,000 resulting in an extension of the license term.

Acquisition of Sigma Systems

        In August 2002, we acquired the outstanding capital stock of Sigma Systems, a privately-held corporation based in Toronto, Canada, for $60.4 million in cash, before deducting $22.3 million of cash received in connection with the acquisition. We also assumed Sigma Systems' unvested employee options with a fair value of $1.9 million, agreed to satisfy certain obligations of Sigma Systems to its employees in the aggregate amount of $3.0 million, and incurred acquisition costs of approximately $1.3 million. The total consideration and acquisition costs were $66.6 million and we accounted for the acquisition as a purchase.

        At the time of acquisition, Sigma Systems developed and marketed operational support systems ("OSS") software that let network operators create, deploy, monitor, and maintain digital subscriber services. Through this acquisition, we sought to expand our product offerings for network operators. In September 2002, Sigma Systems changed its legal name to Liberate Technologies (Toronto) Ltd. We have included the results of operations of Sigma Systems in our consolidated financial statements since August 8, 2002. We may incur additional charges associated with this transaction in subsequent periods to reflect the costs of this acquisition.

        We allocated the total purchase price consideration of $66.6 million as follows (in thousands):

Cash	$22,314
Receivables and other current assets	2,232
Property, plant and equipment	672
Liabilities assumed	(3,586)
Deferred compensation	184
In-process research and development	300
Intangible assets	9,830
Goodwill	34,630

Total consideration	$66,576

        We immediately wrote off $300,000 of acquired in-process research and development that, based on an independent appraisal, had not reached technological feasibility and had no alternative future use. The value of Sigma Systems' in-process research and development was determined by using the income approach, which measures the present worth and anticipated future benefit of the intangible asset. We included the write-off of acquired in-process research and development in operating expenses on our condensed consolidated statement of operations.

        We also used the income approach to determine the value of Sigma Systems' existing products and technology, customer lists, and order backlog, and trademarks. Based on these valuations, we recorded $9.8 million of intangible assets that we will amortize on a straight-line basis over an estimated useful life of three years. Intangible assets consisted of $9.2 million of existing technology and $630,000 of customer lists and order backlog and trademarks. We also recorded $34.6 million of goodwill, which represents the purchase price in excess of the identified net tangible and intangible assets. In accordance with SFAS 142, we will not amortize goodwill, but will review it for impairment at least once a year.

Option Grants in Fiscal 2003

        During fiscal 2003, we issued options to purchase 6,200,000 shares to employees and directors under our 1999 Equity Incentive Plan and options to purchase 5,900,000 shares to employees outside our plans. During fiscal 2003, we also assumed options to purchase 1,165,291 shares in connection with our acquisition of Sigma Systems.

Rights Plan

        In May 2003, our board of directors adopted a stockholder rights plan, which is designed to give the board flexibility in responding to unsolicited acquisition proposals. Under the plan, rights were distributed as a dividend at the rate of one right for each share of Liberate common stock held by stockholders of record as of the close of business on May 30, 2003. Each right will initially entitle stockholders to buy a fraction of a share of preferred stock. The rights will generally be exercisable only if a person or group acquires beneficial ownership of at least 15% of our common stock or starts a tender or exchange offer that would give them beneficial ownership of at least 15% of our common stock. The rights plan will expire on May 30, 2013.

Bylaw Amendment

        In May 2003, our board of directors amended our bylaws to provide that a majority of stockholders can remove directors for any reason (rather than permitting removal only upon a two-thirds vote and for cause), and to provide that stockholders may not call special meetings of stockholders.

Restructuring Costs

        As part of our ongoing efforts to control costs, we effected a reduction in force in July and August 2002. This action resulted in a headcount reduction of 106 employees. As a result of these actions, we will record restructuring costs of approximately $2.2 million in the Q1 FY03, which were primarily comprised of salary and employee-related expenses. In conjunction with this reduction of force, we terminated the employment of our chief strategy officer, David Limp. For information regarding his severance agreement and loan repayment, see "Executive Compensation" below in this Note 19.

        During the quarter ended August 31, 2002, management determined that the February 2002 restructuring was substantially complete. Accordingly, we reversed $210,000 of restructuring reserves in Q1 FY03.

        In January 2003, we announced a further reduction in force. We terminated the employment of 228 employees. Under SFAS 146, we initially expected to record a total restructuring charge of $5.3 million comprised of salaries and employee-related expenses. In fiscal 2003, we recorded approximately $5.1 million of the estimated $5.3 million charge and expect to incur approximately $4,000 more.

        In April 2003, we announced another reduction in force. This action resulted in a headcount reduction of 75 employees, worldwide, with 32 on transition plans as of May 31, 2003. Under SFAS 146, we expect to record a total restructuring charge of approximately $2.3 million comprised of salary and employee-related expenses. For the quarter ended May 31, 2003, we recorded approximately

$2.1 million of the estimated $2.3 million charge. We expect to record the remainder in subsequent periods.

Lease Commitments and Amendments

        In connection with our acquisition of Sigma Systems, we assumed an existing lease to occupy approximately 41,000 square feet of office space in Toronto, Ontario, Canada. Under this lease, which terminates on November 30, 2009, we are obligated to pay approximately $30,000 per month. The monthly lease payment will increase at predetermined dates and rates over the lease term.

        In January 2003, we amended our current facilities operating lease in London, Ontario, Canada to include an additional 5,000 square feet, bringing the total space under lease at that location to 25,000 square feet. This lease runs through December 31, 2007.

Litigation

        For a discussion of our pending litigation and related matters, see Item 3, "Legal Proceedings" and Note 10.

Executive Compensation

        Outstanding Executive Loans.    In July 2002, David Limp repaid the full principal and interest due under his promissory note. In November 2002, Donald Fitzpatrick repaid $275,000 of the principal amount of his promissory note. According to the terms of Mr. Fitzpatrick's promissory note, his outstanding balance of $225,000 and all accrued interest was due 60 days from December 27, 2002, the date of the termination of his employment. As of June 30, 2003, Mr. Fitzpatrick had not repaid the balance of this loan and we have recorded a reserve to cover our potential loss. In January 2003, Coleman Sisson repaid the full principal and interest of $561,000 due under his promissory note. See Note 16.

        Fiscal 2001 Executive Retention Agreements.    In July 2002, Mr. Limp left Liberate as part of a reduction in force and realignment of management roles, which triggered a payment of the remaining $526,000 under his retention agreement. During fiscal 2003, we paid Mr. Fitzpatrick $219,000 under his January 2001 retention agreement. In connection with the events leading to the restatement of our financial statements, we terminated Mr. Fitzpatrick's employment on December 27, 2002, before additional payments were due. During fiscal 2003, we paid Mr. Sisson the remaining $526,000 due under his January 2001 retention agreement. See Note 16.

        Fiscal 2003 Executive Retention Agreements.    In June 2002, we entered into a new employee retention agreement with each of Mitchell Kertzman, Mr. Sisson, Mr. Fitzpatrick, and Kent Walker. Under the terms of these agreements, in the event of a change of control followed within one year by the officer's actual or constructive termination, the officer would have been guaranteed total payments of twice the officer's total cash compensation for the prior fiscal year, up to a maximum of $750,000.

        In March and April 2003, we entered into new employee retention agreements with Mr. Lockwood, Mr. Nguyen, Mr. Wood, Mr. Vachon, Mr. Sisson, and Mr. Walker. Under the terms of the retention agreements, in the event of a change of control of Liberate that is followed within one year by the officer's actual or constructive termination, the officer will receive a payment equal to twice his total taxable compensation for the prior fiscal year, with a minimum payment of $500,000 and a maximum payment of $750,000. These agreements supersede the previous employee retention agreements that we entered into with Mr. Sisson and Mr. Walker.

        Senior Management Bonus Plan and Sales Commission Plan.    In July 2002, the compensation committee of the board of directors approved a senior management bonus plan under which

Mr. Kertzman, Mr. Sisson, and Mr. Walker would have been eligible to receive bonuses if we had achieved specified revenue and operating expense targets.

        In July 2002, the compensation committee also approved a sales commission plan under which Mr. Fitzpatrick would be eligible to receive commissions based on achievement of revenue and earnings targets. During fiscal 2003, we paid Mr. Fitzpatrick $31,000 under his sales commission plan.

        Termination of Executives' Employment.    In connection with Mr. Limp's departure in July 2002, we entered into a separation agreement and mutual release of claims with him. Under the terms of this agreement, we paid Mr. Limp an amount equal to his salary and on-target bonuses for fiscal 2002, in addition to the payment under his retention agreement discussed above.

        In June 2003, Mr. Kertzman and Mr. Sisson terminated their employment with Liberate. We entered into an agreement with Mr. Sisson under which he will receive $10,000 per month for his services as an independent contractor and may receive additional compensation. We may terminate this agreement at any time. We also agreed to pay the premiums for Mr. Sisson's health coverage for twelve months.

        Consulting Agreements.    In September 2002, we entered into a consulting agreement with Mr. Limp in which we agreed to pay him not less than $10,000 per month for consulting services. We paid Mr. Limp approximately $123,000 under this consulting agreement, which terminated in March 2003. In November 2002, we entered into a letter agreement with Philip Vachon, in which we agreed to pay him $56,500 per month for advisory services through February 28, 2003. We subsequently extended that agreement through April 11, 2003, at which time Mr. Vachon became president—Liberate International.

        Option Grants.    In March 2003, we agreed to amend the terms of outstanding option grants to Mr. Sisson and Mr. Walker so that they would become fully vested upon certain employment termination events in connection with a change of control of Liberate. The compensation committee of the board also approved new option grants of 1.3 million shares to each of Mr. Lockwood, Mr. Wood, and Mr. Nguyen and 1.7 million shares to Mr. Vachon.

        In July 2002, in order to retain qualified independent directors, the board approved the grant of options to purchase 50,000 shares of our stock to each of the three independent board members. These options have an exercise price of $2.42 per share, which was the closing price of the stock on the date of grant, and vest monthly over four years.

Discontinued Operations

        In August 2002, we acquired the outstanding capital stock of Sigma Systems. In accordance with SFAS 142, we determined that Sigma Systems had two reporting units, OSS and Bill-Care. Subsequently, in May 2003, we sold the business and assets related to Bill-Care to Sigma Software Solutions, Inc, a company owned by certain former shareholders of Sigma Systems, for consideration of $1.0 million in cash. We recorded a loss of $177,000 arising on the sale of discontinued operations in the fourth quarter of fiscal 2003. We reclassified $1.2 million of revenue and $2.3 million of net loss as part of discontinued operations for the year ended May 31, 2003.

Sale of Our Stock by Oracle

        In July 2003, Delphi Asset Management (a wholly-owned subsidiary of Oracle Corportion) filed a report on Form 4 with the SEC disclosing that it had disposed of all its 33 million shares of our common stock.

Management Changes

        In June 2003, Mitchell Kertzman and Coleman Sisson resigned from their positions as officers and directors of Liberate. The board of directors expanded to seven members and the board elected David Lockwood, Patrick S. Jones, and Robert R. Walker to fill the vacancies. The board also named Mr. Lockwood as chairman and chief executive officer, Gregory S. Wood as executive vice president and chief financial officer, Patrick Nguyen as executive vice president—corporate development, and Kent Walker as executive vice president—corporate and legal affairs, general counsel, and secretary and confirmed the April 2003 appointment of Philip Vachon as president—Liberate International.

Loss Mitigation Insurance Policy

        On August 29, 2003, Liberate purchased a $100 million supplemental loss mitigation insurance policy from a AAA/A++ rated insurance carrier to cover damages that may arise from pending securities and derivative litigation related to Liberate's restatement. This policy is in addition to Liberate's existing policies that provide for up to $15 million of coverage. Liberate paid a $17.9 million premium for the loss mitigation policy, with a rebate of up to $4.4 million, if an eventual settlement or judgment is less than specified amounts. Liberate has certain deductibles under its insurance arrangements for which it is solely responsible.

Expected Sale of OSS Division

        In September 2003, we announced that we are actively exploring the sale of our OSS division, and that we expect to reach a definitive agreement in the near future. The division is based in Toronto, Ontario and employs approximately 100 professionals. It had net assets of approximately $1.1 million as of May 31, 2003, and had revenues of approximately $2.3 million for fiscal 2003 following our acquisition of Sigma Systems in August 2002. There can be no assurance that we will consummate such a sale on reasonable terms or at all.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        On May 3, 2002, we dismissed our independent auditor, Arthur Andersen LLP, and engaged PricewaterhouseCoopers LLP as our new independent auditors for our fiscal year ended May 31, 2002. The finance and audit committee of our board of directors recommended the dismissal of Andersen and the engagement of PricewaterhouseCoopers, and our board approved these actions.

        During our two fiscal years ended May 31, 2001, and the subsequent interim period through May 3, 2002, there were: (1) no disagreements between us and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports, and (2) no reportable events described under Item 304(a)(1)(v) of Regulation S-K.

        The audit reports of Andersen on the consolidated financial statements of Liberate as of and for the fiscal years ended May 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

        During our two fiscal years ended May 31, 2001, and the subsequent interim period through May 3, 2002, we did not consult with PricewaterhouseCoopers regarding the application of accounting principles to a specific transaction or any other matter subsequent to a disagreement with our former independent auditor or any of the other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

        Within 90 days prior to the date of this report, we carried out an evaluation of the design and operation of our recently amended internal controls and procedures, under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer. Rules adopted by the SEC require that we present the conclusions of the chief executive officer and chief financial officer about the effectiveness of our disclosure controls and internal controls based on and as of the date of their evaluation.

Disclosure Controls and Procedures

        Disclosure controls are procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

        In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Internal Controls

        Internal controls for financial reporting are procedures designed to provide reasonable assurance that transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported to permit the preparation of financial statements in accordance with generally accepted accounting principles. We monitor and assess the quality of these controls.

        Our chief executive officer and chief financial officer do not expect that our internal controls will prevent all error and fraud. Any control system, no matter how well conceived and operated, provides only reasonable, not absolute, assurance. Resource constraints, cost/benefit analyses, assumptions about likely future events and control risks, and changing conditions necessarily affect the design of a control system, and may result in undetected problems. Furthermore, negligence (including faulty judgments, errors, and mistakes) or intentional acts by one or more employees or managers can override or frustrate even well-designed controls.

Changes in Internal Controls

        In preparing our quarterly report on Form 10-Q for the quarter ended August 31, 2002, we discovered facts calling into question the appropriateness and timing of revenue recognition. Our audit committee subsequently initiated the investigation described above that culminated in the restatement of our consolidated financial statements as of, and for the fiscal year ended May 31, 2002. For a discussion of these events, see Item 1, "Business—Restatement of Liberate's Financial Statements for the Fiscal Year Ended May 31, 2002 and Revision of Liberate's Financial Statement for the Quarter Ended August 31, 2002."

        As part of the investigation, our management, audit committee, and board of directors reviewed company policies and procedures in areas that they viewed as important, with a particular focus on matters related to the reasons for the restatement. Specific areas of focus included revenue recognition accounting, financial reporting and legal compliance controls, proper authorization for transactions, the structure and payment of sales incentives, and a number of other areas relevant to our financial statements.

        In response to the findings of the investigation, we terminated the employment of our chief operating officer and senior members of our sales department. We also adopted a number of additional control initiatives designed to improve communication of accurate information relevant to revenue recognition issues, improve the tracking of professional services and engineering hours, detect improper agreements, and provide additional education to our employees about revenue recognition principles.

        It will take some time to realize all of the benefits of these initiatives to enhance our control structure. We are committed to ongoing periodic reviews of our controls and their effectiveness.

Conclusion

        Our chief executive officer and chief financial officer believe that, taking into account the steps noted above to improve controls and procedures, our disclosure controls and procedures are now effective in all material respects. Since the date of our evaluation of the internal controls, there have been no significant changes in those controls or in other factors that could significantly affect those controls.

PART III.

Item 10. Directors and Executive Officers of the Registrant

        Our directors and executive officers, their ages, positions with Liberate, and certain biographical information as of June 30, 2003 were as follows:

	Age	Positions and Offices Held with Liberate
Directors
David Lockwood(1)	43	Chairman and chief executive officer
Christopher J. Bowick	47	Director
Charles N. Corfield(2)(3)(4)	44	Director
Dana L. Evan(2)(3)(4)	43	Director
Patrick S. Jones	58	Director
Dr. David C. Nagel(2)(3)	58	Director
Robert R. Walker	52	Director
Other Executive Officers
Philip A. Vachon	46	President—Liberate International
Gregory S. Wood	44	Executive vice president and chief financial officer
Patrick P. Nguyen	36	Executive vice president—corporate development
Kent Walker	42	Executive vice president—corporate and legal affairs, general counsel, and secretary

(1)
Member of secondary compensation committee

(2)
Member of corporate governance committee

(3)
Member of finance and audit committee

(4)
Member of compensation committee

        David Lockwood has been chairman and chief executive officer of Liberate since June 2003 and served as a strategic advisor to Liberate from March 2003 to June 2003. He was an executive officer of InterTrust Technologies Corporation from September 2001 to February 2003, serving in the roles of chief executive officer, president, and executive vice chairman. He also served as a director of InterTrust from October 2000 to February 2003. From January 2000 to September 2001, Mr. Lockwood was the managing partner of Reuters Greenhouse Fund, a venture capital firm. Prior to joining Reuters Greenhouse Fund, Mr. Lockwood spent 10 years at Goldman, Sachs & Co., most recently as a managing director. Mr. Lockwood currently serves on the board of directors of Forbes.com and is a managing member of Lockwood Capital Advisors LLC.

        Christopher J. Bowick has served as a director of Liberate since November 2001 and previously served as a director of Liberate from January 2001 until July 2001. Mr. Bowick joined Liberate's board on both occasions as the representative of certain network operator customers. These network operator customers were entitled to Liberate's best efforts to grant them board representation under a voting agreement that terminated at the end of July 2002. Liberate has no current obligation to nominate Mr. Bowick to be a director of Liberate. Mr. Bowick has served as senior vice president, engineering and chief technical officer of Cox Communications since January 2001. Mr. Bowick joined Cox in April 1998 as vice president, technology development, and was promoted to senior vice president, technology development in October 2000. Prior to joining Cox, Mr. Bowick served as group vice president and chief technology officer of Jones Intercable since September 1991. Before joining Jones Intercable, Mr. Bowick served in various engineering and technology capacities with Scientific-Atlanta since January 1981, leaving the company as vice president of engineering for the transmission systems business division.

        Charles N. Corfield has served as a director of Liberate since December 1998. Since August 2000, Mr. Corfield has served as chief executive officer of SandCherry Networks, a provider of telecommunications software. Mr. Corfield was previously managing director of Lhotse Shar, LLC, a venture/investment company, since 1998, and has been a private investor in a variety of high-technology firms since 1995. Mr. Corfield co-founded Frame Technology, a software company, in 1986 and served as a member of its board of directors and as its chief technology officer until it was acquired by Adobe Systems in 1995. Mr. Corfield also serves as a director of iBasis.

        Dana L. Evan has served as a director of Liberate since January 2001. Ms. Evan has served as executive vice president of finance and administration of VeriSign since January 2001 and chief financial officer of VeriSign since June 1996. Ms. Evan also served as vice president of finance and administration of VeriSign from June 1996 until December 2001. From 1988 to June 1996, she worked as a financial consultant in the capacity of chief financial officer, vice president of finance, or corporate controller for various public and private companies and partnerships, including VeriSign from November 1995 to June 1996, Delphi Bioventures, a venture capital firm, from 1988 to June 1995, and Identix Incorporated, a manufacturer of biometric identity verification and imaging products, from 1991 to August 1993. Prior to 1988, she was employed by KPMG, most recently as a senior manager.

        Patrick S. Jones has served as a director of Liberate since June 2003. Since March 2001, Mr. Jones has been a private investor and a board member of several public and private companies. Previously, he served as a senior vice president and chief financial officer of Gemplus International S.A., a smart card device manufacturer, from June 1998 to March 2001. From June 1992 to June 1998, Mr. Jones served as a vice president and corporate controller of Intel Corporation, a semiconductor manufacturer. Mr. Jones also serves on the board of directors of QRS Corporation, a developer of supply chain management software and services for the retailing industry, and Genesys S.A., a conferencing services provider. He is also the chairman of the board of Dione plc, a privately held manufacturer of Electronic Point Of Sale (EPOS) terminals.

        Dr. David C. Nagel has served as a director of Liberate since February 2000. Since August 2001, Dr. Nagel has served as the president and chief executive officer of PalmSource Inc., a Palm OS platform subsidiary of Palm. Before joining PalmSource in August 2001, Dr. Nagel was president of AT&T Labs since April 1996 and AT&T chief technology officer since August 1997. Dr. Nagel also served as chief technology officer of Concert, a joint venture between AT&T and British Telecom, from June 1999 to August 2001. Prior to joining AT&T, Dr. Nagel was a senior vice president of Apple Computer, where he led a worldwide research and development group responsible for Macintosh hardware, Mac OS software, imaging, and other peripheral products. Before joining Apple's Advanced Technology Group in 1988, Dr. Nagel was a research scientist and head of human factor research at NASA's Ames Research Center. Dr. Nagel also serves as a director of Palm and PalmSource.

        Robert R. Walker has served as a director of Liberate since June 2003. He was executive vice president and chief financial officer of Agilent Technologies, an electronic equipment manufacturing company, from March 1999 to December 2001. Prior to joining Agilent Technologies, Mr. Walker held positions including vice president, chief information officer and group controller at Hewlett-Packard Company, from June 1975 to February 1999. Mr. Walker is also a member of the executive committee of Financial Executives International.

        Philip A. Vachon was appointed president—Liberate International in April 2003. From November 2002 to April 2003, Mr. Vachon supervised Liberate's worldwide sales organization. From January 2001 to October 2002, Mr. Vachon advised a variety of technology companies. From January 1999 to December 2000, he was senior vice president of worldwide sales for Liberate and from

June 1997 to January 1999, he served as our senior vice president of Americas sales. From March 1987 to June 1997, Mr. Vachon served in various capacities at Oracle, most recently as vice president of alliances.

        Gregory S. Wood has been executive vice president and chief financial officer of Liberate since June 2003 and served as a strategic advisor to Liberate from March 2003 to June 2003. Previously, he served as chief financial officer of InterTrust from November 2000 to February 2003. Before joining InterTrust, Mr. Wood served as chief financial officer of Network Computing Devices, a computer networking company, from August 1999 to November 2000. Mr. Wood also served as executive vice president and chief financial officer, from December 1998 to July 1999, and as chief financial officer, from July 1997 to November 1998, of Sutmyn Storage Corporation, a data storage company. Prior to joining Sutmyn, Mr. Wood served as senior vice president, finance and managing director, from April 1996 to June 1997, and as vice president and treasurer, from January 1990 to March 1996, of Memorex Telex NV, a supplier of computer networking products and services. Mr. Wood is a certified public accountant.

        Patrick P. Nguyen has been executive vice president—corporate development since June 2003 and served as a strategic advisor to Liberate from March 2003 to June 2003. Previously, he served as senior vice president, corporate development, and as vice president, Global Alliances of InterTrust, from July 1998 to February 2003. From February 1993 to June 1998, Mr. Nguyen was an attorney with Weil, Gotshal & Manges, where he was made a partner in January 1998 and was head of the corporate and technology transaction practice of the firm's Silicon Valley office.

        Kent Walker has been an officer of Liberate since October 2000. He has served as general counsel and secretary since joining Liberate, and in June 2003, he became executive vice president—corporate & legal affairs. From August 2002 to June 2003, Mr. Walker served as chief financial officer. Mr. Walker also served as a senior vice president of Liberate from January 2001 to August 2002 and as a vice president from October 2000 to January 2001. Prior to joining Liberate, Mr. Walker served as Associate General Counsel of America Online and Netscape Communications from April 1997 until October 2000. Prior to joining Netscape, Mr. Walker served as senior Counsel to AirTouch Communications from March 1995 until April 1997. Prior to joining AirTouch Communications, Mr. Walker served as an Assistant U.S. Attorney with the U.S. Department of Justice from 1990 to 1995.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        The members of our board, our executive officers, and persons who hold more than ten percent of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of and transactions in our common stock. Based solely on our review of (1) copies of Section 16(a) reports that we received from these persons regarding transactions in our common stock during fiscal 2002 and (2) written representations that we received from our executive officers and directors that no annual Form 5 reports were required to be filed by them for fiscal 2002, we believe that our executive officers, board members, and greater-than-ten-percent stockholders met all reporting requirements under Section 16(a) for fiscal 2002 in a timely manner, except that Christopher J. Bowick filed a late Form 3.

Item 11. Executive Compensation

        The following Summary Compensation Table sets forth, for the fiscal years ended May 31, 2000, 2001, and 2002, the compensation earned for services rendered in all capacities to us and our subsidiaries by our chief executive officer and the four other most highly compensated executive officers who were serving as such as of May 31, 2002 (collectively, the "named executive officers".) All of the named executive officers left Liberate after May 31, 2002.

Annual Compensation
								Long-Term Compensation Awards
Name and Principal Position	Year		Salary ($)		Bonus ($)	Other Annual Compensation ($)		Number of Securities Underlying Options
Mitchell E. Kertzman Former chairman of the board and chief executive officer	2002 2001 2000		300,276 300,267 300,267		160,076 220,152 262,642	— — —		650,000 200,000 —	(1) (1)
Coleman Sisson Former president and director	2002 2001 2000	(3)	250,276 235,684 122,020		394,047 137,595 87,500	— 106,894 38,773	(2) (2)	500,000 130,000 450,000	(4)
Donald M. Fitzpatrick Former chief operating officer	2002 2001 2000		606,610 487,720 122,303	(5) (6) (7)	372,000 5,642 25,941	— 300 30,642	(2) (2)	200,000 86,000 160,000	(4)
David A. Limp Former executive vice president and chief strategy officer	2002 2001 2000		250,276 235,689 213,394		362,033 90,636 53,130	— — —		60,000 105,000 —
Nancy J. Hilker Former senior vice president and chief financial officer	2002 2001 2000		230,276 215,684 205,267		64,430 82,930 51,039	— — —		60,000 75,000 —

(1)
At Mr. Kertzman's request, this option was cancelled in fiscal 2003.

(2)
Relocation expenses.

(3)
Mr. Sisson joined Liberate in November 1999.

(4)
At the request of this executive officer, this option was canceled in fiscal 2002.

(5)
Includes $371,334 in commissions.

(6)
Includes $262,120 in commissions.

(7)
Includes $30,998 in commissions.

        The following table sets forth information with respect to stock options granted to each of the named executive officers in fiscal 2002:

	Individual Grants					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term ($)(3)
			% of Total Options Granted to Employees In Fiscal Year(2)
	Number of Securities Underlying Options Granted(1)
Name				Exercise Price ($/Share)	Expiration Date
						5%	10%
Mitchell E. Kertzman	650,000	(4)	6.59	8.47	6/1/11	3,462,379	8,774,349
Coleman Sisson	50,000 450,000	(5)(6) (6)(7)	0.51 4.56	8.47 8.47	6/1/11 6/1/11	266,337 2,397,032	674,950 6,074,549
Donald M. Fitzpatrick	40,000 160,000	(5)(6) (6)(7)	0.41 1.62	8.47 8.47	6/1/11 6/1/11	213,070 852,278	539,960 2,159,840
David A. Limp	60,000	(5)(6)	0.61	8.47	6/1/11	319,604	809,940
Nancy J. Hilker	60,000	(5)(6)	0.61	8.47	6/1/11	319,604	809,940

(1)
Options were granted under Liberate's 1999 Equity Incentive Plan and have a term of ten years.

(2)
Based on an aggregate of 9,861,562 options granted in fiscal 2002.

(3)
The potential realizable value is calculated based on the term of the option at the time of grant (10 years). Stock price appreciation of 5% and 10% per year from the date of the grant is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent Liberate's prediction of its stock price performance.

(4)
At Mr. Kertzman's request, this option was cancelled in fiscal 2003.

(5)
Options vest monthly over four years commencing with the date of grant.

(6)
Pursuant to an amendment entered into in fiscal 2003, all unvested options will vest fully in the event of a change in control of Liberate that results in a material change in the officer's employment within the year following the change in control.

(7)
25% of the options vest immediately, with the remaining 75% vesting monthly over three years.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        The following table sets forth options exercised by each of the named executive officers during fiscal 2002, and the number and value of securities underlying unexercised options that were held by these named executive officers as of May 31, 2002.

        Amounts shown under the column "Value Realized" are equal to the fair market value of the purchased shares on the option exercise date, less the exercise price paid for such shares.

        Amounts shown under the column "Value of Unexercised In-the-Money Options at Fiscal Year End" are based on the fair market value of our common stock at May 31, 2002, $4.05 per share, less the exercise price payable for such shares.

			Number of Securities Underlying Unexercised Options at Fiscal Year End
					Value of Unexercised In-the-Money Options at Fiscal Year End ($)
	Number of Shares Acquired on Exercise
Name		Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mitchell E. Kertzman	600,000	3,885,079	2,015,623	1,063,543	2,718,749	625,001
Coleman Sisson	0	0	296,874	333,126	0	0
Donald M. Fitzpatrick	0	0	134,539	151,461	0	0
David A. Limp	78,500	628,404	140,034	131,634	153,137	11,459
Nancy J. Hilker	45,000	397,598	143,920	100,175	177,982	8,230

10-Year Option Repricings

        The following table sets forth information with respect to grants of options to executive officers that were followed by cancellations of other options held by those executive officers. Under the Securities and Exchange Commission's rules, this combination of events may be considered a repricing. See the Compensation Committee Report for further explanation.

Name	Date	Number of Securities Underlying Options Repriced Or Amended	Market Price Of Stock At Time Of Repricing Or Amendment ($/Share)	Exercise Price At Time Of Repricing Or Amendment ($/Share)	New Exercise Price ($/Share)	Length of Original Option Term Remaining At Date Of Repricing Or Amendment (Years)
Coleman Sisson	6/1/2001	450,000	8.47	32.44	8.47	8.44
Donald M. Fitzpatrick	6/1/2001	160,000	8.47	32.44	8.47	8.44
Kent Walker	6/1/2001	200,000	8.47	17.88	8.47	9.42

Director Compensation

        In July 2002, in order to retain qualified independent directors, the board approved the grant of options to purchase 50,000 shares of our stock to each of the three independent board members, Mr. Corfield, Ms. Evan, and Dr. Nagel. These options have an exercise price of $2.42 per share, which was the closing price of the stock on the date of grant, and vest monthly over four years.

        Through fiscal 2003, except for grants of stock options and the reimbursement of expenses incurred in connection with attendance at board or committee meetings, our directors generally did not receive compensation for services provided as a director. We also did not pay compensation for committee participation or special assignments of the board.

        Through fiscal 2003, pursuant to the terms of our 1999 Equity Incentive Plan, upon the conclusion of each of our annual stockholders' meetings, each non-employee director who was to continue to serve as a board member following the meeting would automatically be granted a fully vested option for 10,000 shares of our common stock, unless the director notified us that he or she was unable to accept such option. The exercise price of each option is equal to the fair market value of our common stock on the option grant date. The options expire on the earlier of the 10-year anniversary of the date of grant or 12 months after a director leaves the board.

        In August 2003, the compensation committee recommended and the board of directors adopted the following set of compensation proposals for non-employee directors.

  •
  Each non-employee director will receive $30,000 in annual cash compensation, payable in semi-annual installments and $1,000 for participation in each board and committee meeting. A director will only qualify for the payments if he or she has attended at least 75% of the meetings of the board and applicable committees for the six months prior to payment.

  •
  On the date a new non-employee director joins the board, he or she will receive an award of stock units, which represent Liberate's promise to issue shares of common stock on a future date. If the director joins the board between October 1 and March 31, he or she will receive stock units worth $20,000, which will vest as to 50% of the units on the next April 1 and October 1, so long as the director remains on the board. If the director joins the board between April 1 and September 30, he or she will receive stock units worth $10,000, which will vest as to 100% of the units on the next October 1.

  •
  On October 1 of each year, each non-employee director will receive an award of stock units worth $20,000, which will vest as to 50% of the units on April 1 and October 1 of the following year, so long as the director remains on the board.

  •
  Each non-employee director who receives stock units will be required to retain beneficial ownership of at least 50% of the shares issued upon vesting and settlement of the stock units until he or she leaves the board.

        Directors who are also our employees receive their employee compensation, including equity compensation under our 1999 Equity Incentive Plan, and are also eligible to participate in our other plans and benefits generally available to our employees. Compensation arrangements for directors who are or were employees are described elsewhere in this Item 11, "Executive Compensation."

Employment Contracts, Termination of Employment, and Change in Control Arrangements

        On October 12, 1998, we entered into an employment agreement with Mitchell E. Kertzman, our former chief executive officer. Mr. Kertzman's annual base salary was $300,000, and he was eligible for a target annual bonus of $200,000, subject to adjustment based on performance measures, with a limit of 125% of the target amount. On October 15, 1998, pursuant to the terms of his employment agreement, we granted Mr. Kertzman an option to purchase 3,333,332 shares of our common stock. This option has expired.

        In January 2001, we entered into employee retention agreements with Mr. Sisson, Mr. Fitzpatrick, and Mr. Limp. Each retention agreement was to provide $818,000 in periodic payments to each officer who achieved two years of continuous service through January 2003. During fiscal 2002, we paid $292,000 to each of these executive officers under these agreements. Following the end of fiscal 2002, Mr. Limp left Liberate as part of a reduction in force and realignment of management roles, which triggered a payment of the remaining $526,000 under his retention agreement. During fiscal 2003, we paid Mr. Fitzpatrick $219,000 under his agreement. In connection with the events leading to the restatement of our financial statements, we terminated Mr. Fitzpatrick's employment on December 27, 2002 before any additional payments were due. During fiscal 2003, we paid Mr. Sisson the remaining $526,000 due under his agreement.

        In connection with Mr. Limp's departure in July 2002, we entered into a separation agreement and mutual release of claims with him. Under the terms of this agreement, we paid Mr. Limp an amount equal to his salary and on-target bonuses for fiscal 2002, in addition to the payment under his retention agreement discussed above. Further, in September 2002, we entered into a consulting agreement with Mr. Limp in which we agreed to pay him not less than $10,000 per month for consulting services. We paid Mr. Limp approximately $123,000 under this consulting agreement, which terminated in March 2003.

        In June 2002, we entered into a new employee retention agreement with each of Mr. Kertzman, Mr. Sisson, Mr. Fitzpatrick, and Mr. Walker. Under the terms of these agreements, if, after a change of control followed within one year by the officer's actual or constructive termination, the officer received total payments as a result of the termination that were less than twice the officer's total cash compensation in the prior fiscal year, we would have paid the difference, up to a maximum of $750,000. Because there has been no change of control, we have made no payments under these agreements.

        In July 2002, the compensation committee of the board of directors approved a senior management bonus plan under which Mr. Kertzman, Mr. Sisson, and Mr. Walker would have been eligible to receive bonuses if we had achieved specified revenue and operating expense targets. We did not make any payments under this bonus plan.

        In July 2002, the compensation committee also approved a sales commission plan under which Mr. Fitzpatrick would be eligible to receive commissions based on achievement of revenue and earnings targets.

        In November 2002, we entered into a letter agreement with Mr. Vachon in which we agreed to pay him $56,500 per month for advisory services through February 28, 2003. We subsequently extended that agreement through April 11, 2003, at which time Mr. Vachon became president-Liberate International.

        In March and April 2003, we entered into new employee retention agreements with Mr. Lockwood, Mr. Sisson, Mr. Vachon, Mr. Wood, Mr. Nguyen, and Mr. Walker. Under the terms of the retention agreements, in the event of a change of control of Liberate that is followed within one year by the executive officer's actual or constructive termination, the executive officer will receive a payment equal to twice his total taxable compensation for the prior fiscal year, with a minimum payment of $500,000 and a maximum payment of $750,000. These agreements supersede the previous employee retention agreements that we entered into with Mr. Sisson and Mr. Walker.

        In March 2003, we agreed to amend the terms of outstanding option grants to Mr. Sisson and Mr. Walker so that the grants will become fully vested upon certain employment termination events in connection with a change of control of Liberate.

        In June 2003, Mr. Kertzman and Mr. Sisson terminated their employment with Liberate. We entered into an agreement with Mr. Sisson under which he will receive $10,000 per month for his services as an independent contractor and may receive additional compensation. We may terminate this agreement at any time. We also agreed to pay the premiums for Mr. Sisson's health coverage for twelve months.

        The compensation committee has the authority under the 1999 Equity Incentive Plan to accelerate the vesting of the shares of common stock subject to outstanding options. Such acceleration may be conditioned on the optionee's termination of employment (whether involuntarily or through a forced resignation) and may be conditioned upon the occurrence of a merger, reorganization, or consolidation or upon a hostile take-over effected through a tender offer or through a change in the majority of the board as a result of one or more contested elections for board membership.

Compensation for New Executives

        Mr. Lockwood, Mr. Wood, Mr. Nguyen, and Mr. Vachon each receive an annual base salary of $250,000 and are eligible for bonuses to be determined by the compensation committee. In March 2003, the compensation committee granted an option to purchase 1,300,000 shares of common stock at an exercise price of $1.75 per share to each of Mr. Lockwood, Mr. Wood, and Mr. Nguyen. In April 2003, the compensation committee granted an option to purchase 1,700,000 shares of common stock at an exercise price of $2.39 per share to Mr. Vachon. Each of these options was granted by our compensation committee outside of the 1999 Equity Incentive Plan. Each option vests monthly over four years so long as the recipient provides continuous service to Liberate, and will become fully vested upon certain employment termination events in connection with a change of control of Liberate.

Compensation Committee Report

        The compensation committee of our board administers our 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan and makes all decisions regarding the compensation of our chief executive officer and other executive officers, including approval of salaries, bonuses and other incentive plans, stock options, and other forms of compensation.

        For fiscal 2002, the committee determined the salary and bonus plan for our CEO and bonus plans for our executive officers based on its subjective judgment and knowledge of competitive compensation levels at similar companies. Among the factors considered by the committee were the recommendations of the CEO with respect to the bonus compensation of our executive officers. However, the committee made the final bonus compensation decisions concerning such officers.

        General Compensation Policy.    The committee's fundamental policy is to offer our executive officers competitive compensation opportunities based upon our financial success and their overall performance. The committee seeks to have a substantial portion of each officer's compensation contingent upon each of these elements. Accordingly, each executive officer's compensation package consists of: (1) base salary, (2) cash bonus awards, and (3) long-term stock-based incentive awards.

        Base Salary.    The base salary for each executive officer is set on the basis of general market levels and personal experience, expertise, and performance. Each individual's base pay is positioned relative to his or her total compensation package, including cash incentives and long-term incentives.

        Annual Cash Bonuses.    Each executive officer has an established cash bonus target. The annual pool of bonuses for executive officers is distributed on the basis of our achievement of the financial performance targets established for fiscal 2002. Actual bonuses paid are based on a percentage of the individual's base salary. The corporate goals set for the bonuses were based on the achievement of quarterly net revenue and operating expense targets.

        Long-Term Incentive Compensation.    The committee makes option grants at varying times and in varying amounts at its discretion. Generally, the committee sets the size of each grant at a level that it deems appropriate to create a meaningful opportunity for stock ownership based upon the recipient's position, potential for future responsibility and promotion, performance in the recent period, and unvested options held. The relative weight given to each of these factors will vary from individual to individual, at the committee's discretion.

        The committee made option grants to our CEO and certain executive officers in June 2001. More than six months later, in December 2001, each executive officer named in the Repricing Table returned an option he had been granted in a prior fiscal year. Under the rules of the Securities and Exchange Commission, this combination of an option grant followed by an option cancellation may be considered a repricing. In June 2001, when the new options were granted, the previously granted options that the executive officers later returned for cancellation had lost their value as incentives for excellent performance because the option exercise prices were significantly below the market price of our common stock. After careful consideration and recognizing that any stockholder would understandably be concerned about option repricings, the committee determined that it was in the best interests of Liberate and its stockholders to ensure that these executive officers were properly motivated, and the committee therefore awarded these executive officers new options at the then-current market price of our common stock.

        Each option grant that the committee makes allows the officer to acquire shares of our common stock at a fixed price per share (the market price on the grant date) over a specified period of time. The option vests in periodic installments over a two-to-four-year period, contingent upon the executive officer's continued employment with us. The vesting schedule and the number of shares granted are established to ensure a meaningful incentive in each year following the year of grant. Accordingly, any option awarded with an exercise price equal to fair market value will provide a return to the executive officer only if he or she remains in our employ, and then only if the market price of our common stock appreciates over the option term.

        CEO Compensation.    The committee renewed the annual base salary of $300,000 for Mr. Kertzman, our chief executive officer. The other components of Mr. Kertzman's fiscal 2002 compensation depended entirely upon our financial performance and provided no dollar guarantees. The bonus paid to Mr. Kertzman for fiscal 2002 was based on the same incentive plan as all other executive officers. Specifically, the committee established a target incentive at the beginning of the year that was subject to adjustment based on our performance against quarterly net revenue and operating expense targets. Each year, the annual incentive plan is reevaluated, using new targets for net revenue and operating expenses.

        Tax Limitation.    Under the Federal tax laws, a publicly-held company such as Liberate will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1.0 million per officer in any year. To qualify for an exemption from the $1.0 million deduction limitation, with respect to equity compensation, our stockholders have limited the maximum number of shares of common stock for which any one participant may be granted stock options per calendar year under our 1999 Equity Incentive Plan. Any compensation deemed paid to an executive officer when he or she exercises an outstanding option under the 1999 Equity Incentive Plan with an exercise price equal to the fair market value of our common stock on the grant date therefore qualifies as performance-based compensation that will not be subject to the $1.0 million limitation.

COMPENSATION COMMITTEE
Charles N. Corfield (Chair) Dana L. Evan

Compensation Committee Interlocks and Insider Participation

        The compensation committee of our board was formed in September 1997. For fiscal 2002, the compensation committee consisted of Charles N. Corfield (chair) and Dana L. Evan. Neither Mr. Corfield nor Ms. Evan has ever served as an officer or employee of Liberate or any of our subsidiaries. None of our executive officers has served as a director of a company that had an executive officer who served on our board.

        In October 1999, the board of directors established a secondary compensation committee to administer our 1999 Equity Incentive Plan as to stock awards to employees who are not officers or directors, in amounts not exceeding 30,000 shares per individual per grant. The board has increased the approval authority of the secondary compensation committee to permit grants not exceeding 100,000 shares per individual. Mr. Kertzman was the sole member of the secondary compensation committee until June 9, 2003, at which time Mr. Lockwood became the sole member of that committee.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between July 28, 1999 (the date our common stock started trading publicly) and May 31, 2002, with the cumulative total return over the same period of (1) the Nasdaq Stock Market-U.S. Index (the "Nasdaq US Index") and (2) the Nasdaq Computer & Data Processing Services Index (the "Nasdaq Industry Index"). In previous years, we used the J.P. Morgan H&Q Technology Index as our industry index for this graph. Because this index was terminated in March 2002, we replaced it with the Nasdaq Industry Index. This graph assumes the investment of $100.00 on July 28, 1999 in our common stock, the Nasdaq Stock Market Index, and the Nasdaq Industry Index, and assumes the reinvestment of any dividends.

        The comparisons shown in the graph below are based upon historical data. The stock price performance shown in the graph below does not indicate or forecast the potential future performance of our common stock. We obtained the information used in the graph from Georgeson Shareholder, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Value of $100 Investment at Close of Market on Dates Indicated ($)

Date	Liberate Common Stock	Nasdaq US Index	Nasdaq Industry Index
7/28/1999	100	100	100
8/31/1999	129	102	102
11/30/1999	626	123	134
2/29/2000	1,000	172	188
5/31/2000	229	125	120
8/31/2000	302	156	147
11/30/2000	104	96	89
2/28/2001	93	79	73
5/31/2001	83	78	74
8/31/2001	141	67	57
11/30/2001	90	71	63
2/28/2002	73	64	60
5/31/2002	40	60	49

        Our common stock began trading publicly on July 28, 1999 at a price of $8.00 per share (as adjusted to reflect a 2-for-1 stock split effective January 2000.) The graph above, however, uses an initial measurement point of $10.1875 per share (as adjusted to reflect the 2-for-1 stock split), the closing price of our stock on July 28, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth, as of June 30, 2003, certain information with respect to shares of our common stock beneficially owned by: (1) each person who is known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, (2) each of the executive officers named in "Executive Compensation and Related Information—Summary Compensation Table" and each of our directors, and (3) all current directors and executive officers as a group.

        As of June 30, 2003, there were 104,006,079 shares of common stock outstanding. Beneficial ownership for each person has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares.) In addition, shares are deemed to be beneficially owned by a person if he or she has the right to acquire shares (for example, by exercising an option or warrant) within sixty days of June 30, 2003. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

	Shares Beneficially Owned as of June 30, 2003
Name and Address of Beneficial Owner	Number of Shares	Percentage of Class
CCM Master Fund, Ltd.(1)	15,764,621	15.2%
David Lockwood(2)	12,168,317	11.7%
Perry Capital LLC(3)	10,200,000	9.8%
OZ Management, L.L.C.(4)	10,096,480	9.7%
Highfields Capital Management LP(5)	10,000,000	9.6%
Mitchell E. Kertzman(6)	2,229,166	2.1%
Christopher J. Bowick(7)	1,323,873	1.3%
Coleman Sisson(8)	651,437	*
Dr. David C. Nagel(9)	156,041	*
Charles N. Corfield(10)	116,873	*
David A. Limp	75,273	*
Nancy J. Hilker(11)	56,404	*
Dana L. Evan(12)	55,832	*
Donald M. Fitzpatrick	4,313	*
Patrick S. Jones	—	*
Robert R. Walker	—	*
All current directors and executive officers as a group (11 persons)(13)	14,438,677	13.7%

*
Less than 1% of our outstanding shares of common stock.

(1)
Includes 15,744,521 shares owned directly by CCM Master Fund, Ltd., 13,600 shares held by Grant R. Coghill, and 6,500 shares held by Grace A. Coghill. Clint D. Coghill is the managing member of Coghill Capital Management, L.L.C., an entity which serves as the investment manager of CCM Master Fund, Ltd. Clint D. Coghill also serves as the investment custodian for Grant R. Coghill and Grace A. Coghill. This information is taken from a Schedule 13G/A filed by the beneficial owners on February 20, 2003. The address of CCM Master Fund, Ltd. and the other beneficial owners of these securities is One North Wacker Drive, Suite 4725, Chicago, IL 60606.

(2)
Includes 3,807,201 shares owned directly by Mr. Lockwood, 8,225,700 shares owned directly by Lockwood Fund LLC, and options to purchase 135,416 shares exercisable within 60 days of June 30, 2003. Mr. Lockwood is Chairman of the board of directors and chief executive officer of Liberate. He is also managing member of Lockwood Capital Advisors LLC, which is the managing member of Lockwood Fund LLC. The address of the principal office of Lockwood Fund LLC and Lockwood Capital Advisors LLC is c/o Schulte Roth & Zabel LLP, 919 Third Avenue, New York, NY 10022, Attention: Stuart D. Freedman, Esq. The business address of Mr. Lockwood is c/o Liberate Technologies, 2 Circle Star Way, San Carlos, CA 94070.

(3)
The address of Perry Capital LLC is 599 Lexington Avenue, New York, NY 10022.

(4)
The address of OZ Management, L.L.C. is 9 West 57th Street, 39th Floor, New York, NY 10019. This information has been taken from a Schedule 13G filed on July 2, 2003.

(5)
The address of Highfields Capital Management LP is 200 Clarendon Street, 51st Floor, Boston, MA 02116. This information has been taken from a Schedule 13G filed on July 8, 2003.

(6)
Represents options to purchase shares that were exercisable within 60 days of June 30, 2003. As of the filing date of this report, these options had expired.

(7)
Includes options held by Mr. Bowick to purchase 13,541 shares exercisable within 60 days of June 30, 2003. Also includes 1,041,666 shares held by Cox Communications (of which Mr. Bowick is an executive officer) and warrants held by Cox Communications and its subsidiaries to purchase 266,666 shares exercisable within 60 days of June 30, 2003. Mr. Bowick disclaims beneficial ownership of all warrants and shares held by Cox Communications and its subsidiaries.

(8)
Includes options to purchase 650,138 shares that were exercisable within 60 days of June 30, 2003. As of the filing date of this report, these options had expired.

(9)
Represents options to purchase shares exercisable within 60 days of June 30, 2003.

(10)
Includes options to purchase 73,471 shares exercisable within 60 days of June 30, 2003.

(11)
Includes 4,400 shares held by a Children's Trust for which Ms. Hilker serves as a trustee. Ms. Hilker disclaims beneficial ownership of all shares held by this trust, except to the extent of her indirect pecuniary interest therein.

(12)
Represents options to purchase shares exercisable within 60 days of June 30, 2003.

(13)
Includes options to purchase 1,305,895 shares exercisable within 60 days of June 30, 2003 and excludes all shares beneficially owned by Mr. Kertzman, Mr. Sisson, Ms. Hilker, Mr. Limp, and Mr. Fitzpatrick, who are no longer employed by Liberate.

Equity Compensation Plans

        The following table summarizes our current equity compensation plans as of May 31, 2002:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)(2)(3)	14,936,951	$9.74	4,965,414
Equity compensation plan not approved by security holders(4)(5)	5,245,548	$4.99	1,983,332

Total	20,182,499	$8.50	6,948,746

(1)
The table above does not reflect the shares or the weighted average exercise price of shares that may have been acquired during the purchase period ended September 30, 2002 under the 1999 Employee Stock Purchase Plan because these numbers were not determinable as of May 31, 2002.

(2)
Under our 1999 Equity Incentive Plan, we may issue awards up to the available plan balance in the form of restricted shares, stock appreciation rights, or stock units, as well as options, which are shown in the table above. As of May 31, 2002, no awards, other than the options included in the table above, were outstanding under that plan.

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

(4)
See Financial Statements, Notes 12 and 13 for the descriptions of the following equity compensation plans not approved by security holders: options we assumed in connection with our acquisitions of Navio and MoreCom; outside-of-plan grants to an outside director and an executive officer; and our warrant agreements with certain network operators. Included in the aggregate numbers in the table above, as of May 31, 2002, 953,429 shares of our common stock were subject to options that we had assumed in connection with our acquisitions of Navio and MoreCom, with a weighted average exercise price of $8.88 per share.

(5)
Does not include options assumed in connection with our acquisition of Sigma Systems in August 2002. See Financial Statements, Note 19.

Item 13. Certain Relationships and Related Transactions

        From June 1, 2001 to the date of this report, there have not been any transactions, and there are currently no proposed transactions involving more than $60,000 to which we were a party and in which any executive officer, director, or 5% beneficial owner of our common stock (or any family member of any of them) had or has a material interest, except as described above in Item 11, "Executive Compensation" and in this Item 13.

Indebtedness of Management

        In 2001, we extended loans in the principal amount of $500,000 to each of Mr. Limp, Mr. Fitzpatrick, and Mr. Sisson. Each loan carried an interest rate of 5.9% compounded annually and was due two years from issuance. In July 2002, Mr. Limp repaid the full principal and interest due under his promissory note. In November 2002, Mr. Fitzpatrick repaid $275,000 of the principal amount of his promissory note. According to the terms of Mr. Fitzpatrick's promissory note, his outstanding balance of $225,000 and all accrued interest was due and payable 60 days from December 27, 2002, the date of the termination of his employment. As of June 30, 2003, Mr. Fitzpatrick has not repaid this loan and we have recorded a reserve to cover our potential loss. In January 2003, Mr. Sisson repaid the full principal and interest of $561,000 due under his promissory note. See Financial Statements, Notes 16 and 19.

Indemnification of Directors and Executive Officers

        We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify such individuals to the fullest extent permitted by Delaware law for certain liabilities, to which they may become subject as a result of their affiliation with us. Pursuant to these indemnification agreements, we are paying the legal fees for several former executive officers in connection with the pending securities litigation and the investigations arising out of the restatement of our financial statements.

        Our certificate of incorporation and bylaws contain certain provisions relating to the limitation of liability and indemnification of directors and officers. The certificate of incorporation provides that our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duty as a director, except for liability:

  •
  For any breach of the director's duty of loyalty to us or our stockholders;

  •
  For acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

  •
  In respect of certain unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

  •
  For any transaction from which the director derives any improper personal benefit.

        Our certificate of incorporation provides that no repeal or amendment of its indemnification provisions may adversely affect any then-existing right or protection of a director or increase the liability of a director with respect to anything that occurred before such repeal or modification. The foregoing provisions of the certificate of incorporation are not intended to limit the liability of directors or officers for any violation of applicable federal securities laws. In addition, as permitted by Section 145 of the Delaware General Corporation Law, our bylaws provide that:

  •
  We are required to indemnify our directors and executive officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law;

  •
  We may, in our discretion, indemnify other officers, employees, and agents as provided by Delaware law;

  •
  To the fullest extent permitted by Delaware law, but subject to various exceptions, we are required to advance all expenses incurred by our directors and executive officers in connection with a legal proceeding;

  •
  The rights conferred in the bylaws are contract rights of the indemnified party and are not exclusive; and

  •
  We are authorized to maintain insurance to protect ourselves and our directors, officers, employees, and agents.

Transactions with Oracle

        In December 1995, we began operations as a division of Oracle. As of May 31, 2002, Oracle beneficially held approximately 31% of our outstanding common stock, held in trust. See Financial Statements, Note 19. The trust agreement (to which we were not a party) is described in the "Stock Ownership of Certain Beneficial Owners and Management Table." We have entered into numerous transactions and arrangements with Oracle, including the following:

        In August 1998, we entered into a Technical Support Services Agreement with Oracle. The Technical Support Services Agreement describes the terms under which technical support services for Oracle products may be provided when licensed by us or by our distributors, and technical support for our products may be provided when licensed by Oracle, or their distributors. The agreement provides for four one-year automatic renewals following the initial one-year term.

        We entered into a Technology License Agreement with Oracle in September 1998. Pursuant to the Technology License Agreement, Oracle may promote, market, and distribute sub-licenses of our products through its worldwide distribution channels for a period of three years. This agreement terminated in September 2001.

        During fiscal 2002, under the agreements described in the two previous paragraphs or otherwise, we made no commissions or other payments to Oracle and Oracle made no royalty or other payments to us. We believe that the terms of these agreements with Oracle are at least as favorable to us as those that could have been obtained in arm's-length transactions.

        We routinely enter into commercial transactions with Oracle relating to licenses of its financial application and database products and associated training, support, and services. We believe that the terms of these agreements with Oracle are at least as favorable to us as those that could have been obtained in arm's-length transactions.

        In January 2001, we entered into a Standstill Agreement with Delphi Asset Management (a wholly owned subsidiary of Oracle) and two co-trustees. Under this agreement, Delphi Asset Management agreed not to acquire any more of our common stock, not to sell or encumber the shares of our common stock beneficially owned by it except in certain limited ways, and not to seek to control or influence the management or business of Liberate.

Transactions with Cox Communications

        A member of our board, Mr. Bowick, also serves as an executive officer of Cox Communications. Cox is both a significant customer and a stockholder, currently owning less than five percent of our outstanding stock. In fiscal 2000, we entered into an agreement with Cox for the license of our software products and for the provision of services. The agreement also provides that Cox will have the right to test our software free of charge and without any commitment to deploy services using our technology. Under the agreement, Cox paid us $6.0 million in prepaid licenses and services, and Cox is entitled to receive the benefits of any more favorable terms and conditions that we may grant to any other North American network operator. Total revenues from Cox during fiscal 2001, 2002 and 2003, before taking into account warrant-related offsets, were $6,000, $2.8 million, and $1.6 million. Net revenues from Cox, including the impact of the warrant-related offsets, were net negative revenues of $1.3 million in fiscal 2001, net positive revenues of $1.6 million in fiscal 2002 and net positive revenues of $410,000 in fiscal 2003. In addition, under the commercial agreement, we were required to issue warrants to Cox. A total of 883,332 shares of our common stock are reserved for issuance to Cox under these warrants. The exercise price of these warrants is $6.90 per share. These warrants vest according to milestones established in the commercial agreement to motivate Cox to deploy our products. In addition, Cox paid us $64,000 in fiscal 2002 and $285,000 in fiscal 2003 related primarily to services.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)   The following documents are filed as part of this report:

    1.
    Financial Statements
    2.
    Financial Statement Schedules
    Schedule II—Valuation and Qualifying Accounts. See page 127.

    3.
    Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 16, 1997, between and Navio. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
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
3.3
Certificate of Designation, Preferences, and Results of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003.)
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

4.3
Rights Agreement dated May 12, 2003, between Liberate and Equiserve Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003.)
4.4	Form of Rights Certificate (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003.)
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
10.5	1999 Equity Incentive Plan, as amended (Incorporated by reference to similarly numbered exhibit to Form 10-K filed by the Registrant on August 8, 2002).
10.6	1999 Employee Stock Purchase Plan, as amended to date (Incorporated by reference to similarly numbered exhibit to Form 10-K filed by the Registrant on August 8, 2002).
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
10.52
Amendment to Employment Agreement between Liberate and Philip A. Vachon, dated November 15, 2000. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001.)*
10.53
Form of Executive Officer Option Grant Notice under the 1999 Equity Incentive Plan, effective for grants made on April 12, 2001 and later. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001.)*

10.54
Amendment to Employee Retention Agreement between Liberate and David A. Limp, dated February 20, 2002. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 12, 2002.) *
10.55
Separation Agreement and Mutual Release of Claims between Liberate and David Limp, dated July 19, 2002.* (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002.)*
10.56
Stock Purchase Agreement among Cisco Systems, Inc., its wholly owned subsidiary, Cisco Systems Investments Ltd., and Liberate, dated July 19, 2002. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002.)
10.57
Form of Employee Retention Agreement, effective as of June 2002, between Liberate and each of the following officers (separately): Mitchell Kertzman, Coleman Sisson, Don Fitzpatrick, and Kent Walker. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002.).*
10.58
Form of customer warrant, with a list of customers who have received warrants, exercise prices, and numbers of shares covered by warrants. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002.).
21.1	Subsidiaries of Liberate.
23.1	Consent of Independent Auditors, PricewaterhouseCoopers LLP.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
31.1	Certification of David Lockwood pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Gregory S. Wood pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certification.

*
Management contract or compensatory plan or arrangement.

        Note: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

        (b)   Reports on Form 8-K

        We filed a current report on Form 8-K on May 8, 2002 to report the dismissal of our independent auditor, Arthur Andersen LLP, and the engagement of PricewaterhouseCoopers LLP as our new independent auditors for our current fiscal year ended May 31, 2002.

        We filed a current report on Form 8-K on May 22, 2002 to report that Mitchell E. Kertzman and David J. Roux had cancelled their pre-set diversification plans regarding sales of Liberate's common stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of September 2003:

LIBERATE TECHNOLOGIES
Date: September 16, 2003	By:	/s/ David Lockwood David Lockwood Chief Executive Officer

Date: September 16, 2003		/s/ Gregory S. Wood Gregory S. Wood Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Lockwood David Lockwood	Chief Executive Officer and Chairman of the Board	September 16, 2003
/s/ Chris Bowick Chris Bowick	Director	September 16, 2003
/s/ Charles N. Corfield Charles N. Corfield	Director	September 16, 2003
/s/ Dana L. Evan Dana L. Evan	Director	September 16, 2003
/s/ Patrick S. Jones Patrick S. Jones	Director	September 16, 2003
/s/ David C. Nagel Dr. David C. Nagel	Director	September 16, 2003
/s/ Robert R. Walker Robert R. Walker	Director	September 16, 2003

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS, AS RESTATED
(In thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period (As restated)
Allowance for doubtful accounts:
Year ended May 31, 2002, as Restated	$493	$277	$220	$550
Year ended May 31, 2001	436	145	88	493
Year ended May 31, 2000	247	226	37	436
Revenue reserve:
Year ended May 31, 2002, as Restated	$468	$391	$—	$859
Year ended May 31, 2001	154	314	—	468
Year ended May 31, 2000	51	103	—	154

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 16, 1997, between Liberate and Navio. (Incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781).)
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
3.3
Certificate of Designation, Preferences, and Results of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003.)
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
4.3
Rights Agreement dated May 12, 2003, between Liberate and Equiserve Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003.)
4.4	Form of Rights Certificate (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003.)
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
10.5	1999 Equity Incentive Plan, as amended (Incorporated by reference to similarly numbered exhibit to Form 10-K filed by the Registrant on August 8, 2002).
10.6	1999 Employee Stock Purchase Plan, as amended to date (Incorporated by reference to similarly numbered exhibit to Form 10-K filed by the Registrant on August 8, 2002).
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
10.52
Amendment to Employment Agreement between Liberate and Philip A. Vachon, dated November 15, 2000. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001.)*
10.53
Form of Executive Officer Option Grant Notice under the 1999 Equity Incentive Plan, effective for grants made on April 12, 2001 and later. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001.)*
10.54
Amendment to Employee Retention Agreement between Liberate and David A. Limp, dated February 20, 2002. (Incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 12, 2002.) *
10.55
Separation Agreement and Mutual Release of Claims between Liberate and David Limp, dated July 19, 2002.* (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002.)*
10.56
Stock Purchase Agreement among Cisco Systems, Inc., its wholly owned subsidiary, Cisco Systems Investments Ltd., and Liberate, dated July 19, 2002. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002.)
10.57
Form of Employee Retention Agreement, effective as of June 2002, between Liberate and each of the following officers (separately): Mitchell Kertzman, Coleman Sisson, Don Fitzpatrick, and Kent Walker. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002.).*
10.58
Form of customer warrant, with a list of customers who have received warrants, exercise prices, and numbers of shares covered by warrants. (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002.).

21.1	Subsidiaries of Liberate.
23.1	Consent of Independent Auditors, PricewaterhouseCoopers LLP.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
31.1	Certification of David Lockwood pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Gregory S. Wood pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certification.

*
Management contract or compensatory plan or arrangement.

QuickLinks

EXPLANATORY NOTE
TABLE OF CONTENTS
PART I.
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II.
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data, As Restated
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as Restated
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
LIBERATE TECHNOLOGIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
LIBERATE TECHNOLOGIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
LIBERATE TECHNOLOGIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
Liberate Technologies Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  PART III.
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS, AS RESTATED (In thousands)
Exhibit Index