Form 10-Q
period 2002-08-31
LIBERATE TECHNOLOGIES
filed 2003-09-16
CIK 1085776

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-26565

LIBERATE TECHNOLOGIES
(Exact name of registrant as specified in its charter))

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

        104,006,079 shares of the Registrant's common stock were outstanding as of June 30, 2003.

LIBERATE TECHNOLOGIES
FORM 10-Q
For The Quarterly Period Ended August 31, 2002

TABLE OF CONTENTS

Part I.    Financial Information

Item 1.    Financial Statements

        Concurrent with the filing of this report on Form 10-Q, we are filing a report on Form 10-K/A, which amends our Annual Report on Form 10-K filed on August 8, 2002 with the Securities and Exchange Commission ("SEC") to reflect the restatement of our consolidated financial statements as of, and for the fiscal year ended, May 31, 2002. This report on Form 10-Q revises the preliminary results and financial statements for the quarter ended August 31, 2002 that we issued in a press release on September 26, 2002.

        Please consider this report in conjunction with our report on Form 10-K/A for the fiscal year ended May 31, 2002, our reports on Form 10-Q for the quarters ended November 30, 2002 and February 28, 2003, and our annual report on Form 10-K for the fiscal year ended May 31, 2003, which we are filing concurrently with this report. For a discussion of the reasons for our restatement, see Condensed Consolidated Financial Statements ("Financial Statements"), Note 3.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
Unaudited

	May 31, 2002 (As restated)	August 31, 2002
Assets
Current assets:
Cash and cash equivalents	$111,396	$89,324
Short-term investments	106,228	59,343
Accounts receivable, net	12,975	8,385
Receivable from affiliate	174	174
Prepaid expenses and other current assets	6,979	7,372

Total current assets	237,752	164,598
Property and equipment, net	14,500	12,721
Long-term investments	183,409	184,320
Goodwill, net	208,764	34,630
Restricted cash	9,199	9,226
Other assets	27,317	33,506

Total assets	$680,941	$439,001

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,641	$2,210
Accrued liabilities	13,720	22,096
Accrued payroll and related expenses	5,073	3,526
Capital lease obligations, current portion	296	140
Deferred revenues	25,471	21,366

Total current liabilities	47,201	49,338
Capital lease obligations, net of current portion	10	—
Long-term excess facilities charges	5,828	19,474
Other long-term liabilities	1,883	1,974

Total liabilities	54,922	70,786

Commitments and contingencies (Notes 8 and 13)
Stockholders' equity:
Common stock	1,076	1,038
Contributed and paid-in-capital	1,497,596	1,489,636
Deferred stock-based compensation	(1,163)	(880)
Accumulated other comprehensive income (loss)	518	(259)
Accumulated deficit	(872,008)	(1,121,320)

Total stockholders' equity	626,019	368,215

Total liabilities and stockholders' equity	$680,941	$439,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
Unaudited

	Three months ended August 31,
	2001		2002
Revenues:
License and royalty	$8,830	(1)	$1,117
Service	8,426	(1)	8,244

Total revenues	17,256		9,361

Cost of revenues:
License and royalty	478		432
Service	9,444	(1)	11,349

Total cost of revenues	9,922		11,781

Gross margin	7,334		(2,420)

Operating expenses:
Research and development	12,521		8,746
Sales and marketing	6,603		5,877
General and administrative	3,391		3,711
Excess facilities charges and related asset impairment	7,479	(2)	17,090
Restructuring costs	—		2,036
Amortization of deferred costs related to warrants	4,711	(1)	941
Amortization and impairment of goodwill and intangible assets	55,210		849
Amortization of deferred stock-based compensation	434		411
Write-off of acquired in-process research and development	—		300

Total operating expenses	90,349		39,961

Loss from operations	(83,015)		(42,381)
Interest income, net	5,350		2,502
Other income (expense), net	(113	)(2)	254

Loss before income tax provision	(77,778)		(39,625)
Income tax provision	219		398

Loss before cumulative effect of a change in accounting principle	(77,997)		(40,023)
Cumulative effect of a change in accounting principle	—		(209,289)

Net loss	$(77,997)		$(249,312)

Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.74)		$(0.38)

Basic and diluted net loss per share	$(0.74)		$(2.35)

Shares used in computing basic and diluted net loss per share	105,004		106,051

(1)
Historical amounts have been reclassified in accordance with EITF 01-09 and 01-14.

(2)
Certain amounts have been reclassified.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Three months ended August 31,
	2001	2002
Cash flows from operating activities:
Net loss	$(77,997)	$(249,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle	—	209,289
Amortization of deferred costs related to warrants	5,720	2,085
Depreciation and amortization	1,803	2,000
Asset impairment charges	503	1,010
Amortization of intangible assets	781	783
Non-cash stock-based compensation expense	434	411
Write-off of acquired in-process research and development	—	300
Loss on disposal of property and equipment	300	31
Amortization of goodwill and assembled workforce	54,429	—
Provision for (recovery of) doubtful accounts	63	(160)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(573)	5,643
Prepaid expenses and other current assets	1,804	947
Other assets	(93)	183
Accounts payable	81	(1,109)
Accrued liabilities	715	2,684
Accrued payroll and related expenses	460	(1,547)
Deferred revenues	(6,601)	(5,611)
Other long-term liabilities	4,190	13,737

Net cash used in operating activities	(13,981)	(18,636)

Cash flows from investing activities:
Proceeds from maturity of investments	156,457	83,924
Cash used in acquisitions, net of cash received	—	(38,085)
Purchase of investments	(95,112)	(36,736)
Purchase of equity investments	(750)	(1,214)
Purchases of property and equipment	(1,159)	(524)
Increase in restricted cash	—	(27)

Net cash provided by investing activities	59,436	7,338

Cash flows from financing activities:
Repurchase of common stock	—	(9,957)
Principal payments on capital lease obligations	(170)	(166)
Proceeds from issuance of common stock	1,673	126

Net cash provided by (used in) financing activities	1,503	(9,997)

Effect of exchange rate changes on cash	(205)	(777)

Net increase (decrease) in cash and cash equivalents	46,753	(22,072)
Cash and cash equivalents, beginning of period	126,989	111,396

Cash and cash equivalents, end of period	$173,742	$89,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1. Description of Business

        Liberate is a leading provider of digital infrastructure software and services for cable networks. Our software supports a wide variety of services, including interactive and enhanced TV, on-demand video, service management, and provisioning of voice and high-speed data communications.

Note 2. Significant Accounting Policies

Basis of Presentation

        Our unaudited condensed consolidated financial statements include the accounts of Liberate and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements are unaudited and reflect all adjustments that we believe are necessary to provide a fair statement of the financial position and the results of operations for the interim periods in accordance with the rules of the SEC. However, these condensed consolidated statements omit certain information and footnote disclosures necessary to conform to generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K/A for our 2002 fiscal year and our Form 10-K for our 2003 fiscal year, filed concurrently with this Form 10-Q. The results of operations for the interim periods reported do not necessarily indicate the results expected for the full fiscal year or for any future period.

        In this report, we sometimes use the words "fiscal" or "FY" followed by a year to refer to our fiscal years, which end on May 31 of the specified year. We also sometimes use "Q1," "Q2," "Q3," and "Q4" to refer to our fiscal quarters, which end on August 31, November 30, the last day of February, and May 31 of each year.

Computation of Basic and Diluted Net Loss Per Share

        We compute basic net loss per share using the weighted average number of shares of common stock outstanding during the periods presented. We report net income per share based on fully diluted shares, which includes the weighted average number of shares of common stock, stock options, and warrants outstanding. As we have recorded a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because converting outstanding stock options and warrants would be anti-dilutive. Accordingly, we did not include 17,553,130 potential shares in the calculations for the period ended August 31, 2001, or 24,297,673 potential shares in the calculations for the period ended August 31, 2002.

Stock-Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." Under SFAS 148, we are required to disclose the impact on net income and earnings per share assuming the adoption of SFAS 123. This disclosure requirement is effective for both quarterly reports filed on Form 10-Q and annual reports filed on Form 10-K for fiscal years ended after December 31, 2002.

Recent Accounting Pronouncements

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") No. 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 also establishes accounting standards for costs related to termination of a contract that is not a capital lease and certain involuntary termination benefits for employees. Under SFAS 146, severance packages for employees in transition are earned and expensed as the exit transition is completed. Our restructurings tend to include transitional employees whose costs were accrued immediately under EITF 94-03. Under SFAS 146, severance packages for employees in transition are earned and expensed as the exit transition is completed. Our restructurings tend to include transitional employees whose costs were accrued immediately under EITF 94-03. SFAS 146 covers exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not materially affect the dollar impact of our restructuring charges on our condensed consolidated financial statements, but did affect the timing of when those restructuring charges were recognized, generally causing them to be recognized in a later quater.

        In November 2002, the EITF reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF 00-21 will have on our results of operations and financial condition.

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

Effects of Recent Accounting Pronouncements

        In April 2001, the FASB issued EITF No. 01-03, "Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree." EITF 01-03 provides guidance regarding the recognition of deferred revenue as a liability with respect to business combinations. In March 2002, the FASB reached consensus that an acquiring entity should recognize a liability related to a revenue arrangement of an acquired entity only if it has assumed a legal obligation to provide goods, services, or other consideration to a customer. The amount assigned to this liability should be based on its fair value at the date of the acquisition. We adopted the guidelines set forth in EITF 01-03 to record deferred revenues we received in connection with the Sigma Systems Group (Canada) acquisition in August 2002. See Note 4.

        In June 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS 144, we periodically review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We measure recoverability of these assets by comparing their carrying amount to the future undiscounted cash flows that they are expected to generate. Impairment reflects the amount by which the carrying value of the assets exceeds their fair market value. The adoption of SFAS 144 did not materially affect our financial position, results of operations, or cash flows.

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

Cumulative Effect of a Change in Accounting Principle

        On June 1, 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires us to account for all business combinations initiated after June 30, 2001 using the purchase method of accounting. Under SFAS 142, we no longer amortize the remaining balances of goodwill. Rather, we tested goodwill for impairment immediately upon the date of adoption and will continue to test goodwill for impairment at least once a year. Under SFAS 141 and SFAS 142, the value of an assembled workforce is no longer considered an identifiable intangible asset with a definite useful life, and accordingly, we reclassified the net balance of $526,000 to goodwill as of June 1, 2002. See Note 5.

        SFAS 142 requires a different valuation methodology than SFAS 121 and is more likely to result in impairment because SFAS 142 uses discounted rather than undiscounted cash flows. Based on the criteria of SFAS 142, we determined that we had one reporting segment at the time we adopted SFAS 142. Our testing and analysis process included obtaining an independent appraisal of the fair value of Liberate based on two valuation approaches. The first valuation approach determined our market capitalization based on our fair value on the date of adoption using our average stock price over a range of days in May and June 2002. This average stock price was increased by a control premium based on premiums paid for control of comparable companies. The second valuation used a discounted cash flows approach.

        This analysis resulted in an allocation of fair values to identifiable tangible and intangible assets and an implied valuation of goodwill of zero as of June 1, 2002. Comparing this goodwill fair value to the carrying value resulted in a goodwill impairment of $209.3 million, with no income tax effect, at June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle on our condensed consolidated statement of operations for Q1 FY03. We will record any future impairment as operating expenses.

        As required by SFAS 142, a reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce is as follows (in thousands, except per share data):

	Three months ended August 31,
	2001	2002
Net loss, as reported	$(77,997)	$(249,312)
Add back:
Amortization of goodwill and assembled workforce, net of tax	54,429	—
Cumulative effect of a change in accounting principle	—	209,289

Loss before cumulative effect of a change in accounting principle, as adjusted	$(23,568)	$(40,023)

Basic and diluted net loss per share, as reported	$(0.74)	$(2.35)
Add back:
Amortization of goodwill and assembled workforce, net of tax	0.52	—
Cumulative effect of a change in accounting principle	—	1.97

Loss per share before cumulative effect of a change in accounting principle, as adjusted	$(0.22)	$(0.38)

Shares used in computing per share amounts	105,004	106,051

Note 3. Restatement of Liberate's Financial Statements for the Fiscal Year Ended May 31, 2002 and Revision of Liberate's Financial Information for the Quarter Ended August 31, 2002

        On October 15, 2002, we announced that we would restate our financial results for our fourth quarter and fiscal year ended May 31, 2002 and delay the filing of our quarterly report on Form 10-Q for the quarter ended August 31, 2002. Our audit committee, which is composed of independent outside directors, retained independent counsel to review our revenue reported during our fiscal year ended May 31, 2002. While our audit committee's investigation was pending, we were not able to file our quarterly reports on Form 10-Q, and as a result, our stock was delisted from the Nasdaq National Market in January 2003 and currently trades through the Pink Sheets system.

        Our audit committee and its independent advisors concluded that our historical financial statements had overstated our revenue by $2.2 million in Q2 FY02; $1.8 million in Q3 FY02; and $5.9 million in Q4 FY02. The total revenue overstatement for fiscal 2002 was $9.9 million, so that our revenue for that year should have been reported as $70.5 million. Expenses for FY02 were understated by $216,000, reflecting increases of approximately $646,000 related to cost of service revenues, which were partially offset by a decrease in research and development expense of $229,000 and a decrease in income tax provisions of $201,000. Our reported net loss for fiscal 2002 was understated by $10.1 million, and should have been reported as $335.1 million.

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

        As part of the adjustments necessary to correct the overstatement of our revenues, we have adjusted other items on our balance sheets such as accounts receivable, deferred revenues, prepaid expenses, other assets, and accrued liabilities, as well as items on our statements of operations such as cost of service revenues, research and development, bad debt expense, and income tax provision. For further details on the restatement, please read our report on Form 10-K/A for the year ended May 31, 2002, filed concurrently with the SEC.

Note 4. Sigma Systems Acquisition

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

        Sigma Systems developed and marketed operational support systems ("OSS") software that lets network operators create, deploy, monitor, and maintain digital subscriber services. Through this acquisition, we sought to expand our product offerings. In September 2002, Sigma Systems changed its legal name to Liberate Technologies (Toronto) Ltd. We have included the results of operations of Sigma Systems in our consolidated financial statements since August 8, 2002.

        We have allocated the total purchase price consideration of $66.6 million as follows (in thousands):

Cash	$22,314
Receivables and other current assets	2,232
Property, plant, and equipment	672
Liabilities assumed	(3,586)
Deferred compensation	184
In-process research and development	300
Intangible assets	9,830
Goodwill	34,630

Total consideration	$66,576

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

        We also used the income approach to determine the value of Sigma Systems' existing products and technology, customer lists and order backlog, and trademarks. Based on these valuations, we recorded $9.8 million of intangible assets that we will amortize on a straight-line basis over an estimated useful life of three years. Intangible assets consisted of $9.2 million of existing technology and $630,000 of customer lists and order backlog and trademarks. We also recorded $34.6 million of goodwill, which represents the purchase price in excess of the identified net tangible and intangible assets. In accordance with SFAS 142, we will not amortize goodwill, but will review it for impairment at least once a year. Amortization expense for intangible assets is not deductible for tax purposes.

        We present below our unaudited pro forma results as if we had merged with Sigma Systems at the beginning of each of the fiscal periods presented. Pro forma net loss before cumulative effect of change in accounting principle excludes the non-recurring charge related to the write-off of $300,000 of acquired in-process research and development and includes amortization expense of $819,000 related to Sigma Systems intangible assets in Q1 FY03. The pro forma net loss before cumulative effect of change in accounting principle also includes the amortization expense for goodwill and assembled workforce of $2.9 million for Q1 FY02. These pro forma results do not necessarily indicate future combined results of operations. Our pro forma results, as if we had merged with Sigma Systems at the beginning of each of the fiscal periods presented, are set forth in the following table (in thousands, except per share data):

	Three months ended August 31,
	2001	2002
Pro forma revenues	$22,890	$10,762

Pro forma loss before cumulative effect of a change in accounting principle	$(80,262)	$(44,403)

Loss per share before cumulative effect of a change in accounting principle	$(0.76)	$(0.42)

Note 5. Goodwill

        Under the provisions of SFAS 142, we no longer amortize goodwill, but rather test it for impairment at least once a year. Additionally, SFAS 142 defines assembled workforce intangible assets as part of goodwill. Effective June 1, 2002, with the adoption of SFAS 142, we transferred the remaining net book value of assembled workforce intangible assets of $526,000 to goodwill and tested the resulting balance of goodwill for impairment. Based on the results of this testing, we determined that $209.3 million of goodwill was impaired. See Note 2. In August 2002, we recorded an addition of $34.6 million of goodwill in connection with our acquisition of Sigma Systems. See Note 4. Goodwill activity in Q1 FY03 was as follows (in thousands):

	Gross carrying amount of goodwill	Accumulated amortization	Total
Balance at May 31, 2002	$671,763	$(463,000)	$208,763
Assembled workforce reclassification	2,708	(2,182)	526
Impairment upon adoption of SFAS 142	(674,471)	465,182	(209,289)
Sigma Systems acquisition	34,630	—	34,630

Balance at August 31, 2002	$34,630	$—	$34,630

Note 6. Intangible Assets

        We amortize intangible assets on a straight-line basis over their estimated useful lives, which are normally three years. In June 2002, we determined that the fair value of the Virtual Modem trademarks that we had acquired in fiscal 2000 was zero. This permanent impairment resulted in a write-down of the carrying value from $66,000 to zero.

        In August 2002, in connection with the acquisition of Sigma Systems, we acquired intangible assets with a value of $9.8 million. See Note 4. Amortization expense for those intangible assets was $273,000 for Q1 FY03.

        Identified intangible assets as of May 31, 2002 and August 31, 2002 were as follows (in thousands):

	May 31, 2002 (As restated)		August 31, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Existing products and technology	$4,701	$(3,473)	$13,922	$(4,119)
Customer lists and order backlog	1,055	(690)	1,430	(788)
Trademarks	397	(299)	234	(6)
Assembled workforce	2,708	(2,182)	—	—

Total	$8,861	$(6,644)	$15,586	$(4,913)

Net intangible assets		$2,217		$10,673

        Based upon the intangible assets balance as of August 31, 2002, and assuming no future impairment, we expect amortization expense for all of our intangible assets, including the Sigma Systems assets, to be as follows (in thousands):

Fiscal years:
Remainder of 2003	$3,553
2004	3,299
2005	3,277
2006	544

$10,673

        In May 2003, we impaired certain intangible assets under a review performed under SFAS 142 and 144. Accordingly, our future amortization expense has been reduced by $6.3 million.

Note 7. Excess Facilities Charges and Related Asset Impairment

        We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future and do not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future. Excess facilities charges represent the remaining lease commitment on those vacant facilities, net of expected sublease income. Each quarter we evaluate our existing needs, the current and estimated future value of our subleases, and other future commitments to determine whether we should recognize additional excess facilities charges. Additionally, each quarter we evaluate our leasehold improvements for impairment and if necessary, we reduce the carrying value using estimates of future cash flows to a level equal to the expected future value at that time. These impairment amounts are included in excess facilities charges and related asset impairment on our condensed consolidated statements of operations.

        In Q1 FY03, we recorded $16.1 million of excess facilities charges. In Q1 FY02, we recorded $7.0 million of excess facilities charges. We recorded asset impairment charges of $944,000 in Q1 FY03 and $503,000 in Q1 FY02 related to certain long-lived assets, including leasehold improvements, that we estimated would not generate future cash flows sufficient to cover their carrying amounts. See Note 13.

Note 8. Commitments and Contingencies

Equity Investments

        China Broadband (H.K.).    In June 2001, we committed to invest up to $2.0 million in China Broadband (H.K.) for reinvestment in a Chinese joint venture that makes interactive television software. In fiscal 2002, we made an investment of $750,000 and we believe that we will not make further investments. See Note 13.

        ExtendMedia.    In May 2002, we entered into a debenture purchase agreement committing us to loan ExtendMedia up to $350,000 in phases through the end of calendar 2002. The loan is secured by certain assets of ExtendMedia, carries an annual interest rate of 6.5%, and is due on May 31, 2005. As of August 31, 2002, we had made payments of $245,000 to ExtendMedia under the agreement. See Note 13.

        MetaTV.    In July 2002, we purchased shares of the Series D Preferred Stock of MetaTV for a total purchase price of $410,000 and received a warrant to purchase 85,984 shares of MetaTV's Series D Preferred Stock. See Note 13.

        Two Way TV, Ltd.    ("TWTV"). In July 2002, we committed to loan up to £509,000, approximately $811,000, to TWTV in phases through December 2002. The loan is secured by certain assets of TWTV, carries an annual interest rate of 20%, plus a one-time 5% facility fee, and is due on June 30, 2004. At our discretion, we may convert this loan into the common equity of TWTV. Additionally, for every £1 drawn down from us under the loan facility, we earned warrants to purchase shares of TWTV common stock. As of August 31, 2002, TWTV had drawn down £225,000, approximately $358,000, from us under this loan facility and issued warrants to us to purchase 112,550,500 shares of TWTV common stock, which we immediately exercised. Upon full conversion of all debt and warrants issued to us in this transaction, our ownership percentage will remain less than 20% and we do not exert significant influence over TWTV's business and financial decisions. See Note 13.

        Sportvision.    In August 2002, we entered into an agreement to loan Sportvision $200,000. The loan has a maturity of eighteen months and bears interest at the rate of 5% per annum. The debt and interest amount is automatically convertible into equity at the next round of financing. As of August 31, 2002, our investment in Sportvision, including accrued interest, was $206,000. See Note 13.

Lease Commitments

        In connection with our acquisition of Sigma Systems, we assumed an existing lease to occupy approximately 41,000 square feet of office space in Toronto, Ontario, Canada. Under this lease, which terminates on November 30, 2009, we are obligated to pay approximately $30,000 per month. The monthly lease payment will increase at predetermined dates and rates over the lease term.

Termination of Executive's Employment

        In connection with the departure of David Limp, a former executive officer, in July 2002, we entered into a separation agreement and mutual release of claims with him. Under the terms of this agreement, we paid Mr. Limp an amount equal to his salary and on-target bonuses for fiscal 2002 and outstanding amounts under his retention agreement.

Transactions with Executive Officers

        Outstanding Executive Loans.    In 2001, we extended loans in the principal amount of $500,000 to each of David Limp, Donald Fitzpatrick, and Coleman Sisson, who were then executive officers. Each loan carried an interest rate of 5.9% compounded annually and was due two years from issuance. In July 2002, Mr. Limp repaid the full principal and interest due under his promissory note. As of

August 31, 2002, accrued interest receivable from the outstanding promissory notes was $50,000 for Mr. Sisson and $42,000 for Mr. Fitzpatrick. See Note 13.

        Fiscal 2001 Executive Retention Agreements.    In January 2001, we entered into employee retention agreements with Mr. Sisson, Mr. Fitzpatrick, and Mr. Limp. Each retention agreement was to provide $818,000 in periodic payments to each officer who achieved two years of continuous service through January 2003. In July 2002, Mr. Limp left Liberate as part of a reduction in force and realignment of management roles, which triggered a payment of the remaining $526,000 under his retention agreement. In July 2002, we also paid Mr. Fitzpatrick and Mr. Sisson $110,000 under the retention agreements. See Note 13.

        June 2002 Retention Agreements.    In June 2002, we entered into employee retention agreements with each of Mr. Kertzman, Mr. Sisson, Mr. Walker, and Mr. Fitzpatrick. Under the terms of these agreements, if, after a change of control followed within one year by the executive officer's actual or constructive termination, the executive officer received total payments as a result of the termination that were less than twice the officer's total cash compensation in the prior fiscal year, Liberate would pay the difference, up to a maximum of $750,000.

        Senior Management Bonus Plan and Sales Commission Plan.    In July 2002, the compensation committee of the board of directors approved a senior management bonus plan under which three executive officers would have been eligible to receive bonuses if we had achieved specified revenue and operating expense targets. The compensation committee also approved a sales commission plan under which Donald Fitzpatrick, our former chief operating officer, would have been eligible to receive commissions based on achievement of revenue and earnings targets. See Note 13.

Other Commitments

        In July 2002, we entered into an agreement with a content provider. Under the agreement, we paid $600,000 for certain license rights to content, $200,000 for future services, and $400,000 for a future equity investment in a venture then being contemplated by the provider. We had previously received $550,000 from another party who proved to be affiliated with the content provider. Accordingly, we are treating the $550,000 payment as an offset to the cost of this transaction, and have reduced the carrying value of our license of the content by that amount. We have the right to choose whether or not to proceed with the investment when we are presented with the terms. If we do not proceed with the investment, the $400,000 will be refunded to us or applied to extend the term of our license rights, at the provider's option. It does not currently appear that the provider will proceed with the venture or refund the $400,000, resulting in an extension of the license term.

        In August 2001, we amended our prior agreements with Motorola. The amendment reduced the total payments due to Motorola for development fees from $10.0 million to $8.9 million (excluding applicable taxes). The amendment also waived any payments that might have been payable by Motorola to us for any shortfall of set-top-box sales below committed volume levels at the end of the three-year period. We expensed $777,000 under this agreement for the three months ended August 31, 2001 and did not incur any expense in the three month period ended August 31, 2002. No further payments are required under this agreement.

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

        OpenTV Patent Litigation.    On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. We have retained O'Melveny & Myers as our legal counsel. We have filed an answer denying OpenTV's allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV's patents invalidated, requesting a finding that our technology does not infringe OpenTV's patents, and seeking monetary damages and injunctive relief against OpenTV. The court has held a claim construction hearing and trial is currently scheduled for 2004. Because litigation is by its nature uncertain, we are unable to predict whether we may face any material exposure for damages or the need to alter our software arising from this case.

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

        Litigation-Related Indemnification Obligations.    We have agreed to indemnify our directors and officers to the fullest extent permitted by Delaware law. As a consequence, we are advancing expenses (including reasonable attorneys' fees) incurred by directors and officers in connection with the Class Action, the Derivative Action, and the SEC investigation, although these payments are subject to reimbursement if such expenses are ultimately found to be non-indemnifiable. Additionally, we may ultimately be obligated to pay indemnifiable judgments, penalties, fines, and amounts paid in settlement in connection with these proceedings.

        We have notified our various insurance carriers of the Class Action, the Derivative Action, and the SEC investigation. Our insurance, however, may not cover our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the Class Action, the Derivative Action, the SEC investigation, or any other matter.

Note 9. Offerings of Common Stock

Common Stock

        During Q1 FY03, we issued 138,737 shares of stock to employees upon the exercise of stock options.

Stock Repurchase

        In July 2002, we repurchased 3,963,780 shares of our common stock beneficially owned by Cisco for an aggregate purchase price of $10.0 million. The purchase price per share of $2.5117 was our average stock price for the ten consecutive trading days prior to July 18, 2002, less a 2% discount. Following the repurchase, the shares were retired and are now authorized and unissued.

Warrant Agreements

        In fiscal 1999, we agreed to issue warrants to purchase up to 4,599,992 shares of our common stock to certain network operators who satisfied specific performance milestones within specific time frames. We estimated the fair market value of the warrants using the Black-Scholes pricing model as of the earlier of the date the warrants were earned or the date that it became likely that they would be earned. Pursuant to the requirements of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we will revalue the warrants if appropriate.

        As of August 31, 2002, network operators had earned warrants to purchase 2,396,660 shares. Of these warrants, warrants to purchase 552,774 shares had previously been exercised and warrants to purchase 163,890 shares were retired in connection with those exercises. As of August 31, 2002, there were earned and outstanding warrants to purchase 1,679,996 shares.

        As of August 31, 2002, warrants to purchase 270,000 shares had expired before they were earned. Additionally, in August 2002, we paid $1.1 million to MediaOne of Colorado and MediaOne of Michigan, each a wholly owned subsidiary of AT&T Broadband, to buy back unearned warrants to purchase 400,000 shares. If network operators earn warrants to purchase the remaining 1,533,332 shares, we may be required to record additional warrant-related assets and resulting amortization expense for deferred costs related to warrants or offsets to license and royalty revenues. Warrant activity through August 31, 2002 was as follows:

	Warrants available	Warrants repurchased	Warrants earned	Warrants Expired	Warrants that may be earned
Balance May 31, 2000	4,599,992	—	(2,336,660)	—	2,263,332
Fiscal 2001 activity	—	—	—	(50,000)	(50,000)

Balance May 31, 2001	4,599,992	—	(2,336,660)	(50,000)	2,213,332
Fiscal 2002 activity	—	—	(60,000)	(170,000)	(230,000)

Balance May 31, 2002	4,599,992	—	(2,396,660)	(220,000)	1,983,332
Q1 FY03 activity	—	(400,000)	—	(50,000)	(450,000)

Balance August 31, 2002	4,599,992	(400,000)	(2,396,660)	(270,000)	1,533,332

        We record amortization expense for deferred costs related to warrants in accordance with EITF 01-09. Under EITF 01-09, such amortization expense may be classified as an offset to associated revenues up to the amount of cumulative revenues recognized or to be recognized. Such amortization expense was classified as follows (in thousands):

	Three months ended August 31,
	2001	2002
Amortization offset to license and royalty revenues	$1,009	$1,146
Amortization included in operating expenses	4,711	941

Total amortization expense	$5,720	$2,087

Deferred Stock-based Compensation

        In connection with the grant of certain stock options to employees in fiscal 1999 and 2000 prior to our initial public offering, we recorded gross deferred compensation of $8.7 million, which represents the difference between the estimated fair value of the stock for accounting purposes and the option exercise price of such options at the date of grant. This amount, net of accumulated amortization, is presented as a reduction of stockholders' equity. We expensed $434,000 for Q1 FY02 and $411,000 for Q1 FY03. Deferred stock-based compensation was $880,000 as of August 31, 2002.

        We report amortization of deferred stock-based compensation as a separate line item in the accompanying condensed consolidated statements of operations. Had amortization of deferred stock-

based compensation been included in the following expense categories, such expense categories would have increased by the following amounts (in thousands):

	Three months ended August 31,
	2001	2002
Cost of service revenues	$59	$80
Research and development	211	182
Sales and marketing	101	96
General and administrative	63	53

Total deferred stock-based compensation	$434	$411

Option Grants

        In July 2002, in order to retain qualified independent directors, the board approved the grant of options to purchase 50,000 shares of our stock to each of the three independent board members. These options have an exercise price of $2.42 per share, which was the closing price of the stock on the date of grant, and vest monthly over four years. During Q1 FY03, we issued options to purchase 5,782,000 shares to employees and directors under our 1999 Equity Incentive Plan. During that period, we also assumed options to purchase 1,165,291 shares in connection with our acquisition of Sigma Systems.

Note 10. Restructuring Costs

        During Q1 FY03, we initiated and carried out two restructurings of our workforce. During Q3 FY02, we initiated and carried out one restructuring. We recorded restructuring costs as operating expenses in the quarters in which each occurred. We included amounts not yet paid in accrued restructuring costs in current liabilities on our condensed consolidated balance sheets.

        Q1 FY03 Restructuring Costs.    In July 2002, we initiated a company-wide headcount reduction of 32 employees, of whom 29 were located in the United States and three were located in the United Kingdom. At the end of August 2002, in response to the continued economic slowdown and the acquisition of Sigma Systems, we initiated another company-wide reduction in force, which affected an additional 74 employees, of whom 58 were located in the United States, 10 were located in the United Kingdom, and 6 were located in Canada. As a result of these actions, during Q1 FY03, we recorded restructuring costs of $2.2 million comprised of salary and employee-related expenses. The following table reflects restructuring costs as well as those restructuring costs incurred and payments made during Q1 FY03 related to this restructuring (in thousands):

Severance
Restructuring costs	$2,250
Cash payments	(869)

Accrued restructuring costs at August 31, 2002	$1,381

        We believe that the remaining accrued restructuring costs of $1.4 million will be substantially paid out over the next few fiscal quarters.

        Q3 FY02 Restructuring Costs.    In February 2002, we announced the consolidation of our research and development activities into our development centers located in San Carlos, California and Ontario, Canada. As part of this consolidation, we closed our Horsham, Pennsylvania and Murray City, Utah facilities. The consolidation resulted in a headcount reduction of 67 employees and a total restructuring charge or $3.1 million. In connection with this restructuring and closure of two facilities, we took out of service and relocated certain assets that we deemed excess or unnecessary. In Q1 FY03, management determined that the Q3 FY02 restructuring was substantially completed and $210,000 of the restructuring reserve was reversed and included as a credit to restructuring costs in our Q1 FY03 statement of operations. We believe that the remaining $19,000 related to this restructuring will be paid out over the next few fiscal quarters. The following table reflects restructuring accrual activity during Q1 FY03 related to this restructuring (in thousands):

	Severance	Facilities	Other	Total
Accrued restructuring costs at May 31, 2002	$65	$188	$14	$267
Cash payments	(6)	(33)	1	(38)
Non-cash reversal of restructuring expense	(48)	(151)	(11)	(210)

Accrued restructuring costs at August 31, 2002	$11	$4	$4	$19

        See Note 13 regarding subsequent reductions in force.

Note 11. Comprehensive Loss

        Comprehensive loss consists of net loss on our condensed consolidated statements of operations and foreign currency translation adjustments. The following table reflects our comprehensive loss (in thousands):

	Three months ended August 31,
	2001	2002
Net loss	$(77,997)	$(249,312)
Foreign currency translation adjustment	(205)	(777)

Comprehensive loss	$(78,202)	$(250,089)

Note 12. Segment Information

        As of August 31, 2002, we operated solely in one segment—providing digital infrastructure software and services for cable networks. We derived revenues for this one segment from licenses, royalties, and services, and our long-term assets were located primarily in the United States.

        We classify our revenues by geographic region based on the country in which the sales order originates. Our North American region includes sales attributable to the United States and Canada. Our EMEA region includes sales attributable to Europe, the Middle East, and Africa. Our Asia Pacific region includes sales attributable to all of Asia and Australia. The following table details the revenues of significant countries and regions (in thousands):

	Three months ended August 31,
	2001	2002
United States	$5,995	$3,095
Canada	615	2,848
United Kingdom	8,200	2,224
Rest of EMEA	736	697
Asia Pacific	1,710	497

Total revenues	$17,256	$9,361

        International revenues consist of sales to customers outside of the United States and domestic revenues consist of sales to customers within the United States. International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended August 31,
	2001	2002
International revenues	65%	67%
Domestic revenues	35%	33%

Total revenues	100%	100%

        For Q1 FY02, two customers each accounted for 10% or more of our total revenues, and for Q1 FY03, four customers each accounted for 10% or more of our total revenues. The percentages of sales to significant customers were as follows:

	Three months ended August 31,
	2001	2002
Customer A	*	17%
Customer B	*	13%
Customer C	22%	13%
Customer D	*	12%
Customer E	25%	*

*
Less than 10%

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. As of May 31, 2002 and as of August 31, 2002, two customers each accounted for 10% or more of our accounts receivable. The percentage of receivables from significant customers for the periods reported were as follows:

	May 31, 2002 (As restated)	August 31, 2002
Customer A	35%	35%
Customer B	21%	23%

*
Less than 10%

        We perform ongoing credit evaluations of our customers' financial condition and reserve for credit losses as required.

Note 13. Subsequent Events

Equity Investments

        TWTV.    In Q2 FY03, TWTV drew down an additional $453,000 under the terms of the loan agreement. See Note 8.

        ExtendMedia.    In Q2 FY03, we made additional payments of $105,000 to ExtendMedia under the terms of the debenture purchase agreement. See Note 8.

        Sportvision.    In August 2002, we entered into an agreement to loan Sportvision $200,000. In December 2002, the debt and interest automatically converted into shares of Series B Preferred Stock.

        China Broadband (H.K.).    In fiscal 2003, we concluded that based on breaches by China Broadband (H.K.) of its representations and warranties, our prior obligation to make further investment in its Chinese joint venture had terminated.

        In fiscal 2003, we wrote-down $12.1 million of equity investments that had been permanently impaired, reducing the value of our net equity investments to zero.

Suspension of 1999 Employee Stock Purchase Plan

        In January 2003, because we were not current in our filing obligations with the SEC, we terminated the offering period of our 1999 Employee Stock Purchase Plan before the purchase of shares scheduled for March 31, 2003 and refunded contributions to employees.

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

Restructuring Costs

        In January 2003, we announced a further reduction in force. We terminated the employment of 228 employees. Under SFAS 146, we initially expected to record a restructuring charge of $5.3 million, comprised of salaries and employee-related expenses. In fiscal 2003 we recorded approximately $5.1 million of the estimated $5.3 million charge and expect to incur approximately $4,000 more.

        In April 2003, we announced another reduction in force. This action resulted in a headcount reduction of 75 employees, worldwide, of whom 32 were on transition plans as of May 31, 2003. As a result of this action, under SFAS 146, we expect to record a restructuring charge of approximately $2.3 million, comprised of salary and employee-related expenses. For the quarter ended May 31, 2003, we recorded approximately $2.1 million of the estimated $2.3 million charge. We expect to record the remainder in subsequent periods.

Lease Amendment

        In January 2003, we amended our current lease in London, Ontario, Canada to include an additional 5,000 square feet, bringing the total space under lease at that location to 25,000 square feet. We also extended the term of this lease through December 31, 2007.

Litigation

        See Note 8.

Executive Compensation

        Outstanding Executive Loans.    In November 2002, Donald Fitzpatrick repaid $275,000 of the principal amount of his promissory note. According to the terms of Mr. Fitzpatrick's promissory note,

his outstanding balance of $225,000 and all accrued interest was due 60 days from December 27, 2002, the date of the termination of his employment. As of June 30, 2003, Mr. Fitzpatrick had not repaid the balance of this loan and we have recorded a reserve to cover our potential loss. In January 2003, Coleman Sisson repaid the full principal and interest of $561,000 due under his promissory note.

        Fiscal 2001 Executive Retention Agreements.    During fiscal 2003, we paid Donald Fitzpatrick $219,000 under his January 2001 retention agreement. In connection with the events leading to the restatement of our financial statements, we terminated Mr. Fitzpatrick's employment on December 27, 2002, before additional payments were due. During fiscal 2003, we paid Coleman Sisson the remaining $526,000 due under his January 2001 retention agreement.

        Fiscal 2003 Executive Retention Agreements.    In March and April 2003, we entered into new employee retention agreements with David Lockwood, Patrick Nguyen, Gregory Wood, Philip Vachon, Coleman Sisson, and Kent Walker. Under the terms of the retention agreements, in the event of a change of control of Liberate that is followed within one year by the officer's actual or constructive termination, the officer will receive a payment equal to twice his total taxable compensation for the prior fiscal year, with a minimum payment of $500,000 and a maximum payment of $750,000. These agreements supersede the previous employee retention agreements that we entered into with Mr. Sisson and Mr. Walker.

        Sales Commission Plan.    In Q2 FY03, we paid Mr. Fitzpatrick $31,000 under his sales commission plan.

        Termination of Executives' Employment.    In June 2003, Mitchell Kertzman and Coleman Sisson terminated their employment with Liberate. We entered into an agreement with Mr. Sisson under which he will receive $10,000 per month for his services as an independent contractor and may receive additional compensation. We may terminate this agreement at any time. We also agreed to pay the premiums for Mr. Sisson's health coverage for twelve months.

        Consulting Agreements.    In September 2002, we entered into a consulting agreement with David Limp in which we agreed to pay Mr. Limp not less than $10,000 per month for consulting services. We paid Mr. Limp approximately $123,000 under this consulting agreement, which terminated in March 2003. In November 2002, we entered into a letter agreement with Philip Vachon, in which we agreed to pay him $56,500 per month for advisory services through February 28, 2003. We subsequently extended that agreement through April 11, 2003, at which time Mr. Vachon became president—Liberate International.

        Option Grants.    In Q4 FY03, we agreed to amend the terms of outstanding option grants to Mr. Sisson and Mr. Walker so that they would become fully vested upon certain employment termination events in connection with a change of control of Liberate. The compensation committee of the board also approved new option grants for 1.3 million shares to each of Mr. Lockwood, Mr. Wood, and Mr. Nguyen and 1.7 million shares to Mr. Vachon.

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

Management Changes

        In June 2003, Mitchell Kertzman and Coleman Sisson resigned from their positions as officers and directors of Liberate. The board of directors expanded to seven members and the board elected David Lockwood, Patrick S. Jones, and Robert R. Walker to fill the vacancies. The board also named Mr. Lockwood as chairman and chief executive officer, Gregory S. Wood as executive vice president and chief financial officer, Patrick Nguyen as executive vice president—corporate development, and Kent Walker as executive vice president—corporate and legal affairs, general counsel, and secretary, and confirmed the April 2003 appointment of Philip Vachon as president-Liberate International.

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

        We operate in an industry sector that has been significantly affected by the recent economic downturn, and we believe that our future results of operations will continue to be subject to quarterly variations based upon a wide variety of factors, such as those discussed in "Risk Factors" below. Many statements in this report are forward-looking within the meaning of the securities laws of the United States. These statements involve both known and unknown risks and uncertainties and our actual results in future periods may differ materially from any future performance suggested in this report. For additional information regarding results of operations for periods after August 31, 2002 and for material trends and uncertainties affecting our future business, please see our reports on Form 10-Q for the quarters ended November 30, 2002 and February 28, 2003 and our report on Form 10-K for the fiscal year ended May 31, 2003, which are filed concurrently with this report.

Overview

        Adverse economic conditions within the global cable and telecommunications industry significantly reduced our revenues in Q1 FY03 in comparison to prior quarters. Many of the companies operating in this industry have publicly reported decreased revenues and earnings, significant financial restructuring efforts, and reduced capital expenditures, all of which affect their willingness to purchase our products and services.

        During the quarter, as part of our continuing program of expense management, we announced reductions in workforce that affected approximately 105 employees. We also instituted other cost-cutting measures, including restricted travel, facilities consolidation, and holiday shutdowns. In January and April 2003, we announced further reductions in workforce that affected approximately 300 employees worldwide. See Financial Statements, Notes 10 and 13.

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

        At the time of acquisition, Sigma Systems developed and marketed OSS software that let network operators create, deploy, monitor, and maintain digital subscriber services. Through this acquisition, we sought to expand our product offerings. In September 2002, Sigma Systems changed its legal name to Liberate Technologies (Toronto) Ltd. We have included the results of operations of Sigma Systems in our consolidated financial statements since August 8, 2002. See Financial Statements, Note 4.

        During the quarter, our board of directors created a corporate governance committee, which consists exclusively of independent directors, to nominate new directors and oversee general compliance and governance matters. Our board also named Charles Corfield as lead independent director, and Mitchell Kertzman, our CEO, as chairman of the board. In August 2002, Kent Walker became our chief financial officer while retaining his role as general counsel. During the quarter, Donald Fitzpatrick became our chief operating officer. However, we terminated Mr. Fitzpatrick's employment on December 27, 2002 in connection with the investigation into the events leading to the restatement of our financial statements for the fiscal year ended May 31, 2002. For further details on the restatement, please read our report on Form 10-K/A filed concurrently with this report.

        In August 2002, we paid $1.1 million to MediaOne to buy back unvested warrants to purchase 400,000 shares of our stock. For further detail, see Financial Statements, Note 9.

        We made equity investments during the quarter, including the purchase of Series D Preferred Stock from MetaTV, the issuance of a new convertible loan to Two Way TV, and the issuance of a convertible loan to Sportvision. We do not expect to make any new equity investments. See Financial Statements, Notes 8 and 13.

Restatement of Liberate's Financial Statements for the Fiscal Year Ended May 31, 2002 and Revision of Liberate's Financial Information for the Quarter Ended August 31, 2002

        On October 15, 2002, we announced that we would restate our financial results for our fourth quarter and fiscal year ended May 31, 2002 and delay the filing of our quarterly report on Form 10-Q for the quarter ended August 31, 2002. Our audit committee, which is composed of independent outside directors, retained independent counsel to review our revenue reported during our fiscal year ended May 31, 2002. While our audit committee's investigation was pending, we were not able to file our quarterly reports on Form 10-Q, and as a result our stock was delisted from the Nasdaq National Market in January 2003 and currently trades through the Pink Sheets system.

        Our audit committee and its independent advisors concluded that our preliminary earnings report for Q1 FY03 issued in a press release on September 26, 2002 had overstated our revenue by $901,000 and that revenue for the quarter should have been reported as $9.4 million rather than $10.3 million. Expenses for the quarter were overstated by $1.2 million. As a result, our reported net loss for the quarter should have been $249.3 million rather than $249.6 million.

        In addition, our audit committee and its independent advisors concluded that our historical financial statements had overstated our revenue by $9.9 million in fiscal 2002, so that our revenue for that year should have been reported as $70.5 million. Our reported net loss for fiscal 2002 was understated by $10.1 million, and should have been reported as $335.1 million. Of the $9.9 million of revenue overstatements for fiscal 2002 and the $901,000 of revenue overstatements for Q1 FY03, as noted above, we are deferring approximately $6.8 million to Q2 FY03 and subsequent quarters.

        For further details on the restatement, see Financial Statements, Note 3 and our amended annual report on Form 10-K/A filed concurrently with the SEC.

Critical Accounting Policies Update

        There have been no material changes to our critical accounting policies as disclosed on our report on Form 10-K/A for fiscal 2002 filed concurrently with this report, except for those policies discussed below.

  Warrants

        We adopted SFAS 144, "Accounting for the Impairment of Long-Lived Assets" on June 1, 2002, which superseded the accounting and reporting provisions of SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" and now periodically evaluate warrants for impairment in accordance with SFAS 144. Whenever events or circumstances indicate that an assessment is necessary, we forecast future revenues streams of those network operators who have earned warrants over the remaining warrant amortization period. These forecasts are used to determine whether the warrant balances should be impaired. Management judgment is required in assessing the useful life of our warrant assets and the need for impairment.

  Equity Investments

        Under SFAS 144, we now periodically evaluate our equity investments for impairment in accordance with SFAS 144, which superseded the accounting and reporting provisions of SFAS 121. Whenever events or circumstances indicate that an assessment is necessary, we consider various factors, including an entity's cash available for operations, performance to budget, general business condition, ability to obtain additional working capital, and business plan to determine whether we should recognize impairment. Negative changes in these factors would indicate that our equity investments are impaired. Management judgment is required to determine whether these equity investments should be impaired. See Financial Statements, Notes 2, 8, and 13.

  Goodwill

        We adopted SFAS 142, "Goodwill and Other Intangible Assets" on June 1, 2002. Under SFAS 142, goodwill is not amortized but is tested for impairment at least once a year. Additionally, SFAS 142 defined assembled workforce intangible assets as part of goodwill. Under SFAS 142, we are required to test goodwill for impairment immediately upon adoption, and at least once a year. Our initial test for impairment under SFAS 142 resulted in a write-down of goodwill of $209.3 million. Prospectively, we will assess the value of goodwill and an assembled workforce at least once a year. Management judgment is required to determine whether goodwill should be impaired. We previously reviewed goodwill for impairment under SFAS 121. See Financial Statements, Note 2.

  Intangible Assets

        We adopted SFAS 144 on June 1, 2002 and now periodically evaluate intangible assets for impairment in accordance with SFAS 144. Whenever events or circumstances indicate that an assessment is necessary, we initiate a review to determine whether the carrying amount of a long-lived asset is recoverable. We measure recoverability of an asset by comparing its carrying amount to the expected future undiscounted cash flows that it is expected to generate. We recognize an impairment amount equal to the excess of that carrying amount over the fair market value of the intangible asset. Changes in conditions could require material write-downs of intangible assets. Management judgment is required to determine whether intangible assets should be impaired. We previously reviewed intangible assets for impairment under SFAS 121. See Financial Statements, Note 2.

  Excess Facilities Charges and Related Asset Impairment

        We adopted SFAS 144 on June 1, 2002 and now evaluate our facilities and related long-lived assets for impairment in accordance with SFAS 144. These estimates are based on many factors, including current real estate market rates and conditions, anticipated occupancy rates, and forecasted future sublease income. Significant management judgment is required in order to estimate the magnitude of the excess facilities charges and related asset impairment. See Financial Statements, Notes 2 and 7.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." Under SFAS 148, we are required to disclose the impact on net income and earning per share assuming the adoption of SFAS 123. This disclosure requirement is effective for both quarterly reports filed on Form 10-Q and annual reports filed on Form 10-K for fiscal years ended after December 31, 2002.

Recent Accounting Pronouncements

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

Effects of Recent Accounting Pronouncements

        In April 2001, the FASB issued EITF No. 01-03, "Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree." EITF 01-03 provides guidance regarding the recognition of deferred revenue as a liability with respect to business combinations. In March 2002, the FASB reached consensus that an acquiring entity should recognize a liability related to a revenue arrangement of an acquired entity only if it has assumed a legal obligation to provide goods, services, or other consideration to a customer. The amount assigned to this liability should be based on its fair value at the date of the acquisition. We adopted the guidelines set forth in EITF 01-03 to record deferred revenues we received in connection with the Sigma Systems Group (Canada) acquisition in August 2002. See Financial Statements, Notes 2 and 4.

        In June 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS 144, we review long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We measure recoverability of these assets by comparing their carrying amount to the future undiscounted cash flows that they are expected to generate. Impairment reflects the amount by which the carrying value of the assets exceeds their fair market value. As a result of the adoption of SFAS 144, our assets may be subject to additional impairment in the future. See Financial Statements, Note 2.

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

Cumulative Effect of a Change in Accounting Principle

        On June 1, 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires us to account for all business combinations initiated after June 30, 2001 using the purchase method of accounting. Under SFAS 142, we no longer amortize the remaining balances of goodwill. Rather, we tested goodwill for impairment immediately upon the date of adoption and will continue to test goodwill for impairment at least once a year. Under SFAS 141 and SFAS 142, the value of an assembled workforce is no longer considered an identifiable intangible asset with a definite useful life, and accordingly, we reclassified the net balance of $526,000 to goodwill as of June 1, 2002. See Note 5.

        SFAS 142 requires a different valuation methodology than SFAS 121 and is more likely to result in impairment because SFAS 142 uses discounted rather than undiscounted cash flows. Based on the criteria of SFAS 142, we determined that we had one reporting segment at the time of the evaluation. Our testing and analysis process included obtaining an independent appraisal of the fair value of Liberate based on two valuation approaches. The first valuation approach determined our market capitalization based on our fair value on the date of adoption using our average stock price over a range of days in May and June 2002. This average stock price was increased by a control premium based on premiums paid for control of comparable companies. The second valuation approach was based on an analysis of discounted cash flows.

        This analysis resulted in an allocation of fair values to identifiable tangible and intangible assets and an implied valuation of zero goodwill as of June 1, 2002. Comparing this goodwill fair value to the carrying value resulted in a goodwill impairment of $209.3 million, with no income tax effect, at June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle on our condensed consolidated statement of operations for Q1 FY03. We will record any future impairment as operating expenses. See Financial Statements, Notes 2 and 5.

Results of Operations

  Revenues

        We generate revenues by licensing our products to network operators and, in some cases, to consumer device manufacturers. In addition, we generate revenues from consulting, maintenance, and other services provided in connection with those licenses. The amounts and presentation of revenues in this report include the effects of the adoption of EITF 01-09 and 01-14, which we adopted on December 1, 2001. Total revenues were as follows (in thousands):

	Three months ended August 31,
	2001	2002
Total revenues	$17,256	$9,361

Decrease, year over year		$(7,895)

Percentage decrease, year over year		(46)%

        International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended August 31,
	2001	2002
International revenues	65%	67%
Domestic revenues	35%	33%

Total revenues	100%	100%

        License and Royalty.    License and royalty revenues consist primarily of fees earned by licensing our software and royalty fees earned upon the shipment or activation of products that incorporate our software. See our discussion of our revenue recognition policy disclosed on our report on Form 10-K/A for fiscal 2002 filed concurrently with this report. License and royalty revenues were as follows (in thousands):

	Three months ended August 31,
	2001	2002
License and royalty revenues	$8,830	$1,117

Percentage of total revenues	51%	12%

Decrease, year over year		$(7,713)

Percentage decrease, year over year		(87)%

        License and royalty revenues decreased, both in absolute amounts and as a percentage of total revenues, from Q1 FY02 to Q1 FY03, primarily due to a slowdown in deployments by existing customers, especially in Europe, as well as less licensing and delivery of server and application software. This slowdown contributed to lower license and royalty revenues. Of the total decrease in license and royalty revenues, royalties accounted for $5.5 million of the decrease while license revenues accounted for $2.0 million of the decrease. The remaining decrease was due primarily to an increase in revenue offsets from deferred costs related to warrants, which were $1.0 million for Q1 FY02 and $1.1 million for Q1 FY03.

        Service.    Service revenues consist of revenues related to consulting, maintenance, training, and reimbursable expenses. See our discussion of our revenue recognition policy disclosed on our report on

Form 10-K/A for fiscal 2002 and our report on Form 10-K for fiscal 2003, which are filed concurrently with this report. Service revenues were as follows (in thousands):

	Three months ended August 31,
	2001	2002
Service revenues	$8,426	$8,244

Percentage of total revenues	49%	88%

Decrease, year over year		$(182)

Percentage decrease, year over year		(2)%

        Service revenues remained relatively flat, increasing only slightly from Q1 FY02 to Q1 FY03. They increased as a percentage of total revenues because of the decrease in license and royalty revenues. A reduction in the number of billable projects in Q1 FY03 was offset by the recognition of approximately $1.6 million in services revenues related to a larger-than-usual non-recurring engineering project.

  Cost of Revenues

        Total cost of revenues was as follows (in thousands):

	Three months ended August 31,
	2001	2002
Total cost of revenues	$9,922	$11,781

Percentage of total revenues	57%	126%

Increase, year over year		$1,859

Percentage increase, year over year		19%

        License and Royalty.    Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. Cost of license and royalty revenues was as follows (in thousands):

	Three months ended August 31,
	2001	2002
Cost of license and royalty revenues	$478	$432

Percentage of license and royalty revenues	5%	39%

Decrease, year over year		$(46)

Percentage decrease, year over year		(10)%

        Cost of license and royalty revenues did not change materially from Q1 FY02 to Q1 FY03 but increased as a percentage of license and royalty revenues, primarily due to the decrease in license and royalty revenues.

        Service.    Cost of service revenues consists primarily of salary and other related costs for professional services employees and external contractors. Cost of service revenues was as follows (in thousands):

	Three months ended August 31,
	2001	2002
Cost of service revenues	$9,444	$11,349

Percentage of service revenues	112%	138%

Increase, year over year		$1,905

Percentage increase, year over year		20%

        Cost of service revenues increased from Q1 FY02 to Q1 FY03 primarily due to an increase in headcount in our professional services group, which grew by 62 employees from Q1 FY02 to Q1 FY03, primarily as a result of the Sigma Systems acquisition. In addition, cost of service revenues for Q1 FY03 reflected an increase of $1.3 million in external contractor costs. We also recognized revenues on a large non-recurring engineering project in Q1 FY03, which resulted in a larger-than-usual transfer of costs from the research and development organization to the professional services organization.

  Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salary, employee-related expenses, and costs for external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses were as follows (in thousands):

	Three months ended August 31,
	2001	2002
Research and development	$12,521	$8,746

Percentage of total revenues	73%	93%

Decrease, year over year		$(3,775)

Percentage decrease, year over year		(30)%

        Research and development expenses decreased from Q1 FY02 to Q1 FY03 primarily due to a $1.3 million decrease in spending for employee-related expenses, including reductions in salaries and benefits. This decrease was primarily attributable to the impact of the February, July, and August 2002 restructurings of our research and development operations, partially offset by the addition of 93 Sigma Systems research and development employees in August 2002. See Financial Statements, Note 10 for more detail regarding restructuring costs. Additionally, external contractor costs decreased significantly due to a larger-than-usual transfer of costs of $1.4 million from the research and development organization to the professional services group related to a large non-recurring engineering project in Q1 FY03, as discussed above. The increase in research and development expenses as a percentage of total revenues reflects the decrease in total revenues for Q1 FY03.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other employee-related expenses for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and facilities for regional offices. Sales and marketing expenses were as follows (in thousands):

	Three months ended August 31,
	2001	2002
Sales and marketing	$6,603	$5,877

Percentage of total revenues	38%	63%

Increase, year over year		$(726)

Percentage increase, year over year		(11)%

        Sales and marketing expenses decreased from Q1 FY02 to Q1 FY03 due to decreases in bad debt expense of $317,000, marketing communication costs for events of $338,000, and commissions and bonus payments of $309,000. These decreases were offset by an increase in salaries of $122,000, due to the increase in headcount, from 71 employees at the end of Q1 FY02, to 92 employees at the end of Q1 FY03. The increase in sales and marketing expenses as a percentage of total revenues reflects the decrease in total revenues for Q1 FY03.

        General and Administrative.    General and administrative expenses consist primarily of salaries and other employee-related expenses for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; and non-income-based taxes. General and administrative expenses were as follows (in thousands):

	Three months ended August 31,
	2001	2002
General and administrative	$3,391	$3,711

Percentage of total revenues	20%	40%

Increase, year over year		$320

Percentage increase, year over year		9%

        General and administrative expenses increased from Q1 FY02 to Q1 FY03 primarily due to $549,000 in costs associated with an acquisition that was terminated before its completion. This cost was partially offset by a $206,000 decrease in non-income-based taxes from Q1 FY02 to Q1 FY03. During Q1 FY02, we recorded non-income-based taxes related to our former Horsham, Pennsylvania operations. The increase in general and administrative expenses as a percentage of total revenues primarily reflects the decrease in total revenues for Q1 FY03.

        Excess Facilities Charges and Related Asset Impairment.    We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future and do not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future. We record excess facilities charges and related asset impairment when we believe that the future cash flows will not cover the carrying amounts of those assets. The details of excess facilities charges and related asset impairment were as follows (in thousands):

	Three months ended August 31,
	2001	2002
Excess facilities charges	$6,976	$16,146
Related asset impairment	503	944

Total excess facilities charges and related asset impairment	$7,479	$17,090

        Excess facilities charges, which represent the remaining lease commitment on excess facilities, net of expected sublease income, increased from Q1 FY02 to Q1 FY03 because of increased write-downs of our existing lease commitments. Related asset impairment represents the decrease in the value of certain long-lived assets, including leasehold improvements, that we estimated would not generate future cash flows sufficient to cover their carrying amounts. If current market conditions for the commercial real estate market remain the same or worsen, or we conclude that we are not likely to use additional space, we may be required to record additional charges in future periods. See Financial Statements, Note 7.

        Restructuring Costs.    Restructuring costs include severance costs, facilities costs, and other costs. Severance costs include severance pay and related employee benefit obligations, including the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of intangible assets, disposal of fixed assets, and amounts paid in connection with terminated contracts.

        We recorded $2.2 million of restructuring costs for Q1 FY03, which was comprised entirely of salaries, severance costs, and employee-related expenses. This amount was partially offset by the reversal of $210,000 of reserves related to the Q3 FY02 restructuring. We did not record restructuring costs for Q1 FY02. We expect annualized cost savings of approximately $12.0 million as a result of the Q1 FY03 restructuring. See Financial Statements, Note 10.

        Amortization of Deferred Costs Related to Warrants.    We amortize deferred costs related to warrants over their estimated useful lives, which are generally five years. Amortization expense includes the portion of periodic expense for warrants that is not an offset to revenues. See Financial Statements, Note 9. Amortization included in operating expenses was as follows (in thousands):

	Three months ended August 31,
	2001	2002
Amortization of deferred costs related to warrants	$4,711	$941

        Amortization expense for deferred costs related to warrants decreased from Q1 FY02 to Q1 FY03 due to the impairment of the carrying value of $44.8 million in Q2 FY02. This action reduced the amount of amortization we record each quarter by $3.7 million.

        Amortization and Impairment of Goodwill and Intangible Assets.    Goodwill and assembled workforce represents the price we paid for an acquired company in excess of the identified tangible and intangible assets. We adopted SFAS 142, "Goodwill and Other Intangible Assets," in June 2002. Prior to that, we amortized goodwill and assembled workforce over their useful lives, generally three years. Upon adoption of SFAS 142, we reclassified assembled workforce as part of goodwill and stopped amortizing the remaining balance of goodwill. See Financial Statements, Notes 2, 4, and 6.

        Intangible assets represent the value assigned to those assets, such as existing products and technology, customer lists and order backlog, and trademarks that are acquired as part of the purchase of a company by us. We amortize intangible assets on a straight-line basis over their useful lives, generally three years. Asset impairment charges reduce the carrying value of long-lived assets, including intangible assets, to a level equal to their expected value during their amortization periods. The following table details the amounts of amortization and impairment expense for goodwill and intangible assets (in thousands):

	Three months ended August 31,
	2001	2002
Amortization expense for intangible assets	$514	$783
Asset impairment	—	66
Amortization expense for assembled workforce	267	—
Amortization of goodwill	54,429	—

Amortization and impairment of goodwill and intangible assets	$55,210	$849

        Amortization and impairment of goodwill and intangible assets decreased from Q1 FY02 to Q1 FY03 due to the adoption of SFAS 142 which required that we stop amortizing goodwill and assembled workforce. This decrease was partially offset by amortization expense related to the acquisition of Sigma Systems, which increased amortization expense by $273,000 for the quarter. Additionally, we recorded an impairment expense for Virtual Modem trademarks, whose value was determined to be zero.

        Amortization of Deferred Stock-based Compensation.    Deferred stock-based compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the exercise price of options that were granted prior to our initial public offering. We amortize deferred stock-based compensation for stock options granted to employees and others on a straight-line basis over the vesting periods of such options. See Financial Statements, Note 9. Amortization of deferred stock-based compensation expense was as follows (in thousands):

	Three months ended August 31,
	2001	2002
Amortization of deferred stock-based compensation	$434	$411

        Amortization for deferred stock-based compensation decreased from Q1 FY02 to Q1 FY03 due to employee terminations and, to a lesser extent, the completion of vesting of certain employee options.

        Write-off of Acquired In-Process Research and Development.    The write-off of acquired in-process research and development expense consists of the value of research projects and products that were in process on the date of certain acquisitions, that, we believe, had not reached technological feasibility, and had no alternative future use. We wrote off $300,000 of acquired in-process research and development in Q1 FY03, which related to the acquisition of Sigma Systems. We did not record a write-off of acquired in-process research and development expense in Q1 FY02.

Interest Income, Net

        Interest income, net consists of interest earned on our cash and cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income, net was as follows (in thousands):

	Three months ended August 31,
	2001	2002
Interest income, net	$5,350	$2,502

        Interest income decreased from Q1 FY02 to Q1 FY03 primarily due to lower cash balances and declining market interest rates.

Other Income (Expense), Net

        Other income (expense), net consists of foreign currency exchange gains and losses, losses on disposals of fixed assets, and other non-operating income and expenses. Other income (expense), net was as follows (in thousands):

	Three months ended August 31,
	2001	2002
Other income (expense), net	$(113)	$254

        Other expenses for Q1 FY02 were comprised of a loss on the disposal sale of fixed assets, partially offset by a gain in foreign currency exchange. For Q1 FY03, other income was primarily comprised of a gain in foreign currency exchange.

Income Tax Provision

        Income tax provision consists of foreign withholding tax expense and foreign and state income taxes. Income tax provision was as follows (in thousands):

	Three months ended August 31,
	2001	2002
Income tax provision	$219	$398

        Income tax provision increased from Q1 FY02 to Q1 FY03 primarily due to an increase in foreign withholding and income taxes. In addition, state income tax expense increased for Q1 FY03.

Liquidity and Capital Resources

  Cash Flows

        Our principal source of liquidity at August 31, 2002 was cash and cash equivalents of $89.3 million and short-term investments of $59.3 million. Additionally, as of August 31, 2002, our long-term investments were valued at $184.3 million and included $172.7 million of long-term investments and $11.6 million of equity investments.

        Cash Flows from Operating Activities.    For Q1 FY02, net cash used in operating activities was $14.0 million. This amount was comprised primarily of a net loss of $78.0 million, which included $64.0 million of non-cash charges and a $6.6 million reduction in deferred revenues. These amounts were offset by a $4.2 million increase of other long-term liabilities and a $1.8 million increase of prepaid expenses and other current assets.

        For Q1 FY03, net cash used in operating activities was $18.6 million. This amount consisted primarily of a net loss of $249.3 million, which included $209.3 million of goodwill impairment in accordance with SFAS 142, $6.5 million of other non-cash charges, a $5.6 million decrease of deferred revenues, a $1.5 million decrease of accrued payroll and related expenses, and a $1.1 million decrease of accounts payable. These amounts were offset by a $13.7 million increase of other long-term liabilities, a $5.6 million decrease of accounts receivable, and a $2.7 million increase of accrued liabilities.

        As of August 31, 2002 deferred revenues were $21.4 million, reflecting a decrease of $4.1 million from May 31, 2002 that primarily resulted from a combination of lower company revenues and customers using prepaid products and services and the expiration of rights to use products and services. This decrease was partially offset by the addition of deferred revenues resulting from the Sigma Systems acquisition of $1.5 million.

        Cash Flows from Investing Activities.    For Q1 FY02, net cash provided by investing activities of $59.4 million included $156.5 million of proceeds received from the maturities of short-term investments, offset by $95.1 million used to purchase investments, $1.2 million used to purchase property and equipment, and $750,000 used to purchase equity investments.

        For Q1 FY03, net cash provided by investing activities of $7.3 million included $83.9 million of proceeds received from the maturities of investments, offset by $38.1 million used to acquire Sigma Systems, $36.7 million used to purchase short-term investments, $1.2 million used to purchase equity investments, and $524,000 used to purchase property and equipment.

        Cash Flows from Financing Activities.    For Q1 FY02, net cash provided by financing activities of $1.5 million included $1.7 million from issuances of stock to employees, directors, and external consultants through our stock plans. This amount was partially offset by payments made for capital lease obligations.

        For Q1 FY03, net cash used in financing activities of $10.0 million was attributed to the repurchase of our stock from Cisco. See Financial Statements, Note 9.

  Cash Requirements

        In addition to funding normal operating expenses, we anticipate requiring cash to pay outstanding commitments and acquire products and technologies to complement our existing business. We believe that the net proceeds from our various offerings, together with cash and cash equivalents generated from operations, if any, will be sufficient to meet our working capital requirements for at least the next twelve months.

  Contractual Obligations

        A summary of our contractual obligations as of August 31, 2002, some of which are discussed in more detail below, follows (in thousands):

		Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases	$65,452	$9,384	$19,248	$19,862	$16,958
Equity investment obligations(1)	1,780	1,030	750	—	—
Employment agreements(2)	832	832	—	—	—
Capital lease obligations	140	140	—	—	—
Restructuring costs	1,381	1,381	—	—	—

Total contractual obligations	$69,585	$12,767	$19,998	$19,862	$16,958

(1)
Equity investment obligations are discussed below.

(2)
Employment agreements are discussed below.

        Equity Investment Obligations.    In June 2001, we committed to invest up to $2.0 million in China Broadband (H.K.) for reinvestment in a Chinese joint venture that makes interactive television software. In fiscal 2002, we made an investment of $750,000 and we believe that we will not make further investments. See Financial Statements, Notes 8 and 13.

        In May 2002, we entered into a debenture purchase agreement committing us to loan ExtendMedia up to $350,000 in phases through the end of calendar 2002. The loan is secured by certain assets of ExtendMedia, carries an annual interest rate of 6.5%, and is due on May 31, 2005. As of August 31, 2002, we had made payments of $245,000 to ExtendMedia under this agreement. See Financial Statements, Note 8.

        In July 2002, we purchased shares of the Series D Preferred Stock of MetaTV for a total purchase price of $410,000 and received a warrant to purchase 85,984 shares of MetaTV's Series D Preferred Stock. See Financial Statements, Note 8.

        In July 2002, we committed to loan up to £509,000, approximately $811,000, to TWTV in phases through December 2002. The loan is secured by certain assets of TWTV, carries an annual interest rate of 20%, plus a one-time 5% facility fee, and is due on June 30, 2004. At our discretion, we may convert this loan into the common equity of TWTV. Additionally, for every £1 drawn down from us under the loan facility, we earned warrants to purchase shares of TWTV common stock. As of August 31, 2002, TWTV had drawn down £225,000, approximately $358,000, from us under this loan facility and issued warrants to us to purchase 112,550,500 shares of TWTV common stock, which we immediately exercised. Upon full conversion of all debt and warrants issued to us in this transaction, our ownership percentage will remain less than 20% and we do not exert significant influence over TWTV's business and financial decisions. See Financial Statements, Note 8.

        In August 2002, we entered into an agreement to loan Sportvision $200,000. The loan has a maturity of eighteen months and bears interest at the rate of 5% per annum. See Financial Statements, Notes 8 and 13.

        Employment Agreements.    In January 2001, we entered into employee retention agreements with Coleman Sisson, Donald Fitzpatrick, and David Limp. Each retention agreement was to provide $818,000 in periodic payments to each officer who achieved two years of continuous service through January 2003. In July 2002, Mr. Limp left Liberate as part of a reduction in force and realignment of management roles, which triggered a payment of the remaining $526,000 under his retention agreement. In connection with Mr. Limp's departure in July 2002, we entered into a separation agreement and mutual release of claims with him. Under the terms of this agreement, we paid Mr. Limp an amount equal to his salary and on-target bonuses for fiscal 2002 and outstanding amounts under his retention agreement. In July 2002, we also paid Mr. Fitzpatrick and Mr. Sisson $110,000 under the retention agreements.

        In 2001, we extended loans in the principal amount of $500,000 to each of Mr. Limp, Mr. Fitzpatrick, and Mr. Sisson, who were then executive officers. Each loan carried an interest rate of 5.9% compounded annually, and was due and payable two years from issuance. In July 2002, Mr. Limp repaid the full principal and interest due under his promissory note. As of August 31, 2002, accrued interest receivable for these outstanding promissory notes was $50,000 for Mr. Sisson and $42,000 for Mr. Fitzpatrick.

        In June 2002, we entered into employee retention agreements with each of Mr. Kertzman, Mr. Sisson, Mr. Walker, and Mr. Fitzpatrick. Under the terms of these agreements, if, after a change of control followed within one year by the executive officer's actual or constructive termination, the executive officer received total payments as a result of the termination that were less than twice the officer's total cash compensation in the prior fiscal year, Liberate would pay the difference, up to a maximum of $750,000.

        In July 2002, the compensation committee of the board of directors approved a senior management bonus plan under which three executive officers would have been eligible to receive bonuses if Liberate had achieved specified revenue and operating expense targets. The compensation committee also approved a sales commission plan under which Mr. Fitzpatrick would have been eligible to receive commissions based on achievement of revenue and earnings targets.

        As part of our standard compensation package, certain employees and managers may be eligible to participate in a variety of discretionary and non-discretionary bonus plans or commission plans. We accrue bonus and commission expense ratably over the fiscal year, based on expected payouts against those plans.

Subsequent Developments

  Equity Investments

        TWTV.    In Q2 FY03, TWTV drew down an additional $453,000 under the terms of the loan agreement. See Financial Statements, Note 8.

        ExtendMedia.    In Q2 FY03, we made additional payments of $105,000 to ExtendMedia under the terms of the debenture purchase agreement. See Financial Statements, Note 8.

        Sportvision.    In August 2002, we entered into an agreement to loan Sportvision $200,000. In December 2002, the debt and interest automatically converted into shares of Series B Preferred Stock.

        China Broadband (H.K.).    In fiscal 2003, we concluded that based on breaches by China Broadband (H.K.) of its representations and warranties, our prior obligation to make further investment in its Chinese joint venture had terminated.

        In fiscal 2003, we wrote-down $12.1 million of equity investments that had been permanently impaired, reducing the value of our net equity investments to zero.

  Suspension of 1999 Employee Stock Purchase Plan

        In January 2003, because we were not current in our filing obligations with the SEC, we terminated the offering period of our 1999 Employee Stock Purchase Plan before the purchase of shares scheduled for March 31, 2003 and refunded contributions to employees.

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

  Restructuring Costs

        In January 2003, we announced a further reduction in force. We terminated the employment of 228 employees. Under SFAS 146, we initially expected to record a total restructuring charge of $5.3 million comprised of salaries and employee related expenses. In fiscal 2003 we recorded approximately $5.1 million of the estimated $5.3 million charge and expect to incur approximately $4,000 more.

        In April 2003, we announced another reduction in force. This action resulted in a headcount reduction of 75 employees, worldwide, of whom 32 were on transition plans as of May 31, 2003. As a result of this action, under SFAS 146, we expect to record a restructuring charge of approximately $2.3 million, comprised of salary and employee-related expenses. For the quarter ended May 31, 2003, we recorded approximately $2.1 million of the estimated $2.3 million charge. We expect to record the remiander in subsequent periods.

  Lease Amendment

        In January 2003, we amended our current lease in London, Ontario, Canada to include an additional 5,000 square feet, bringing the total space under lease at that location to 25,000 square feet. We also extended the term of this lease through December 31, 2007.

  Litigation

        See Financial Statements, Note 8.

  Executive Compensation

        Outstanding Executive Loans.    In November 2002, Donald Fitzpatrick repaid $275,000 of the principal amount of his promissory note. According to the terms of Mr. Fitzpatrick's promissory note, his outstanding balance of $225,000 and all accrued interest was due 60 days from December 27, 2002, the date of the termination of his employment. As of June 30, 2003, Mr. Fitzpatrick had not repaid the balance of this loan and we have recorded a reserve to cover our potential loss. In January 2003, Coleman Sisson repaid the full principal and interest of $561,000 due under his promissory note.

        Fiscal 2001 Executive Retention Agreements.    During fiscal 2003, we paid Donald Fitzpatrick $219,000 under his January 2001 retention agreement. In connection with the events leading to the restatement of our financial statements, we terminated Mr. Fitzpatrick's employment on December 27,

2002, before additional payments were due. During fiscal 2003, we paid Coleman Sisson the remaining $526,000 due under his January 2001 retention agreement.

        Sales Commission Plan.    In Q2 FY03, we paid Mr. Fitzpatrick $31,000 under his sales commission plan.

        Fiscal 2003 Executive Retention Agreements.    In March and April 2003, we entered into new employee retention agreements with David Lockwood, Patrick Nguyen, Gregory Wood, Philip Vachon, Coleman Sisson, and Kent Walker. Under the terms of the retention agreements, in the event of a change of control of Liberate that is followed within one year by the officer's actual or constructive termination, the officer will receive a payment equal to twice his total taxable compensation for the prior fiscal year, with a minimum payment of $500,000 and a maximum payment of $750,000. These agreements supersede the previous employee retention agreements that we entered into with Mr. Sisson and Mr. Walker.

        Termination of Executives' Employment.    In June 2003, Mitchell Kertzman and Coleman Sisson terminated their employment with Liberate. We entered into an agreement with Mr. Sisson under which he will receive $10,000 per month for his services as an independent contractor and may receive additional compensation. We may terminate this agreement at any time. We also agreed to pay the premiums for Mr. Sisson's health coverage for twelve months.

        Consulting Agreement.    In September 2002, we entered into a consulting agreement with David Limp in which we agreed to pay Mr. Limp not less than $10,000 per month for consulting services. We paid Mr. Limp approximately $123,000 under this consulting agreement, which terminated in March 2003. In November 2002, we entered into a letter agreement with Philip Vachon, in which we agreed to pay him $56,500 per month for advisory services through February 28, 2003. We subsequently extended that agreement through April 11, 2003, at which time Mr. Vachon became president—Liberate International.

        Option Grants.    In Q4 FY03, we agreed to amend the terms of outstanding option grants to Mr. Sisson and Mr. Walker so that they would become fully vested upon certain employment termination events in connection with a change of control of Liberate. The compensation committee of the board also approved new option grants for 1.3 million shares to each of Mr. Lockwood, Mr. Wood, and Mr. Nguyen and 1.7 million shares to Mr. Vachon.

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

  Management Changes

        In June 2003, Mitchell Kertzman and Coleman Sisson resigned from their positions as officers and directors of Liberate. The board of directors expanded to seven members and the board elected David Lockwood, Patrick S. Jones, and Robert R. Walker to fill the vacancies. The board also named Mr. Lockwood as chairman and chief executive officer, Gregory S. Wood as executive vice president and chief financial officer, Patrick Nguyen as executive vice president—corporate development, and Kent Walker as executive vice president—corporate and legal affairs, general counsel, and secretary, and confirmed the April 2003 appointment of Philip Vachon as president-Liberate International.

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

        In connection with the restatement and related inquiry, our audit committee and executive management have added or revised controls and procedures that could change the timing, amount, and characterization of future revenues. By adding additional types of review to our processes, these changes could cause us to operate less efficiently, recognize less revenue, or defer significant amounts of revenue to future periods.

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

        In addition, on or about October 29, 2002, a shareholder derivative action was filed in the California Superior Court for the County of San Mateo, naming us as a nominal party and naming certain of our current and former officers and directors as defendants (collectively, the "Derivative Defendants"). A second shareholder derivative action was filed on or about November 6, 2002. On February 26, 2003, these actions were consolidated into a single action. The law firm of Robbins Umeda & Fink was named as lead counsel. The Derivative Action is based on substantially the same facts and circumstances as the Class Action and generally alleges that the Derivative Defendants failed to adequately oversee our financial reporting, and thus are liable for breach of their fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets. The Derivative Action also alleges that certain current or former officers and directors are liable for unjust enrichment. The Derivative Action seeks unspecified monetary damages and other relief.

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

        We do not believe it is feasible to predict or determine the outcome or resolution of the Class Action, the Derivative Action or the SEC investigation, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations, and cash flows.

        We have agreed to indemnify our directors and officers to the fullest extent allowed by Delaware law. As a consequence, we are advancing expenses (including reasonable attorneys' fees) incurred by directors and officers in connection with the Class Action, the Derivative Action, and the SEC investigation, although these payments are subject to reimbursement if such expenses are ultimately found to be non-indemnifiable. Additionally, we may ultimately be obligated to pay indemnifiable judgments, penalties, fines, and amounts paid in settlement in connection with these proceedings.

        We have notified our various insurance carriers of the Class Action, the Derivative Action, and the SEC investigation. Our insurance, however, may not cover our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the Class Action, the Derivative Action, the SEC investigation, or any other matter.

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

        As part of our internal inquiry into the appropriateness and timing of revenue recognition in our previously filed financial statements, we reviewed our internal controls and disclosure controls and procedures in order to determine whether they were effective and whether they had been circumvented. Although we have now adopted new and improved controls and procedures with the goal of improving our method of obtaining, recording, and reporting information, our controls and procedures may not be able to prevent error or fraud in the future. Certain aspects of our controls are new and untested, and faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to detect all inaccuracies. If our controls and procedures do not detect inaccuracies or fraud in the future, we could face additional litigation and investigations.

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

        Our customers often need substantial professional services to integrate our products into their networks. Service revenues typically have a lower gross margin than do license and royalty revenues, and our gross margins on service revenues have historically been negative. Moreover, if we are unable to maintain good utilization rates for our professional services staff and adequately price our fixed-fee service contracts, our service margins are likely to remain low.

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

        In order to approach profitability, we will have to bring our expenses more closely in line with our revenues. In fiscal 2002 and 2003, as part of our continuing program of expense management, we announced reductions in workforce that affected approximately 475 employees across the company. See Financial Statements, Notes 10 and 13. We also instituted other cost-cutting measures, including restricted travel, facilities consolidation, and mandatory vacations and holiday closures. If these cost-cutting measures are not successful, or if we are unable to increase our revenues, we may need to institute further cost reductions.

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

        International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the location of the customer. We derive, and may continue to derive a significant portion of our revenues from sources outside the United States. Accordingly, our success will depend, in part, upon international economic, political, legal, and regulatory conditions; our ability to manage international sales and marketing operations; and our ability to collect international accounts receivable. See Financial Statements, Note 12.

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

        The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. If we fail to protect our intellectual property, our competitors could offer products that incorporate our most technologically advanced features, reducing demand for our products and services. Significant portions of our software contain open-source code, which may be subject to claims of ownership by third parties and may require us to pay royalties or otherwise harm our business.

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

        In fiscal 1999, we entered into agreements to warrants to issue several network operators to purchase up to approximately 4.6 million shares of our stock. Those warrants can be earned and exercised if the network operators satisfy specific milestones within specific time frames. Pursuant to the requirements of EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we will revalue the warrants if appropriate. The fair market value of the warrants is estimated using the Black-Scholes pricing model. Additionally, the value of the warrants is subject to classification as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized, in accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." See Financial Statements, Notes 2 and 11.

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

        We have existing commitments to lease office space at our headquarters in San Carlos, California significantly in excess of our needs for the foreseeable future. The commercial real estate market in the San Francisco Bay Area has developed such a large excess inventory of office space that we now believe we will be unable to sublease a substantial portion of our excess office space for some time to come. We recorded excess facilities charges in the first and fourth quarters of fiscal 2002 as well as in the first three quarters of fiscal 2003. If current market conditions for the commercial real estate market worsen, or we conclude that we are not likely to use additional space, we may be required to record additional charges in future periods. See Financial Statements, Note 7.

We may incur increased expenses related to grants of options or other equity awards to our employees.

        Current proposed legislation in Congress and proposals before the International Accounting Standards Board and the FASB, if adopted, may require us to record the value of stock options granted to all or certain of our employees as an expense. If we begin recording these amounts as an expense, either voluntarily or in response to proposed legislation or standards or increasingly compensate our employees in other ways, such as with restricted stock, our net loss would increase.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        As of August 31, 2002, our investment portfolio included $304.8 million of U.S. government obligations, commercial paper, other corporate securities, and money market funds, which may increase or decrease in value if interest rates change prior to maturity. We do not use derivative financial instruments in our investment portfolio. We place our investments only with quality issuers who carry high credit ratings, and by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and seek to preserve our invested funds by limiting the default risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to typically hold our investments to maturity. An immediate 10% change in current interest rates would be immaterial to our financial condition or results of operations.

Foreign Currency Risk

        We transact business in various foreign currencies and, accordingly, are subject to adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues has not been material, as the majority of our revenues are earned in U.S. dollars. For our foreign subsidiaries whose functional currency is the local currency, we translate assets and liabilities to U.S. dollars using the period-end exchange rates and translate revenues and expenses to U.S. dollars using average exchange rates during the period. We report exchange gains and losses arising from translation of foreign subsidiary financial statements in our Financial Statements, Note 11. We do not currently use financial instruments to hedge these operating expenses, but we continue to assess the need to use financial instruments to hedge currency exposures.

Equity Price Risk

        As of August 31, 2002, we had invested $18.3 million in our portfolio of companies. The fair value of those equity investments was $11.6 million as of August 31, 2002, including write-downs of $5.3 million in fiscal 2001 and $1.4 million in fiscal 2002, relating to the impairment in the fair value of these equity investments. We are exposed to equity price risk on the marketable portion of equity investments that we hold, typically as the result of strategic investments in third parties, which are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our equity investments were other than temporary. We do not expect to make any new investments.

Item 4.    Controls and Procedures

        Within 90 days prior to the date of this report, we carried out an evaluation of the design and operation of our recently amended internal controls and procedures, under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, as recently amended. Rules adopted by the SEC require that we present the conclusions of the chief executive officer and chief financial officer about the effectiveness of our disclosure controls and internal controls based on and as of the date of their evaluation.

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

Changes in Internal Controls

        In preparing our quarterly report on Form 10-Q for the quarter ended August 31, 2002, we discovered facts calling into question the appropriateness and timing of revenue recognition. Our audit committee subsequently initiated the investigation described above that culminated in the restatement of our consolidated financial statements as of, and for the fiscal year ended, May 31, 2002. For a discussion of these events, see our amended annual report on Form 10-K/A for the fiscal year ended May 31, 2002.

        As part of the investigation, our management, audit committee, and board of directors reviewed company policies and procedures in areas that they viewed as important, with a particular focus on matters related to the reasons for the restatement. Specific areas of focus included revenue recognition accounting, financial reporting and legal compliance controls, proper authorization for transactions, sales commissions, and a number of other areas relevant to our financial statements.

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

Part II.    Other Information

Item 1.    Legal Proceedings

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

        OpenTV Patent Litigation.    On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. We have retained O'Melveny & Myers as our legal counsel. We have filed an answer denying OpenTV's allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV's patents invalidated, requesting a finding that our technology does not infringe OpenTV's patents, and seeking monetary damages and injunctive relief against OpenTV. The court has held a claim construction hearing and trial is currently scheduled for 2004. Because litigation is by its nature uncertain, we are unable to predict whether we may face any material exposure for damages or the need to alter our software arising from this case.

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

        Litigation-Related Indemnification Obligations.    We have agreed to indemnify our directors and officers to the fullest extent permitted by Delaware law. As a consequence, we are advancing expenses (including reasonable attorneys' fees) incurred by directors and officers in connection with the Class Action, the Derivative Action, and the SEC investigation, although these payments are subject to reimbursement if such expenses are ultimately found to be non-indemnifiable. Additionally, we may ultimately be obligated to pay indemnifiable judgments, penalties, fines, and amounts paid in settlement in connection with these proceedings.

        We have notified our various insurance carriers of the Class Action, the Derivative Action, and the SEC investigation. Our insurance, however, may not cover our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the Class Action, the Derivative Action, the SEC investigation, or any other matter.

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

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission Of Matters to a Vote of Securities Holders

        None.

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit No.	Exhibit
2.5	Share Purchase Agreement, date as of July 24, 2002, by and among Liberate, 2014120 Ontario, Inc., Sigma Systems Group (Canada) Inc., the shareholders of Sigma Systems and Arjun Jasuja, as the Shareholders' Representative (incorporated by reference to similarly numbered exhibit to the current report on Form 8-K filed by Liberate on August 22, 2002.)
10.59	Sigma Systems Group (Canada) Inc. Amended and Restated 2002 Stock Incentive Plan.
10.60	Sigma Systems Group (Canada) Inc. Amended and Restated 2002 California Stock Incentive Plan.
10.61	Sigma Systems Group (Canada) Inc. Nonstatutory Stock Option Agreement, dated August 9, 2002, with Stephen Nicolle.
10.62	Sales Commission Plan, dated June 1, 2002, between Liberate and Donald Fitzpatrick.*
10.63	Senior Management Bonus Plan, dated June 1, 2002, between Liberate and Mitchell Kertzman, Coleman Sisson, and Kent Walker.*
31.1	Certification of David Lockwood pursuant to Rule 13(a)-14(a)/15(d)-14(a).
31.2	Certification of Gregory S. Wood pursuant to Rule 13(a)-14(a)/15(d)-14(a).
32.1	Section 1350 Certification.

*
Management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K

        We filed a report on Form 8-K on July 22, 2002 to announce that we had entered into an agreement with Cisco Systems Investments and Cisco Systems to repurchase 3,963,780 shares of our stock.

        We filed a report on Form 8-K on July 31, 2002 to announce that we had signed an agreement to acquire all of the outstanding shares of Sigma Systems Group (Canada) Inc.

        We filed a report on Form 8-K on August 22, 2002 to report the acquisition of all of the outstanding capital stock of Sigma Systems Group (Canada) Inc. pursuant to a Share Purchase Agreement, dated as of July 24, 2002.

LIBERATE TECHNOLOGIES

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberate Technologies
Date: September 16, 2003	By:	/s/ David Lockwood David Lockwood Chief Executive Officer
Date: September 16, 2003	By:	/s/ Gregory S. Wood Gregory S. Wood Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit
2.5	Share Purchase Agreement, date as of July 24, 2002, by and among Liberate, 2014120 Ontario, Inc., Sigma Systems Group (Canada) Inc., the shareholders of Sigma Systems and Arjun Jasuja, as the Shareholders' Representative (incorporated by reference to similarly numbered exhibit to the current report on Form 8-K filed by Liberate on August 22, 2002.)
10.59	Sigma Systems Group (Canada) Inc. Amended and Restated 2002 Stock Incentive Plan.
10.60	Sigma Systems Group (Canada) Inc. Amended and Restated 2002 California Stock Incentive Plan.
10.61	Sigma Systems Group (Canada) Inc. Nonstatutory Stock Option Agreement, dated August 9, 2002, with Stephen Nicolle.
10.62	Sales Commission Plan, dated June 1, 2002, between Liberate and Donald Fitzpatrick.*
10.63	Senior Management Bonus Plan, dated June 1, 2002, between Liberate and Mitchell Kertzman, Coleman Sisson, and Kent Walker.*
31.1	Certification of David Lockwood pursuant to Rule 13(a)-14(a)/15(d)-14(a).
31.2	Certification of Gregory S. Wood pursuant to Rule 13(a)-14(a)/15(d)-14(a).
32.1	Section 1350 Certification.

*
Management contract or compensatory plan or arrangement.

QuickLinks

LIBERATE TECHNOLOGIES FORM 10-Q For The Quarterly Period Ended August 31, 2002 TABLE OF CONTENTS
  Part I. Financial Information
  Item 1. Financial Statements
LIBERATE TECHNOLOGIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) Unaudited
LIBERATE TECHNOLOGIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) Unaudited
LIBERATE TECHNOLOGIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) Unaudited
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Unaudited
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission Of Matters to a Vote of Securities Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
LIBERATE TECHNOLOGIES
Signatures
Exhibit Index