Form 10-Q
period 2002-11-30
LIBERATE TECHNOLOGIES
filed 2003-09-16
CIK 1085776

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2002
OR
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

LIBERATE TECHNOLOGIES
FORM 10-Q
For The Quarterly Period Ended November 30, 2002

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

        Concurrently, we are also filing amended reports on Form 10-Q/A reflecting the impact of the restatement as of, and for the quarters ended, November 30, 2001 and February 28, 2002. The condensed consolidated financial statements and related notes for the fiscal quarter and six month period ended November 30, 2002 presented in this report reflect that restatement.

        Please consider this report in conjunction with our report on Form 10-K/A for the fiscal year ended May 31, 2002, our reports on Form 10-Q for the quarters ended August 31, 2002 and February 28, 2003, and our annual report on Form 10-K for the fiscal year ended May 31, 2003, which we are filing concurrently with this report. For a discussion of the reasons for our restatement, see Condensed Consolidated Financial Statements ("Financial Statements"), Note 3.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
Unaudited

	May 31, 2002 (As restated)	November 30, 2002
Assets
Current assets:
Cash and cash equivalents	$111,396	$151,568
Short-term investments	106,228	48,810
Accounts receivable, net	12,975	6,730
Receivable from affiliate	174	174
Prepaid expenses and other current assets	6,979	6,835

Total current assets	237,752	214,117
Property and equipment, net	14,500	11,463
Long-term investments	183,409	102,374
Goodwill, net	208,764	34,630
Restricted cash	9,199	9,228
Other assets	27,317	29,660

Total assets	$680,941	$401,472

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,641	$2,226
Accrued liabilities	13,720	17,768
Accrued payroll and related expenses	5,073	3,619
Capital lease obligations, current portion	296	59
Deferred revenues	25,471	20,554

Total current liabilities	47,201	44,226
Capital lease obligations, net of current portion	10	—
Long-term excess facilities charges	5,828	17,881
Other long-term liabilities	1,883	2,063

Total liabilities	54,922	64,170

Commitments and contingencies (Notes 8 and 13)
Stockholders' equity:
Common stock	1,076	1,040
Contributed and paid-in-capital	1,497,596	1,489,906
Deferred stock-based compensation	(1,163)	(514)
Accumulated other comprehensive income (loss)	518	(198)
Accumulated deficit	(872,008)	(1,152,932)

Total stockholders' equity	626,019	337,302

Total liabilities and stockholders' equity	$680,941	$401,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
Unaudited

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Revenues:
License and royalty	$8,584	$2,561	$17,414	$3,678
Service	9,591	3,838	18,017	12,082

Total revenues	18,175	6,399	35,431	15,760

Cost of revenues:
License and royalty	550	421	1,028	853
Service	10,114	7,200	19,558	18,549

Total cost of revenues	10,664	7,621	20,586	19,402

Gross margin	7,511	(1,222)	14,845	(3,642)

Operating expenses:
Research and development	10,951	11,030	23,472	19,776
Sales and marketing	6,346	6,252	12,949	12,129
General and administrative	3,050	5,461	6,441	9,172
Excess facilities charges and related asset impairment	—	(587)	7,479	16,503
Amortization and impairment of goodwill and intangible assets	55,211	1,298	110,421	2,147
Restructuring costs	—	22	—	2,058
Amortization of deferred costs related to warrants	4,782	1,006	9,493	1,947
Amortization of deferred stock-based compensation	630	352	1,064	763
Write-off of acquired in-process research and development	—	—	—	300
Warrant-related asset impairment	44,840	—	44,840	—

Total operating expenses	125,810	24,834	216,159	64,795

Loss from operations	(118,299)	(26,056)	(201,314)	(68,437)
Interest income, net	4,217	2,001	9,567	4,503
Other expense, net	(679)	(7,150)	(792)	(6,896)

Loss before income tax provision	(114,761)	(31,205)	(192,539)	(70,830)
Income tax provision	186	407	405	805

Loss before cumulative effect of a change in accounting principle	(114,947)	(31,612)	$(192,944)	(71,635)
Cumulative effect of a change in accounting principle	—	—	—	(209,289)

Net loss	$(114,947)	$(31,612)	$(192,944)	$(280,924)

Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(1.09)	$(0.30)	$(1.83)	$(0.68)

Basic and diluted net loss per share	$(1.09)	$(0.30)	$(1.83)	$(2.68)

Shares used in computing basic and diluted net loss per share	105,805	103,922	105,403	104,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Six months ended November 30,
	2001 (As restated)	2002
Cash flows from operating activities:
Net loss	$(192,944)	$(280,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle	—	209,289
Write-down of equity investments	—	6,687
Amortization of deferred costs related to warrants	11,441	4,172
Depreciation and amortization	4,387	3,901
Amortization of intangible assets	1,562	2,081
Asset impairment charges	45,343	1,517
Non-cash stock-based compensation expense	1,064	763
Write-off of acquired in-process research and development	—	300
Provision for (recovery of) doubtful accounts	62	(60)
Loss on disposal of property and equipment	794	16
Amortization of goodwill and assembled workforce	108,859	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,441	7,198
Prepaid expenses and other current assets	2,380	1,484
Notes receivable from officers	(46)	786
Other assets	(46)	(142)
Accounts payable	837	(1,093)
Accrued liabilities	1,386	(1,644)
Accrued payroll and related expenses	1,050	(1,454)
Deferred revenues	(14,052)	(6,423)
Other long-term liabilities	4,715	12,233

Net cash used in operating activities	(20,767)	(41,313)
Cash flows from investing activities:
Proceeds from maturity of investments	243,680	133,537
Purchases of investments	(212,032)	—
Cash used in acquisitions, net of cash received	—	(38,085)
Purchase of equity investments	(750)	(1,771)
Purchases of property and equipment	(3,207)	(1,659)
Increase in restricted cash	(402)	(29)

Net cash provided by investing activities	27,289	91,993

Cash flows from financing activities:
Repurchase of common stock	—	(9,957)
Principal payments on capital lease obligations	(340)	(247)
Proceeds from issuance of common stock	4,804	412

Net cash provided by (used in) financing activities	4,464	(9,792)

Effect of exchange rate changes on cash	30	(716)
Net increase in cash and cash equivalents	11,016	40,172
Cash and cash equivalents, beginning of period	126,989	111,396

Cash and cash equivalents, end of period	$138,005	$151,568

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

Note 2. Significant Accounting Policies

Basis of Presentation

        Our unaudited condensed consolidated financial statements include the accounts of Liberate and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements are unaudited and reflect all adjustments that we believe are necessary to provide a fair statement of the financial position and the results of operations for the interim periods in accordance with the rules of the SEC. However, these condensed consolidated statements omit certain information and footnote disclosures necessary to conform to generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K/A for our 2002 fiscal year and our Form 10-K for our 2003 fiscal year, filed concurrently with this report. The results of operations for the interim periods reported below do not necessarily indicate the results expected for the full fiscal year or for any future period.

        In this report, we sometimes use the words "fiscal" or "FY" followed by a year to refer to our fiscal years, which end on May 31 of the specified year. We also sometimes use "Q1," "Q2," "Q3," and "Q4" to refer to our fiscal quarters, which end on August 31, November 30, the last day of February, and May 31 of each year.

Computation of Basic and Diluted Net Loss Per Share

        We compute basic net loss per share using the weighted average number of shares of common stock outstanding during the periods presented. We report net income per share based on fully diluted shares, which includes the weighted average number of shares of common stock, stock options, and warrants outstanding. As we have recorded a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because converting outstanding stock options and warrants would be anti-dilutive. Accordingly, we did not include 20,587,444 potential shares in the calculations for the periods ended November 30, 2001, or 22,500,595 potential shares in the calculations for the periods ended November 30, 2002.

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

        This analysis resulted in an allocation of fair values to identifiable tangible and intangible assets and an implied valuation of goodwill of zero as of June 1, 2002. Comparing this goodwill fair value to the carrying value resulted in a goodwill impairment of $209.3 million, with no income tax effect, at June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle on our condensed consolidated statement of operations for Q1 FY03. We will record any future impairments as operating expenses.

        As required by SFAS 142, a reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce is as follows (in thousands, except per share data):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Net loss, as reported	$(114,947)	$(31,612)	$(192,944)	$(280,924)
Add back:
Amortization of goodwill and assembled workforce, net of tax	54,431	—	108,859	—
Cumulative effect of a change in accounting principle	—	—	—	209,289

Loss before cumulative effect of a change in accounting principle, as adjusted	$(60,516)	$(31,612)	$(84,085)	$(71,635)

Basic and diluted net loss per share, as reported	$(1.09)	$(0.30)	$(1.83)	$(2.68)
Add back:
Amortization of goodwill and assembled workforce, net of tax	0.52	—	1.03	—
Cumulative effect of a change in accounting principle	—	—	—	2.00

Loss per share before cumulative effect of a change in accounting principle, as adjusted	$(0.57)	$(0.30)	$(0.80)	$(0.68)

Shares used in computing per share amounts	105,805	103,922	105,403	104,992

Note 3. Restatement of Financial Statements for the Fiscal Year Ended May 31, 2002 and Revision of Financial Information for the Quarter Ended August 31, 2002

        On October 15, 2002, we announced that we would restate our financial results for our fourth quarter and fiscal year ended May 31, 2002 and delay the filing of our quarterly report on Form 10-Q for the quarter ended August 31, 2002. Our audit committee, which is composed of independent outside directors, retained independent counsel to review our revenue reported during our fiscal year ended May 31, 2002. While our audit committee's investigation was pending, we were not able to file our quarterly reports on Form 10-Q, and as a result, our stock was delisted from the Nasdaq National Market in January 2003 and currently trades through the Pink Sheets system.

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

        We immediately wrote off $300,000 of acquired in-process research and development, based on an independent appraisal, that had not reached technological feasibility and had no alternative future use. The value of Sigma Systems' in-process research and development was determined by using the income approach, which measures the present worth and anticipated future benefit of the intangible asset. We included the write-off of acquired in-process research and development in operating expenses on our condensed consolidated statement of operations.

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

        We present below our unaudited pro forma results as if we had merged with Sigma Systems at the beginning of each of the fiscal periods presented. Pro forma net loss before cumulative effect of change in accounting principle excludes the non-recurring charge related to the write-off of $300,000 of acquired in-process research and development and includes amortization expense of $819,000 related to Sigma Systems intangible assets in Q2 FY02 and $1.6 million in the six months ended November 30, 2001. The pro forma net loss before cumulative effect of change in accounting principle also includes the amortization expense for goodwill and assembled workforce of $2.9 million in Q2 FY02 and $5.8 million in the six months ended November 30, 2001. These pro forma results do not necessarily indicate future combined results of operations. Our pro forma results, as if we had merged with Sigma Systems at the beginning of each of the fiscal periods presented, are set forth in the following table (in thousands, except per share data):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Pro forma revenues	$24,513	$6,399	$47,403	$17,161

Pro forma loss before cumulative effect of a change in accounting principle	$(117,358)	$(31,612)	$(197,619)	$(76,015)

Pro forma loss per share before cumulative effect of a change in accounting principle	$(1.11)	$(0.30)	$(1.88)	$(0.72)

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

        Based on the results of this testing, we determined that $209.3 million of goodwill was impaired. See Note 2. Goodwill activity for the six months ended November 30, 2002 was as follows (in thousands):

	Gross carrying amount of goodwill	Accumulated amortization	Total
Balance at May 31, 2002	$671,763	$(463,000)	$208,763
Assembled workforce reclassification	2,708	(2,182)	526
Impairment upon adoption of SFAS 142	(674,471)	465,182	(209,289)
Sigma Systems acquisition	34,630	—	34,630

Balance at November 30, 2002	$34,630	$—	$34,630

Note 6. Intangible Assets

        We amortize intangible assets on a straight-line basis over their estimated useful lives, which are normally three years. In June 2002, we determined that the fair value of the Virtual Modem trademarks that we acquired in fiscal 2000 was zero. This permanent impairment resulted in a write-down of the carrying value from $66,000 to zero.

        In August 2002, in connection with the acquisition of Sigma Systems, we acquired intangible assets with a value of $9.8 million. See Note 4. Amortization expense for those intangible assets was $819,000 for Q2 FY03 and $1.1 million for the six months ended November 30, 2002.

        Identified intangible assets as of May 31, 2002 and November 30, 2002 were as follows (in thousands):

	May 31, 2002 (As restated)		November 30, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Existing products and technology	$4,701	$(3,472)	$13,922	$(5,277)
Customer lists and order backlog	1,055	(690)	1,430	(907)
Trademarks	397	(298)	234	(25)
Assembled workforce	2,708	(2,182)	—	—

Total	$8,861	$(6,642)	$15,586	$(6,209)

Net intangible assets		$2,219		$9,377

        Based upon the intangible assets balance as of November 30, 2002 and assuming no future impairment, we expect amortization expense for intangible assets to be as follows (in thousands):

Fiscal years:
Remainder of 2003	$2,257
2004	3,299
2005	3,277
2006	544

$9,377

        In May 2003, we impaired certain intangible assets under a review performed under SFAS 142 and 144. Accordingly, our future amortization expense has been reduced by $6.3 million.

Note 7. Excess Facilities Charges and Related Asset Impairment

        We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future and do not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future. Excess facilities charges represent the remaining lease commitment on those vacant facilities, net of expected sublease income. Each quarter we evaluate our existing needs, the current and estimated future value of our subleases, and other future commitments to determine whether we should recognize additional excess facilities charges. Additionally, each quarter, we evaluate our leasehold improvements for impairment and if necessary, we reduce the carrying value using estimates of future cash flows to a level equal to the expected future value at that time. These impairment amounts are included in excess facilities charges and related asset impairment on our condensed consolidated statements of operations.

        For the periods ended November 30, 2001 and 2002, we recorded excess facilities charges and related asset impairment as follows:

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Excess facilities charges related to leases	$—	$(1,094)	$6,976	$15,052
Related asset impairment	—	507	503	1,451

Excess facilities charges and related asset impairment	$—	$(587)	$7,479	$16,503

        In Q2 FY03, we recorded a decrease to excess facilities charges and asset impairment of $587,000, related to a change in estimates regarding impairment of our excess facilities. For the six months ended November 30, 2002, we recorded excess facilities charges and asset impairment of $16.5 million to record additional impairment based on a change in estimates of our ability to lease our excess facilities.

Note 8. Commitments and Contingencies

Equity Investments

        China Broadband (H.K.).    In June 2001, we committed to invest up to $2.0 million in China Broadband (H.K.) for reinvestment in a Chinese joint venture that makes interactive television software. In fiscal 2002, we made an investment of $750,000 and we believe that we will not make further investments.

        ExtendMedia.    In May 2002, we entered into a debenture purchase agreement committing us to loan ExtendMedia up to $350,000 in phases through the end of calendar 2002. The loan is secured by certain assets of ExtendMedia, carries an annual interest rate of 6.5%, and is due on May 31, 2005. In Q2 FY03, we loaned $105,000 to ExtendMedia, and as of November 30, 2002, we had made total payments of $350,000 to ExtendMedia under the agreement.

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

        In Q2 FY03, TWTV drew down $453,000 under the agreement, and as of November 30, 2002, TWTV had drawn down the full amount from us under this loan facility and issued warrants to us to purchase 254,462,000 shares of TWTV common stock, which we immediately exercised. Upon full conversion of all debt and warrants issued to us in this transaction, our ownership percentage will remain less than 20%, and we do not exert significant influence over TWTV's business and financial decisions.

        Sportvision.    In August 2002, we entered into an agreement to loan Sportvision $200,000. The loan has a maturity of eighteen months and bears interest at the rate of 5% per annum. No payments of principal or interest will be due until maturity. The debt and interest amount is automatically convertible into equity at the next round of financing. As of November 30, 2002, our investment in Sportvision, including accrued interest, was $206,000. See Note 13.

        For the three and six months ended November 30, 2002, we wrote down $6.7 million of equity investments, whose value we determined may not be recoverable, reducing our net equity investments to $5.4 million as of November 30, 2002. These existing investments may be subject to additional impairment. See Note 13.

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

Transactions with Executive Officers

        Outstanding Executive Loans.    In 2001, we extended loans in the principal amount of $500,000 to each of David Limp, Donald Fitzpatrick, and Coleman Sisson, who were then executive officers. Each loan carried an interest rate of 5.9% compounded annually and was due two years from issuance. In July 2002, Mr. Limp repaid the full principal and interest due under his promissory note. In November 2002, Mr. Fitzpatrick repaid $275,000 of the principal amount of his promissory note. As of November 30, 2002, accrued interest receivable for these outstanding promissory notes was $58,000 for Mr. Sisson and $49,000 for Mr. Fitzpatrick. See Note 13.

        Fiscal 2001 Executive Retention Agreements.    In January 2001, we entered into employee retention agreements with Mr. Sisson, Mr. Fitzpatrick, and Mr. Limp. Each retention agreement was to provide $818,000 in periodic payments to each officer who achieved two years of continuous service through January 2003. In July 2002, Mr. Limp left Liberate as part of a reduction in force and realignment of management roles, which triggered a payment of the remaining $526,000 under his retention agreement. In the six months ended November 30, 2002, we also paid Mr. Fitzpatrick and Mr. Sisson $219,000 under the retention agreements. See Note 13.

        Sales Commission Plan.    In July 2002, the compensation committee approved a sales commission plan under which Mr. Fitzpatrick would have been eligible to receive commissions based on achievement of revenue and earnings targets. In Q2 FY03, we paid Mr. Fitzpatrick $31,000 under this plan.

        Termination of Executives' Employment.    In September 2002, we entered into a consulting agreement with David Limp in which we agreed to pay Mr. Limp not less than $10,000 per month for consulting services. We paid Mr. Limp approximately $123,000 under this consulting agreement, which terminated in March 2003.

        Consulting Agreement.    In November 2002, we entered into a letter agreement with Philip Vachon, in which we agreed to pay him $56,500 per month for advisory services through February 28, 2003. We subsequently extended that agreement through April 11, 2003, at which time Mr. Vachon became president—Liberate International.

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

        In August 2001, we amended our prior agreements with Motorola. The amendment reduced the total payments due to Motorola for development fees from $10.0 million to $8.9 million (excluding applicable taxes). The amendment also waived any payments that might have been payable by Motorola to us for any shortfall of set-top-box sales below committed volume levels at the end of the three-year period. We made no payments in Q2 FY03 or the six months ended November 30, 2002, and no further payments are required under this agreement.

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

        We have notified our various insurance carriers of the Class Action, the Derivative Action, and the SEC investigation. Our insurance, however, may not cover our defense costs, any settlement, any judgment rendered against us or amounts we are required to pay to any indemnified person in connection with the Class Action, the Derivative Action, the SEC investigation, or any other matter.

Note 9. Offerings of Common Stock

Common Stock

        We issued 43,935 shares of stock in Q2 FY03 and 182,672 shares of stock during the six months ended November 30, 2002, to employees upon exercise of stock options. During Q2 FY03 and the six months ended November 30, 2002, we also issued 204,068 shares of stock pursuant to the 1999 Employee Stock Purchase Plan ("ESPP").

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

Warrant Agreements

        In fiscal 1999, we agreed to issue warrants to purchase up to 4,599,992 shares of our common stock to certain network operators who satisfied specific performance milestones within specific time frames. We estimated the market value of the warrants using the Black-Scholes pricing model as of the earlier of the date the warrants were earned or the date that it became likely that they would be earned. Pursuant to the requirements of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we will revalue the warrants if appropriate.

        As of November 30, 2002, network operators had earned warrants to purchase 2,396,660 shares. Of these warrants, warrants to purchase 552,774 shares had previously been exercised and warrants to purchase 163,890 shares were retired in connection with those exercises. As of November 30, 2002, there were earned and outstanding warrants to purchase 1,679,996 shares.

        As of November 30, 2002, warrants to purchase 270,000 shares had expired before they were earned. Additionally, in August 2002, we paid $1.1 million to MediaOne of Colorado and MediaOne of Michigan, each a wholly owned subsidiary of AT&T Broadband, to buy back unearned warrants to purchase 400,000 shares. If network operators earn warrants to purchase the remaining 1,533,332 shares, we may be required to record additional warrant-related assets and resulting warrant amortization expense or offsets to license and royalty revenues. Warrant activity as of November 30, 2002 was as follows:

	Warrants available	Warrants repurchased	Warrants earned	Warrants Expired	Warrants to be earned
Balance May 31, 2000	4,599,992	—	(2,336,660)	—	2,263,332
Fiscal 2001 activity	—	—	—	(50,000)	(50,000)

Balance May 31, 2001	4,599,992	—	(2,336,660)	(50,000)	2,213,332
Fiscal 2002 activity	—	—	(60,000)	(170,000)	(230,000)

Balance May 31, 2002	4,599,992	—	(2,396,660)	(220,000)	1,983,332
Fiscal 2003 activity	—	(400,000)	—	(50,000)	(450,000)

Balance November 30, 2002	4,599,992	(400,000)	(2,396,660)	(270,000)	1,533,332

        We record amortization expense for deferred costs related to warrants in accordance with EITF 01-09. Under EITF 01-09, such amortization expense may be classified as an offset to associated revenues up to the amount of cumulative revenues recognized or to be recognized. Such amortization expense was classified as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Amortization offset to license and royalty revenues	$939	$1,079	$1,948	$2,225
Amortization included in operating expenses	4,782	1,006	9,493	1,947

Total amortization expense	$5,721	$2,085	$11,441	$4,172

Deferred Stock-based Compensation

        In connection with the grant of certain stock options to employees in fiscal 1999 and 2000 prior to our initial public offering, we recorded gross deferred compensation of $8.7 million, which represents the difference between the estimated fair value of the stock for accounting purposes and the option exercise price of such options at the date of grant. This amount, net of accumulated amortization, is presented as a reduction of stockholders' equity. We expensed $630,000 in Q2 FY02 and $1.1 million for the six months ended November 30, 2001. We expensed $352,000 for Q2 FY03 and $763,000 for the six months ended November 30, 2002. We will expense the remaining balance of $514,000 as of November 30, 2002 over the remainder of fiscal 2003.

        We report amortization of deferred stock-based compensation as a separate line item in the accompanying condensed consolidated statements of operations. Had amortization of deferred stock-based compensation been included in the following expense categories, such expense categories would have increased by the following amounts (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Cost of service revenues	$54	$65	$110	$135
Research and development	202	150	413	341
Sales and marketing	143	63	245	159
General and administrative	231	74	296	128

Total deferred stock-based compensation	$630	$352	$1,064	$763

Option Grants

        For the six months ended November 30, 2002, we issued options to purchase 6,179,000 shares to employees and directors under our 1999 Equity Incentive Plan. During that period, we also assumed options to purchase 1,165,291 shares in connection with our acquisition of Sigma Systems.

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

        Q1 FY03 Restructuring Costs.    In July 2002, we initiated a company-wide headcount reduction of 32 employees, of whom 29 were located in the United States and three were located in the United Kingdom. At the end of August 2002, in response to the continued economic slowdown and the acquisition of Sigma Systems, we initiated another company-wide reduction in force, which affected an additional 74 employees, of whom 58 were located in the United States, 10 were located in the United Kingdom, and 6 were located in Canada. As a result of these actions, during Q1 FY03, we recorded restructuring costs of $2.2 million, comprised of salary and employee-related expenses. The following table reflects restructuring costs incurred and payments made during the six months ended November 30, 2002 related to this restructuring (in thousands):

Severance
Restructuring costs	$2,250
Cash payments	(2,193)
Foreign exchange effect	5

Accrued restructuring costs at November 30, 2002	$62

        We believe that the remaining accrued restructuring costs of $62,000 will be substantially paid out over the next few fiscal quarters.

        Q3 FY02 Restructuring Costs.    In February 2002, we announced the consolidation of our research and development activities into our development centers located in San Carlos, California and Ontario, Canada. As part of this consolidation, we closed our Horsham, Pennsylvania and Murray City, Utah facilities. The consolidation resulted in a headcount reduction of 67 employees and a total restructuring charge of $3.1 million. In connection with this restructuring and closure of two facilities, we took out of service and relocated certain assets that we deemed excess or unnecessary. In Q1 FY03, management determined that the Q3 FY02 restructuring was substantially completed and $210,000 of the restructuring reserve was reversed and included as a credit to restructuring costs in our Q1 FY03 statement of operations. We believe the remaining $4,000 related to this restructuring will be paid out over the quarter.

        The following table reflects restructuring accrual activity during the six months ended November 30, 2002, related to this restructuring (in thousands):

	Severance	Facilities	Other	Total
Accrued restructuring costs at May 31, 2002	$65	$188	$14	$267
Cash payments	(17)	(37)	1	(53)
Non-cash reductions	(48)	(151)	(11)	(210)

Accrued restructuring costs at November 30, 2002	$—	$—	$4	$4

        See Note 13 regarding subsequent reductions in force.

Note 11. Comprehensive Loss

        Comprehensive loss consists of net loss on our condensed consolidated statements of operations and foreign currency translation adjustments. The following table reflects our comprehensive loss (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Net loss	$(114,947)	$(31,612)	$(192,944)	$(280,924)
Foreign currency translation adjustment	235	61	30	(716)

Comprehensive loss	$(114,712)	$(31,551)	$(192,914)	$(281,640)

Note 12. Segment Information

        As of November 30, 2002, we operated solely in one segment—providing digital infrastructure software and services for cable networks. We derived revenues for this one segment from licenses, royalties, and services. As of November 30, 2001 and 2002, Mitchell Kertzman, then our chief executive officer and chief operating decision maker, evaluated performance and allocated resources, and our long-term assets were located primarily in the United States.

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

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Canada	577	2,244	1,192	5,092
United States	6,164	1,877	12,160	4,972
United Kingdom	6,084	1,445	14,284	3,669
Rest of EMEA	4,351	612	5,086	1,309
Asia Pacific	999	221	2,709	718

Total revenues	$18,175	$6,399	$35,431	$15,760

        International revenues consist of sales to customers outside of the United States and domestic revenues consist of sales to customers within the United States. International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
International revenues	66%	71%	66%	68%
Domestic revenues	34%	29%	34%	32%

Total revenues	100%	100%	100%	100%

        For each of the periods presented below, the number of customers that accounted for 10% or more of our total revenues were as follows: Q2 FY02, three customers; Q2 FY03, two customers; the six months ended November 30, 2001, two customers; and the six months ended November 30, 2002, four customers. The percentage of sales to significant customers was as follows:

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Customer A	*	28%	*	18%
Customer B	*	*	*	13%
Customer C	18%	*	20%	11%
Customer D	12%	13%	19%	10%
Customer E	14%	*	*	*

*
Less than 10%

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. As of May 31, 2002, two customers accounted for 10% or more of our accounts receivable. As of November 30, 2002, three customers accounted for 10% or more of our accounts receivable. The percentage of receivables to significant customers for the periods reported were as follows:

	May 31, 2002 (As restated)	November 30, 2002
Customer A	21%	18%
Customer B	35%	13%
Customer C	*	12%

*
Less than 10%

        We perform ongoing credit evaluations of our customers' financial conditions and reserve for credit losses as required.

Note 13. Subsequent Events

Equity Investments

        Sportvision.    In August 2002, we entered into an agreement to loan Sportvision $200,000. In December 2002, the debt and interest automatically converted into shares of Series B Preferred Stock.

        In February and May 2003, we wrote-down $5.4 million of equity investments that had been permanently impaired, reducing the value of our net equity investments to zero.

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

Restructuring Costs

        In January 2003, we announced a further reduction in force. We terminated the employment of 228 employees. Under SFAS 146, we initially expected to record a restructuring charge of $5.3 million comprised of salaries and employee-related expenses. In fiscal 2003 we recorded approximately $5.1 million of the estimated $5.3 million charge and expect to incur approximately $4,000 more.

        In April 2003, we announced another reduction in force. This action resulted in a headcount reduction of 75 employees worldwide, of whom 32 were on transition plans as of May 31, 2003. As a result of this action, under SFAS 146, we expect to record a restructuring charge of approximately $2.3 million, comprised of salary and employee-related expenses. For the quarter ended May 31, 2003, we recorded approximately $2.1 million of the estimated $2.3 million charge. We expect to record the remainder in subsequent periods.

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

        Fiscal 2001 Executive Retention Agreements.    In connection with the events leading to the restatement of our financial statements, we terminated Mr. Fitzpatrick's employment on December 27, 2002, before additional payments were due under his retention agreement. In January 2003, we paid Mr. Sisson the remaining $307,000 due under his January 2001 retention agreement.

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

        Consulting Agreements.    In fiscal 2003, we paid Mr. Limp approximately $123,000 under his consulting agreement, which terminated in March 2003. In February 2003, we extended Mr. Vachon's letter agreement through April 11, 2003, at which time Mr. Vachon became president—Liberate International.

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

        We operate in an industry sector that has been significantly affected by the recent economic downturn, and we believe that our future results of operations will continue to be subject to quarterly variations based upon a wide variety of factors, such as those discussed in "Risk Factors" below. Many statements in this report are forward-looking within the meaning of the securities laws of the United States. These statements involve both known and unknown risks and uncertainties and our actual results in future periods may differ materially from any future performance suggested in this report. For additional information regarding results of operations for periods after November 30, 2002 and for material trends and uncertainties affecting our future business, please see our report on Form 10-Q for the quarter ended February 28, 2003 and our report on Form 10-K for the fiscal year ended May 31, 2003, which are filed concurrently with this report.

Overview

        Adverse economic conditions within the global cable and telecommunications industry significantly reduced our revenues in Q2 FY03 and the six months ended November 30, 2002 in comparison to prior periods. Many of the companies operating in this industry have publicly reported decreased revenues and earnings, significant financial restructuring efforts, and reduced capital expenditures, all of which affect their willingness to purchase our products and services.

        During the six months ended November 30, 2002, as part of our continuing program of expense management, we announced reductions in workforce that affected approximately 105 employees. We also instituted other cost-cutting measures, including restricted travel, facilities consolidation, and holiday shutdowns. In January and April 2003, we announced further reductions in workforce that affected approximately 300 employees worldwide. See Financial Statements, Notes 10 and 13.

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

        We made several investments during the six months ended November 30, 2002, including the purchase of Series D Preferred Stock from MetaTV, the issuance of a new convertible loan to TWTV, and the issuance of a convertible loan to Sportvision. See Financial Statements, Notes 8 and 13.

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

Critical Accounting Policies Update

        In Q2 FY03, there were no material changes to our critical accounting policies.

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

Effects of Recent Accounting Pronouncements

        In April 2001, the FASB issued EITF No. 01-03, "Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree." EITF 01-03 provides guidance regarding the recognition of deferred revenue as a liability with respect to business combinations. In March 2002, the FASB reached consensus that an acquiring entity should recognize a liability related to a revenue arrangement of an acquired entity only if it has assumed a legal obligation to provide goods, services, or other consideration to a customer. The amount assigned to this liability should be based on its fair value at the date of the acquisition. We adopted the guidelines set forth in EITF 01-03 to record deferred revenues we received in connection with the Sigma Systems Group (Canada) acquisition in August 2002. See Financial Statements, Note 4.

        On June 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS 144, we periodically review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We measure recoverability of these assets by comparing their carrying amount to the future undiscounted cash flows that they are expected to generate. Impairment reflects the amount by which the carrying value of the assets exceeds their fair market value. The adoption of SFAS 144 did not materially affect our financial position, results of operations, or cash flows.

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

Cumulative Effect of a Change in Accounting Principle

        On June 1, 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires us to account for all business combinations initiated after June 30, 2001 using the purchase method of accounting. Under SFAS 142, we no longer amortize the remaining balances of goodwill. Rather, we tested goodwill for impairment immediately upon the date of adoption and will continue to test goodwill for impairment at least once a year. Under SFAS 141 and SFAS 142, the value of an assembled workforce is no longer considered an identifiable intangible asset with a definite useful life, and accordingly, we reclassified the net balance of $526,000 to goodwill as of June 1, 2002. See Financial Statements, Note 5.

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

        This analysis resulted in an allocation of fair values to identifiable tangible and intangible assets and an implied valuation of zero goodwill as of June 1, 2002. Comparing this goodwill fair value to the carrying value resulted in a goodwill impairment of $209.3 million, with no income tax effect, at June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle on our condensed consolidated statement of operations for the six months ended November 30, 2002. We will record any future impairments as operating expenses. See Financial Statements, Note 2.

Results of Operations

  Revenues

        We generate revenues by licensing our products to network operators and, in some cases, to consumer device manufacturers. In addition, we generate revenues from consulting, maintenance, and other services provided in connection with those licenses. The amounts and presentation of revenues in this report on Form 10-Q include the effects of the adoption of EITF 01-09 and 01-14, which we adopted on December 1, 2001. Total revenues were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Total revenues	$18,175	$6,399	$35,431	$15,760

Decrease, year over year		$(11,776)		$(19,671)

Percentage decrease, year over year		(65)%		(56)%

        International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
International revenues	66%	71%	66%	68%
Domestic revenues	34%	29%	34%	32%

Total revenues	100%	100%	100%	100%

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

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
License and royalty revenues	$8,584	$2,561	$17,414	$3,678

Percentage of total revenues	47%	40%	49%	23%

Decrease, year over year		$(6,023)		$(13,736)

Percentage decrease, year over year		(70)%		(79)%

        License and royalty revenues decreased from Q2 FY02 to Q2 FY03, and from the six months ended November 30, 2001 to the six months ended November 30, 2002, primarily due to the continued significant slowdown in unit deployments from our European customers, as well as less licensing and delivery of server and application software to new and existing customers. This slowdown contributed to lower license and royalty revenues. Warrant-related offsets to revenues did not change significantly and were $939,000 for Q2 FY02, $1.1 million for Q2 FY03, $1.9 million for the six months ended November 30, 2001, and $2.2 million for the six months ended November 30, 2002

        Service.    Service revenues consist of revenues related to consulting, maintenance, training, and reimbursable expenses. See our discussion of our revenue recognition policy disclosed on our report on Form 10-K/A for fiscal 2002 and our report on Form 10-K for fiscal 2003, which are filed concurrently with this report. Service revenues were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Service revenues	$9,591	$3,838	$18,017	$12,082

Percentage of total revenues	53%	60%	51%	77%

Decrease, year over year		$(5,753)		$(5,935)

Percentage decrease, year over year		(60)%		(33)%

        Service revenues decreased primarily due to a reduction in the number of billable projects FY03. Because of this decrease in billable projects and other factors, we decreased our domestic services headcount significantly in fiscal 2003. Support revenues were also significantly lower for one European customer due to the timing of receipt of documentation and lower support rates. We added a significant number of service employees with the acquisition of Sigma Systems in August 2002, and Sigma-related services revenues generated during the six months ended November 30, 2003 were $640,000.

Cost of Revenues

        Total cost of revenues was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Total cost of revenues	$10,664	$7,621	$20,586	$19,402

Percentage of total revenues	59%	119%	58%	123%

Decrease, year over year		$(3,043)		$(1,184)

Percentage decrease, year over year		(29)%		(6)%

        License and Royalty.    Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. Cost of license and royalty revenues was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Cost of license and royalty revenues	$550	$421	$1,028	$853

Percentage of license and royalty revenues	6%	16%	6%	23%

Decrease, year over year		$(129)		$(175)

Percentage decrease, year over year		(23)%		(17)%

        Cost of license and royalty revenues did not change materially from Q2 FY02 to Q2 FY03, or from the six months ended November 30, 2001 to the six months ended November 30, 2002, but did increase as a percentage of license and royalty revenues primarily due to the decrease in license and royalty revenues in fiscal 2003.

        Service.    Cost of service revenues consists primarily of salary and other related costs for employees and external contractors. Cost of service revenues was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Cost of service revenues	$10,114	$7,200	$19,558	$18,549

Percentage of service revenues	105%	188%	109%	154%

Decrease, year over year		$(2,914)		$(1,009)

Percentage decrease, year over year		(29)%		(5)%

        Cost of service revenues decreased from Q2 FY02 to Q2 FY03 primarily due to decreases of $807,000 in external contractor spending, $710,000 in bonuses, and $637,000 in travel and entertainment expenses. A portion of the decrease was due to a decrease of $952,000 of costs transferred from the research and development organization to professional services, reflecting lower usage of research and development personnel on non-recurring engineering projects in Q2 FY03. Cost of service revenues decreased from the six months ended November 30, 2001 to the six months ended November 30, 2002, primarily due to a $1.5 million reduction in employee related expenses resulting from the restructuring in July and August 2002, partially offset by a $451,000 increase in outside consulting services.

Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salary, employee-related expenses, and costs for external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Research and development	$10,951	$11,030	$23,472	$19,776

Percentage of total revenues	60%	172%	66%	125%

Increase (decrease), year over year		$79		$(3,696)

Percentage increase (decrease), year over year		1%		(16)%

        Research and development expenses increased slightly from Q2 FY02 to Q2 FY03 primarily due to an increase in non-recurring engineering charges, partially offset by a decrease in employee related expenses. The decreased spending that resulted from the restructuring of our research and development operations in July and August 2002 was more than offset by the increase in research and development expenses attributable to our purchase of Sigma Systems in August 2002. See Financial Statements, Notes 4 and 10. Research and development expenses decreased from the six months ended November 30, 2001 to the six months ended November 30, 2002, primarily due to significant reductions in employee related expenses, including salaries, benefits, and bonuses, and external contractor costs. Employee related expenses decreased during this period because the restructuring of our research and development operations that occurred in July and August 2002 reduced costs for all of Q2 FY03 in relation to Q2 FY02. The external contractor costs also decreased significantly due to a larger-than-usual transfer of costs from the research and development organization to the professional services group related to a large non-recurring engineering project in Q1 FY03.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other employee-related expenses for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and facilities for regional offices. Sales and marketing expenses were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Sales and marketing	$6,346	$6,252	$12,949	$12,129

Percentage of total revenues	35%	98%	37%	77%

Decrease, year over year		$(94)		$(820)

Percentage decrease, year over year		(1)%		(6)%

        Sales and marketing expenses decreased slightly from Q2 FY02 to Q2 FY03 primarily due to a decrease in commissions and bonuses, partially offset by increases in outside consulting services, bad debt expense, and public relations costs. Sales and marketing expenses decreased from the six months ended November 30, 2001 to the six months ended November 30, 2002, primarily due to a decrease in commissions, bonuses, and marketing communication costs. The increase in sales and marketing expenses as a percentage of total revenues reflects the decrease in total revenues for Q2 FY03 and the six months ended November 30, 2002.

        General and Administrative.    General and administrative expenses consist primarily of salaries and other employee-related expenses for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; and non-income-based taxes. General and administrative expenses were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
General and administrative	$3,050	$5,461	$6,441	$9,172

Percentage of total revenues	17%	85%	18%	58%

Increase, year over year		$2,411		$2,731

Percentage increase, year over year		79%		42%

        General and administrative expenses increased from Q2 FY02 to Q2 FY03 and from the six months ended November 30, 2001 to the six months ended November 30, 2002 primarily due to a substantial increase in legal and accounting professional fees incurred in connection with our recent financial restatements and related litigation. See Financial Statements, Note 3. Such increases were partially offset by reductions in employee related expenses and non-income-based taxes related to our former Horsham, Pennsylvania operations. General and administrative expenses also increased from the six months ended November 30, 2001 to the six months ended November 30, 2002 due to $549,000 in costs associated with an acquisition that was terminated before its completion in Q1 FY03.

        Excess Facilities Charges (Credits) and Related Asset Impairment.    We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future and do not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future. We record excess facilities charges and related asset impairment when we believe that the future cash flows will not cover the carrying amounts of those assets. The details of excess facilities charges and related asset impairment were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Excess facilities charges	$—	$(1,094)	$6,976	$15,052
Related asset impairment	—	507	503	1,451

Total excess facilities charges (credits) and related asset impairment	$—	$(587)	$7,479	$16,503

        Excess facilities charges, which represent the remaining lease commitment on excess facilities, net of expected sublease income, increased from the six months ended November 30, 2001 to the six months ended November 30, 2002. The charge recorded in fiscal 2002 related to a reduction in estimated future income from previously sublet excess facilities. The charge recorded during the six months ended November 30, 2002 was the result of excess facilities caused by the August 2002 restructuring. The reduction in excess facilities charge recorded in Q2 FY03 is related to an increase in estimated future income relating to the excess facilities caused by the August 2002 restructuring. If current market conditions for the commercial real estate market remain the same or worsen, or we conclude that we are not likely to use additional space, we may be required to record additional charges in future periods. See Financial Statements, Note 7.

        Restructuring Costs.    Restructuring costs include severance costs, facilities costs, and other costs. Severance costs include those expenses related to severance pay and related employee benefit obligations, including the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of intangible assets, disposal of fixed assets, and amounts paid in connection with terminated contracts. Restructuring costs included in operating expenses were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Restructuring costs	$—	$22	$—	$2,058

        For the six months ended November 30, 2002, we recorded restructuring costs of $2.2 million, which were comprised entirely of salaries, severance costs, and employee-related expenses. During Q2 FY03, management determined that the Q3 FY02 restructuring was substantially completed and $210,000 of the restructuring reserve was reversed. We did not record restructuring costs during any other period presented. We expect annualized cost savings of approximately $12.0 million as a result of the Q1 FY03 restructuring. See Financial Statements, Note 10.

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

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Amortization expense for intangible assets	$513	$1,298	$1,027	$2,081
Asset impairment	—	—	—	66
Amortization expense for assembled workforce	267	—	534	—
Amortization of goodwill	54,431	—	108,860	—

Amortization and impairment expense for intangible assets	$55,211	$1,298	$110,421	$2,147

        Amortization of goodwill and intangible assets decreased from Q2 FY02 to Q2 FY03 and from the six months ended November 30, 2001 to the six months ended November 30, 2002 due to adoption of SFAS 142 which required that we stop amortizing goodwill and assembled workforce. This decrease was partially offset by amortization expense related to the acquisition of Sigma Systems. Amortization of goodwill and intangible assets will increase during the remainder of fiscal 2003 as we record an additional $819,000 per quarter of expense for Sigma Systems. In Q1 FY03, we also recorded an asset impairment charge of $66,000 related to trademarks acquired as part of the Virtual Modem acquisition. No similar charges were recorded in the six months ended November 30, 2001. Beyond fiscal 2003, we expect that amortization expense for goodwill and intangible assets will decrease as intangible assets related to SourceSuite and MoreCom become fully amortized.

        Amortization of Deferred Costs Related to Warrants.    We amortize deferred costs related to warrants over their estimated useful lives, which are generally five years. Amortization expense includes the portion of periodic expense for warrants that is not an offset to revenues. See Financial Statements, Note 9. Amortization included in operating expenses was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Amortization of deferred costs related to warrants	$4,782	$1,006	$9,493	$1,947

        Amortization expense for deferred costs related to warrants decreased from Q2 FY02 to Q2 FY03 and from the six months ended November 30, 2001 to the six months ended November 30, 2002 due to impairment of the carrying value of $44.8 million in Q2 FY02. This action reduced the amount of amortization we record each quarter by $3.7 million and for each six month period by $7.5 million.

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

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Amortization of deferred stock-based compensation	$630	$352	$1,064	$763

        Amortization for deferred stock-based compensation decreased from Q2 FY02 to Q2 FY03 and from the six months ended November 30, 2001 to the six months ended November 30, 2002 due to employee terminations and the completion of vesting of certain employee options. Additionally, we recorded $184,000 of deferred stock-based compensation related to the acquisition of Sigma Systems. We expect to record amortization expense equal to the remaining balance of deferred stock-based compensation of $514,000 throughout the remainder of fiscal 2003 as employees terminate and stock options granted prior to our initial public offering continue to vest.

        Write-off of Acquired In-Process Research and Development.    The write-off of acquired in-process research and development expense consists of the value of research projects and products that were in process on the date of certain acquisitions, that, we believe, had not reached technological feasibility, and had no alternative future use. We wrote off $300,000 of acquired in-process research and development in Q1 FY03 and the six months ended November 30, 2002, which related to the acquisition of Sigma Systems. We did not record acquired in-process research and development expense for the six months ended November 30, 2001. See Financial Statements, Note 4.

        Warrant-related Asset Impairment.    Warrant-related asset impairment reduces the carrying value of deferred costs related to warrants to a level equal to their expected value during the amortization period. Warrant-related asset impairment was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Warrant-related asset impairment	$44,840	$—	$44,840	$—

        We recorded warrant-related asset impairment for the three and six months ended November 30, 2001 to reduce the carrying value of certain deferred costs related to warrants to a level equal to the expected associated future revenues. We did not record such expense in any other period presented. We continue to evaluate deferred costs related to warrants for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Interest Income, Net

        Interest income, net consists of interest earned on our cash and cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income, net was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Interest income, net	$4,217	$2,001	$9,567	$4,503

        Interest income decreased from Q2 FY02 to Q2 FY03 and from the six months ended November 30, 2001 to the six months ended November 30, 2002 primarily due to lower cash balances and declining market interest rates.

Other Expense, Net

        Other expense, net consists of foreign currency exchange gains and losses, losses on disposals of fixed assets, and other non-operating income and expenses. Other expense, net was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Other expense, net	$679	$7,150	$792	$6,896

        Other expense, net for the three and six months ended November 30, 2001 was comprised of losses on the disposal or sale of fixed assets and the write down of equity investments whose value had been permanently impaired, partially offset by a gain in foreign currency exchange. Other expense, net for the three and six months ended November 30, 2002 was primarily comprised of a loss in foreign currency exchange.

Income Tax Provision

        Income tax provision consists of foreign withholding tax expense and foreign and state income taxes. Income tax provision was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001 (As restated)	2002	2001 (As restated)	2002
Income tax provision	$186	$407	$405	$805

        Income tax provision increased from Q2 FY02 to Q2 FY03 and from the six months ended November 30, 2001 to the six months ended November 30, 2002 primarily due to an increase in foreign withholding and income taxes.

Liquidity and Capital Resources

  Cash Flows

        Our principal source of liquidity at November 30, 2002 was cash and cash equivalents of $151.6 million and short-term investments of $48.8 million. Additionally, as of November 30, 2002, our long-term investments were valued at $102.4 million and included $97.0 million of long-term investments and $5.4 million of equity investments. See Financial Statements, Notes 8 and 13.

        Cash Flows from Operating Activities.    For the six months ended November 30, 2001, net cash used in operating activities was $20.8 million. This amount was comprised primarily of a net loss of $192.9 million, which included $173.5 million of non-cash charges and $14.1 million of deferred revenues. These amounts were offset by $4.7 million of other long-term liabilities and $2.4 million of prepaid expenses and other current assets, $1.4 million of accrued liabilities, and $2.4 million of accounts receivable.

        For the six months ended November 30, 2002, net cash used in operating activities was $41.3 million. This amount consisted primarily of a net loss of $280.9 million, which included goodwill impairment in accordance with SFAS 142 of $209.3 million, $12.2 million other long-term liabilities, $7.2 million accounts receivable, $6.7 million write-down of equity investments, $4.2 million amortization of warrants, $3.9 depreciation and amortization, $2.1 million amortization of intangible assets, $1.6 million in accrued liabilities, and $2.5 million of other non-cash adjustments to reconcile net loss to net cash used in operations. These amounts were partially offset by reductions of $6.4 million in deferred revenues and $2.5 million in accounts payable and accrued payroll.

        As of November 30, 2002 deferred revenues were $20.6 million, reflecting a decrease of approximately $6.4 million from May 31, 2002 that primarily resulted from a combination of lower company revenues and customers using prepaid products and services and the expiration of rights to use products and services. This decrease was partially offset by the remaining $1.2 million of deferred revenues resulting from the Sigma Systems acquisition.

        Cash Flows from Investing Activities.    For the six months ended November 30, 2001, net cash provided by investing activities of $27.3 million included $243.7 million of proceeds received from the maturities of investments, offset by $212.0 million used to purchase investments, and $3.2 million used to purchase property and equipment.

        For the six months ended November 30, 2002, net cash provided by investing activities of $92.0 million included $133.5 million of proceeds received from the maturities of investments, offset by $38.1 million of cash use for acquisitions, $1.8 million used to purchase equity investments, and $1.7 million used to purchase property and equipment.

        Cash Flows from Financing Activities.    For the six months ended November 30, 2001, net cash provided by financing activities of $4.5 million was primarily comprised of the proceeds from the issuance of common stock to employees, directors, and external consultants through our stock option plan, and to employees in connection with purchases through our employee stock purchase plan.

        For the six months ended November 30, 2002, net cash used in financing activities of $9.8 million was primarily for the repurchase of our stock from Cisco. See Financial Statements, Note 9.

  Contractual Obligations

        A summary of our contractual obligations as of November 30, 2002, some of which are discussed in more detail below follows (in thousands):

		Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases	$63,068	$9,355	$19,711	$19,901	$14,101
Equity investment obligations(1)	1,250	1,250	—	—	—
Employment agreements(2)	613	613	—	—	—
Capital lease obligations	59	59	—	—	—

Total contractual cash obligations	$64,990	$11,277	$19,711	$19,901	$14,101

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

        In May 2002, we entered into a debenture purchase agreement committing us to loan ExtendMedia up to $350,000 in phases through the end of calendar 2002. The loan is secured by certain assets of ExtendMedia, carries an annual interest rate of 6.5%, and is due on May 31, 2005. In Q2 FY03, we paid ExtendMedia $105,000 under this agreement, and as of November 30, 2002, we had made total payments of $350,000 to ExtendMedia under this agreement.

        In July 2002, we purchased shares of the Series D Preferred Stock of MetaTV for a total purchase price of $410,000 and received a warrant to purchase 85,984 shares of MetaTV's Series D Preferred Stock.

        In July 2002, we committed to loan up to £509,000, approximately $811,000, to TWTV in phases through December 2002. The loan is secured by certain assets of TWTV, carries an annual interest rate of 20%, plus a one-time 5% facility fee, and is due on June 30, 2004. At our discretion, we may convert this loan into the common equity of TWTV. Additionally, for every £1 drawn down from us under the loan facility, we earned warrants to purchase shares of TWTV common stock. In Q2 FY03, TWTV drew down $453,000 under this agreement, and as of November 30, 2002, TWTV had drawn down the full amount from us under this loan facility and issued warrants to us to purchase 254,462,000 shares of TWTV common stock, which we immediately exercised. Upon full conversion of all debt and warrants issued to us in this transaction, our ownership percentage will remain less than 20% and we do not exert significant influence over TWTV's business and financial decisions.

        In August 2002, we entered into an agreement to loan Sportvision $200,000. The loan has a maturity of eighteen months and bears interest at the rate of 5% per annum. As of November 30, 2002, our investment in Sportvision, including accrued interest, was $206,000.

        During Q2 FY03, we wrote down $6.7 million of equity investments, whose value we determined may not be recoverable, reducing our net equity investments to $5.4 million as of November 30, 2002. These existing investments may be subject to additional impairment. See Financial Statements, Note 13.

        Employment Agreements.    In January 2001, we entered into employee retention agreements with Mr. Sisson, Mr. Fitzpatrick, and Mr. Limp. Each retention agreement was to provide $818,000 in periodic payments to each officer who achieved two years of continuous service through January 2003. In July 2002, Mr. Limp left Liberate as part of a reduction in force and realignment of management roles, which triggered a payment of the remaining $526,000 under his retention agreement. In connection with Mr. Limp's departure in July 2002, we entered into a separation agreement and mutual release of claims with him. Under the terms of this agreement, we paid Mr. Limp an amount equal to his salary and on-target bonuses for fiscal 2002 and outstanding amounts under his retention agreement. In the six months ended November 30, 2002, we also paid Mr. Fitzpatrick and Mr. Sisson $219,000 under the retention agreements. See Financial Statements, Note 13.

        In 2001, we extended loans in the principal amount of $500,000 to each of Mr. Limp, Mr. Fitzpatrick, and Mr. Sisson, who were then executive officers. Each loan carried an interest rate of 5.9% compounded annually and was due two years from issuance. In July 2002, Mr. Limp repaid the full principal and interest due under his promissory note. In November 2002, Mr. Fitzpatrick repaid $275,000 of the principal amount of his promissory note. As of November 30, 2002, accrued interest receivable for these outstanding promissory notes was $58,000 for Mr. Sisson and $49,000 for Mr. Fitzpatrick.

        In July 2002, the compensation committee approved a sales commission plan under which Mr. Fitzpatrick would be eligible to receive commissions based on achievement of revenue and earnings targets. In Q2 FY03, we paid Mr. Fitzpatrick $31,000 under this plan.

        In September 2002, we entered into a consulting agreement with Mr. Limp in which we agreed to pay Mr. Limp not less than $10,000 per month for consulting services. We paid Mr. Limp approximately $123,000 under this consulting agreement, which terminated in March 2003.

        In November 2002, we entered into a letter agreement with Mr. Vachon, in which we agreed to pay him $56,500 per month for advisory services through February 28, 2003. We subsequently extended that agreement through April 11, 2003, at which time Mr. Vachon became president—Liberate International.

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

Subsequent Developments

  Equity Investments

        Sportvision.    In August 2002, we entered into an agreement to loan Sportvision $200,000. In December 2002, the debt and interest automatically converted into shares of Series B Preferred Stock.

        In February and May 2003, we wrote-down $5.4 million of equity investments that had been permanently impaired, reducing the value of our net equity investments to zero.

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

        In April 2003, we announced another reduction in force. This action resulted in a headcount reduction of 75 employees, worldwide, of whom 32 were on transition plans as of May 31, 2003. As a result of this action, under SFAS 146, we expect to record a total restructuring charge of approximately $2.3 million comprised of salary and employee-related expenses. For the quarter ended May 31, 2003, we recorded approximately $2.1 million of the estimated $2.3 million charge. We expect to record the remainder in subsequent periods.

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

        Fiscal 2001 Executive Retention Agreements.    In connection with the events leading to the restatement of our financial statements, we terminated Mr. Fitzpatrick's employment on December 27, 2002, before additional payments were due under his retention agreement. In January 2003, we paid Mr. Sisson the remaining $307,000 due under his January 2001 retention agreement.

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

        Consulting Agreements.    In fiscal 2003, we paid Mr. Limp approximately $123,000 under his consulting agreement, which terminated in March 2003. In February 2003, we extended Mr. Vachon's letter agreement through April 11, 2003, at which time Mr. Vachon became president—Liberate International.

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

Risk Factors

        Any of the following risks could seriously harm our business, financial condition, and results of operations, causing the trading price of our stock to decline.

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

        We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of customers. See Item 1, "Business—Customers" and Financial Statements, Note 12. The specific customers may vary from period to period. As a result, if we do not sell our products and services to one or more customers in any particular period, or a large customer purchases fewer of our products or services, defers or cancels orders, fails to meet its payment obligations, or terminates its relationship with us, our revenues could decline significantly.

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

        In fiscal 1999, we entered into agreements to issue warrants to several network operators to purchase up to approximately 4.6 million shares of our stock. Those warrants can be earned and exercised if the network operators satisfy specific milestones within specific time frames. Pursuant to the requirements of EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we will revalue the warrants if appropriate. The fair market value of the warrants is estimated using the Black-Scholes pricing model. Additionally, the value of the warrants is subject to classification as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized, in accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." See Financial Statements, Note 2.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        As of November 30, 2002, our investment portfolio included $292.0 million of U.S. government obligations, commercial paper, other corporate securities, and money market funds, which may increase or decrease in value if interest rates change prior to maturity. We do not use derivative financial instruments in our investment portfolio. We place our investments only with quality issuers who carry high credit ratings, and by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and seek to preserve our invested funds by limiting the default risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to typically hold our investments to maturity. An immediate 10% change in current interest rates would be immaterial to our financial condition or results of operations.

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

Equity Price Risk

        As of November 30, 2002, we had invested $18.8 million in our portfolio of companies. The fair value of those equity investments was $5.4 million as of November 30, 2002, including write-downs of $5.3 million in fiscal 2001, $1.4 million in fiscal 2002, and $6.7 million in Q2 FY03, relating to the impairment in the fair value of these equity investments. We are exposed to equity price risk on the marketable portion of equity investments that we hold, typically as the result of strategic investments in third parties, which are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our equity investments were other than temporary. We do not expect to make any new investments.

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

Part II. Other Information

Item 1. Legal Proceedings

        Underwriting Litigation.    Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our officers and directors as co-defendants. The suits, which have since been consolidated with hundreds of similar suits filed against underwriters and issuers, allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. While we deny allegations of wrongdoing, we have agreed to enter into a global settlement of these claims, and expect our insurers expected to cover amounts in excess of our deductible. A suit making similar allegations based on the same facts has also been filed in California state court.

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

        We have notified our various insurance carriers of the Class Action, the Derivative Action, and the SEC investigation. Our insurance, however, may not cover our defense costs, any settlement, any judgment rendered against us or amounts we are required to pay to any indemnified person in connection with the Class Action, the Derivative Action, the SEC investigation, or any other matter.

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

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission Of Matters to a Vote of Securities Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit
10.64	Contractor Agreement dated September 1, 2002 between David Limp and Liberate and Amendment thereto*
10.65	Employment Letter dated November 20, 2002 between Philip A. Vachon and Liberate and Amendment thereto*
31.1	Certification of David Lockwood pursuant to Rule 13(a)-14(a)/15(d)-14(a)
31.2	Certification of Gregory S. Wood pursuant to Rule 13(a)-14(a)/15(d)-14(a)
32.1	Section 1350 Certification

*
Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

        We filed a report on Form 8-K on October 15, 2002 to announce plans to restate our financial results for our fourth quarter and fiscal year ended May 31, 2002.

        We filed a report on Form 8-K on October 25, 2002 to announce the rescheduling of our annual meeting, previously set for October 29, 2002, until after we file our amended annual report on Form 10-K/A.

        We filed a report on Form 8-K on October 25, 2002 to disclose that we had received a Nasdaq Staff Determination indicating that we did not comply with the timely filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and that our securities were therefore subject to delisting from the Nasdaq National Market.

        We filed a report on Form 8-K on November 22, 2002, to update the status of our previously announced accounting investigation. We also announced that we were withdrawing our previously issued revenue and earnings guidance for future quarters.

LIBERATE TECHNOLOGIES

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberate Technologies
Date: September 16, 2003	By:	/s/ David Lockwood David Lockwood Chief Executive Officer
Date: September 16, 2003		/s/ Gregory S. Wood Gregory S. Wood Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit
10.64	Contractor Agreement dated September 1, 2002 between David Limp and Liberate and Amendment thereto*
10.65	Employment Letter dated November 20, 2002 between Philip A. Vachon and Liberate and Amendment thereto*
31.1	Certification of David Lockwood pursuant to Rule 13(a)-14(a)/15(d)-14(a)
31.2	Certification of Gregory S. Wood pursuant to Rule 13(a)-14(a)/15(d)-14(a)
32.1	Section 1350 Certification

*
Management contract or compensatory plan or arrangement.

QuickLinks

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