Form 10-Q
period 2003-02-28
LIBERATE TECHNOLOGIES
filed 2003-09-16
CIK 1085776

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2003
OR
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
For The Quarter Ended February 28, 2003

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

        Concurrently, we are also filing amended reports on Form 10-Q/A reflecting the impact of the restatement as of, and for the quarters ended November 30, 2001 and February 28, 2002. The condensed consolidated financial statements and related notes for the fiscal quarter and nine month period ended February 28, 2002 presented in this report reflect that restatement.

        Please consider this report in conjunction with our report on Form 10-K/A for the fiscal year ended May 31, 2002, our reports on Form 10-Q for the quarters ended August 31, 2002 and November 30, 2002, and our annual report on Form 10-K for the fiscal year ended May 31, 2003, which we are filing concurrently with this report. For a discussion of the reasons for our restatement, see Condensed Consolidated Financial Statements ("Financial Statements"), Note 3.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
Unaudited

	May 31, 2002 (As restated)	February 28, 2003
Assets
Current assets:
Cash and cash equivalents	$111,396	$178,600
Short-term investments	106,228	32,570
Accounts receivable, net	12,975	6,445
Receivable from affiliate	174	174
Prepaid expenses and other current assets	6,979	5,354

Total current assets	237,752	223,143
Property and equipment, net	14,500	10,317
Long-term investments	183,409	65,838
Goodwill, net	208,764	34,630
Restricted cash	9,199	9,232
Other assets	27,317	25,330

Total assets	$680,941	$368,490

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,641	$1,815
Accrued liabilities	13,720	14,020
Accrued payroll and related expenses	5,073	1,949
Capital lease obligations, current portion	296	16
Deferred revenues	25,471	18,283

Total current liabilities	47,201	36,083
Capital lease obligations, net of current portion	10	—
Long-term excess facilities charges	5,828	17,905
Other long-term liabilities	1,883	2,152

Total liabilities	54,922	56,140

Commitments and contingencies (Notes 8 and 13)	—	—
Stockholders' equity:
Common stock	1,076	1,040
Contributed and paid-in-capital	1,497,596	1,489,925
Deferred stock-based compensation	(1,163)	(278)
Accumulated other comprehensive income (loss)	518	678
Accumulated deficit	(872,008)	(1,179,015)

Total stockholders' equity	626,019	312,350

Total liabilities and stockholders' equity	$680,941	$368,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
Unaudited

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Revenues:
License and royalty	$10,747	$2,095	$28,161	$5,773
Service	11,190	4,027	29,207	16,109

Total revenues	21,937	6,122	57,368	21,882

Cost of revenues:
License and royalty	657	257	1,685	1,110
Service	10,481	5,125	30,039	23,674

Total cost of revenues	11,138	5,382	31,724	24,784

Gross margin	10,799	740	25,644	(2,902)

Operating expenses:
Research and development	11,093	7,750	34,565	27,526
Sales and marketing	6,689	4,345	19,638	16,474
General and administrative	3,087	5,945	9,528	15,117
Excess facilities charges and related asset impairment	—	(127)	7,479	16,376
Restructuring costs	3,075	4,994	3,075	7,052
Amortization and impairment of goodwill and intangible assets	55,210	1,298	165,631	3,445
Amortization of deferred costs related to warrants	1,407	841	10,900	2,788
Amortization of deferred stock-based compensation	205	254	1,269	1,017
Write-off of acquired in-process research and development	—	—	—	300
Warrant-related asset impairment	—	—	44,840	—

Total operating expenses	80,766	25,300	296,925	90,095

Loss from operations	(69,967)	(24,560)	(271,281)	(92,997)
Interest income, net	3,453	1,442	13,020	5,945
Other expense, net	(768)	(2,727)	(1,560)	(9,623)

Loss before income tax provision	(67,282)	(25,845)	(259,821)	(96,675)
Income tax provision	303	238	708	1,043

Loss before cumulative effect of a change in accounting principle	(67,585)	(26,083)	(260,529)	(97,718)
Cumulative effect of a change in accounting principle	—	—	—	(209,289)

Net loss	$(67,585)	$(26,083)	$(260,529)	$(307,007)

Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.63)	$(0.25)	$(2.46)	$(0.93)

Basic and diluted net loss per share	$(0.63)	$(0.25)	$(2.46)	$(2.93)

Shares used in computing basic and diluted net loss per share	106,539	104,006	105,777	104,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Nine months ended February 28,
	2002 (As restated)	2003
Cash flows from operating activities:
Net loss	$(260,529)	$(307,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle	—	209,289
Write-down of equity investments	—	8,565
Amortization of deferred costs related to warrants	13,787	6,257
Depreciation and amortization	5,561	5,911
Amortization of intangible assets	1,538	3,378
Asset impairment charges	45,343	1,479
Non-cash stock-based compensation expense	1,269	1,017
Write-off of acquired in-process research and development	—	300
Amortization of goodwill and assembled workforce	164,093	—
Non-cash restructuring costs	1,409	—
Loss (gain) on disposal of property and equipment	1,066	(5)
Provision for (recovery of) doubtful accounts	62	(279)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,674)	7,702
Prepaid expenses and other current assets	2,027	2,965
Other assets	(332)	1,592
Accounts payable	1,546	(1,504)
Accrued liabilities	4,060	(5,392)
Accrued payroll and related expenses	1,049	(3,124)
Deferred revenues	(23,489)	(8,694)
Other long-term liabilities	4,230	12,346

Net cash used in operating activities	(39,984)	(65,204)

Cash flows from investing activities:
Proceeds from maturity of investments	350,284	184,441
Purchases of investments	(281,175)	—
Cash used in acquisitions, net of cash received	—	(38,085)
Purchases of property and equipment	(3,635)	(2,464)
Purchase of equity investments	(1,070)	(1,777)
Increase in restricted cash	(400)	(33)

Net cash provided by investing activities	64,004	142,082

Cash flows from financing activities:
Repurchase of common stock	—	(9,957)
Principal payments on capital lease obligations	(518)	(290)
Proceeds from issuance of common stock	6,706	413

Net cash provided by (used in) financing activities	6,188	(9,834)

Effect of exchange rate changes on cash	179	160

Net increase in cash and cash equivalents	30,387	67,204
Cash and cash equivalents, beginning of period	126,989	111,396

Cash and cash equivalents, end of period	$157,376	$178,600

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

Note 2. Significant Accounting Policies

Basis of Presentation

        Our unaudited condensed consolidated financial statements include the accounts of Liberate and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements are unaudited and reflect all adjustments that we believe are necessary to provide a fair statement of the financial position and the results of operations for the interim periods in accordance with the rules of the SEC. However, these condensed consolidated statements omit certain information and footnote disclosures necessary to conform to generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K/A for our 2002 fiscal year and our Form 10-K for our 2003 fiscal year, filed concurrently with this report. The results of operations for the interim periods reported below do not necessarily indicate the results expected for the full fiscal year or for any future period.

        In this report, we sometimes use the words "fiscal" or "FY" followed by a year to refer to our fiscal years, which end on May 31 of the specified year. We also sometimes use "Q1," "Q2," "Q3," and "Q4" to refer to our fiscal quarters, which end on August 31, November 30, the last day of February, and May 31 of each year.

Computation of Basic and Diluted Net Loss Per Share

        We compute basic net loss per share using the weighted average number of shares of common stock outstanding during the periods presented. We report net income per share based on fully diluted shares, which includes the weighted average number of shares of common stock, stock options, and warrants outstanding. As we have recorded a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options and warrants would be anti-dilutive. Accordingly, we did not include 19,043,385 potential shares in the calculations for the periods ended February 28, 2002 or 18,432,579 potential shares in the calculations for the periods ended February 28, 2003.

Stock-Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure-an amendment of FASB Statement No. 123." Under SFAS 148, we are required to disclose the impact on net income and earnings per share assuming the adoption of SFAS 123. This disclosure requirement is effective for both quarterly reports filed on Form 10-Q and annual reports filed on Form 10-K for fiscal years ended after December 31, 2002.

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

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF 00-21 will have on our results of operations and financial condition.

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

        This analysis resulted in an allocation of fair values to identifiable tangible and intangible assets and an implied valuation of goodwill of zero as of June 1, 2002. Comparing this implied goodwill valuation to the carrying value resulted in a goodwill impairment of $209.3 million, with no income tax effect, at June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle on our condensed consolidated statement of operations for Q1 FY03. We will record any future impairments as operating expenses.

        As required by SFAS 142, a reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce is as follows (in thousands, except per share data):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Net loss, as reported	$(67,585)	$(26,083)	$(260,529)	$(307,007)
Add back:
Amortization of goodwill and assembled workforce, net of tax	54,697	—	164,093	—
Cumulative effect of a change in accounting principle	—	—	—	209,289

Loss before cumulative effect of a change in accounting principle, as adjusted	$(12,888)	$(26,083)	$(96,436)	$(97,718)

Basic and diluted net loss per share, as reported	$(0.63)	$(0.25)	$(2.46)	$(2.93)
Add back:
Amortization of goodwill and assembled workforce, net of tax	0.51	—	1.55	—
Cumulative effect of a change in accounting principle	—	—	—	2.00

Loss per share before cumulative effect of a change in accounting principle, as adjusted	$(0.12)	$(0.25)	$(0.91)	$(0.93)

Shares used in computing per share amounts	106,539	104,006	105,777	104,667

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

        Our audit committee and its independent advisors concluded that our historical financial statements had overstated our revenue by $2.2 million in Q2 FY02; $1.8 million in Q3 FY02; and $5.9 million in Q4 FY02. The total revenue overstatement for fiscal 2002 was $9.9 million, so that our revenue for that year should have been reported as $70.5 million. Expenses for FY02 were understated by $216,000, reflecting increases of approximately $646,000 related to cost of service revenues, offset by a decrease in research and development expense of $229,000 and a decrease in income tax provisions of $201,000. Our reported net loss for fiscal 2002 was understated by $10.1 million, and should have been reported as $335.1 million.

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

        We present below our unaudited pro forma results as if we had merged with Sigma Systems at the beginning of each of the fiscal periods presented. Pro forma net loss before cumulative effect of change in accounting principle excludes the non-recurring charge related to the write-off of $300,000 of acquired in-process research and development and includes amortization expense of $819,000 related to Sigma Systems intangible assets for Q3 FY02 and $2.5 million for the nine months ended February 28, 2002. The pro forma net loss before cumulative effect of change in accounting principle also includes the amortization expense of goodwill and assembled workforce of $2.9 million for Q3 FY02 and $8.7 million for the nine months ended February 28, 2002. These pro forma results do not necessarily indicate future combined results of operations. Our pro forma results, as if we had merged with Sigma Systems at the beginning of each of the fiscal periods presented, are set forth in the following table (in thousands, except per share data):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Pro forma revenues	$25,407	$6,122	$72,810	$23,283

Pro forma loss before cumulative effect of change in accounting principle	$(74,729)	$(26,083)	$(272,348)	$(102,098)

Pro forma loss per share before cumulative effect of a change in accounting principle	$(0.70)	$(0.25)	$(2.57)	$(0.98)

Note 5. Goodwill

        Under the provisions of SFAS 142, we no longer amortize goodwill, but rather test it for impairment at least once a year. Additionally, SFAS 142 defines assembled workforce intangible assets as part of goodwill. Effective June 1, 2002, with the adoption of SFAS 142, we transferred the remaining net book value of assembled workforce intangible assets of $526,000 to goodwill and tested the resulting balance of goodwill for impairment. Based on the results of this testing, we determined that $209.3 million of goodwill was impaired. See Note 2. Goodwill activity for the nine months ended February 28, 2003 was as follows (in thousands):

	Gross carrying amount of goodwill	Accumulated amortization	Total
Balance at May 31, 2002	$671,763	$(463,000)	$208,763
Assembled workforce reclassification	2,708	(2,182)	526
Impairment upon adoption of SFAS 142	(674,471)	465,182	(209,289)
Sigma Systems acquisition	34,630	—	34,630

Balance at February 28, 2003	$34,630	$—	$34,630

Note 6. Intangible Assets

        We amortize intangible assets on a straight-line basis over their estimated useful lives, which are normally three years. In June 2002, we determined that the fair value of the Virtual Modem trademarks that we had acquired in fiscal 2000 was zero. This permanent impairment resulted in a write-down of the carrying value from $66,000 to zero.

        In August 2002, in connection with the acquisition of Sigma Systems, we acquired intangible assets with a value of $9.8 million. See Note 4. Amortization expense was $819,000 for Q3 FY03 and $1.9 million for the nine months ended February 28, 2003.

        Identified intangible assets as of May 31, 2002 and February 28, 2003 were as follows (in thousands):

	May 31, 2002 (As restated)		February 28, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Existing products and technology	$4,701	$(3,472)	$13,922	$(6,437)
Customer lists and order backlog	1,055	(690)	1,430	(1,026)
Trademarks	397	(298)	234	(45)
Assembled workforce	2,708	(2,182)	—	—

Total	$8,861	$(6,642)	$15,586	$(7,508)

Net intangible assets		$2,219		$8,078

        Based upon the intangible assets balance as of February 28, 2003 and assuming no future impairment, we expect future amortization expense for intangible assets to be as follows (in thousands):

Fiscal years:
Remainder of 2003	$958
2004	3,299
2005	3,277
2006	544

$8,078

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

        For the periods ended February 28, 2002 and 2003, we recorded excess facilities charges and related asset impairment as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Excess facilities charges related to leases	$—	$(89)	$6,976	$14,963
Related asset impairment	—	(38)	503	1,413

Excess facilities charges and related asset impairment	$—	$(127)	$7,479	$16,376

        The adjustment in Q3 FY03 was to reduce the estimated associated carrying values to a level equal to the expected future value as of February 28, 2003. We did not record any excess facilities charges and related asset impairments in Q3 FY02. For the first nine months of fiscal 2002, we recorded excess facilities charges and related asset impairment of $7.5 million. Of that amount, $7.0 million resulted from a change in estimated future income from previously sublet excess facilities. This amount represented the remaining lease commitment on the excess facilities, net of expected sublease income. Additionally, $503,000 related to the impairment of certain long-lived assets, consisting of leasehold improvements, that we estimated would not generate future cash flows sufficient to cover their carrying amounts.

Note 8. Commitments and Contingencies

Equity Investments

        China Broadband (H.K.).    In June 2001, we committed to invest up to $2.0 million in China Broadband (H.K.) for reinvestment in a Chinese joint venture that makes interactive television software. In fiscal 2002, we made an investment of $750,000 and we believe that we will not make further investments.

        ExtendMedia.    In May 2002, we entered into a debenture purchase agreement committing us to loan ExtendMedia up to $350,000 in phases through the end of calendar 2002. The loan is secured by certain assets of ExtendMedia, carries an annual interest rate of 6.5%, and is due on May 31, 2005. As of February 28, 2003, we had made payments of $350,000 to ExtendMedia under the agreement.

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

        As of February 28, 2003, TWTV had drawn down the full amount from us under this loan facility and issued warrants to us to purchase 254,462,000 shares of TWTV common stock, which we immediately exercised. Upon full conversion of all debt and warrants issued to us in this transaction, our ownership percentage will remain less than 20%, and we do not exert significant influence over TWTV's business and financial decisions.

        Sportvision.    In August 2002, we entered into an agreement to loan Sportvision $200,000. The loan had a maturity of eighteen months and bore interest at the rate of 5% per annum. In December 2002, the debt and interest automatically converted into shares of Series B Preferred Stock.

        During Q3 FY03, we wrote down $1.9 million of equity investments whose value we determined may not be recoverable. For the nine months ended February 28, 2003, we wrote down $8.6 million, reducing our net equity investments to $3.6 million as of February 28, 2003. These existing investments may be subject to additional impairment.

Lease Commitments

        In January 2003, we amended our lease in London, Ontario, Canada to include an additional 5,000 square feet, bringing the total space under lease at that location to approximately 25,000 square feet. We also extended the term of this lease through December 31, 2007.

        In connection with our acquisition of Sigma Systems, we assumed an existing lease to occupy approximately 41,000 square feet of office space in Toronto, Ontario, Canada. Under this lease, which terminates on November 30, 2009, we are currently obligated to pay approximately $30,000 per month. The monthly lease payment will increase at predetermined dates and rates over the lease term.

Transactions with Executive Officers

        Outstanding Executive Loans.    In 2001, we extended loans in the principal amount of $500,000 to each of David Limp, Donald Fitzpatrick, and Coleman Sisson, who were then executive officers. Each loan carried an interest rate of 5.9% compounded annually and was due two years from issuance. In July 2002, Mr. Limp repaid the full principal and interest due under his promissory note. In November 2002, Mr. Fitzpatrick repaid $275,000 of the principal amount of his promissory note. In January 2003, Coleman Sisson repaid the full principal and interest of $561,000 due under his promissory note. According to the terms of Mr. Fitzpatrick's promissory note, his outstanding balance of $225,000 and all accrued interest was due 60 days from December 27, 2002, the date of the termination of his employment. As of February 28, 2003, accrued interest receivable for Mr. Fitzpatrick's promissory note was $49,000. See Note 13.

        Fiscal 2001 Executive Retention Agreements.    In January 2001, we entered into employee retention agreements with Mr. Sisson, Mr. Fitzpatrick, and Mr. Limp. Each retention agreement was to provide $818,000 in periodic payments to each officer who achieved two years of continuous service through January 2003. In July 2002, Mr. Limp left Liberate as part of a reduction in force and realignment of management roles, which triggered a payment of the remaining $526,000 under his retention agreement. In the nine months ended November 30, 2002, we paid Mr. Sisson the remaining $526,000 under his retention agreement, and we paid Mr. Fitzpatrick $219,000 under his retention agreement. Total payments to Mr. Fitzpatrick under this retention agreement were $511,000. In connection with the events leading to the restatement of our financial statements, we terminated Mr. Fitzpatrick's employment on December 27, 2002, before additional payments were due under his retention agreement.

        Sales Commission Plan.    In July 2002, the compensation committee approved a sales commission plan under which Mr. Fitzpatrick would have been eligible to receive commissions based on achievement of revenue and earnings targets. In the nine months ended February 28, 2003, we paid Mr. Fitzpatrick $31,000 under this plan. See Note 13.

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

        In August 2001, we amended our prior agreements with Motorola. The amendment reduced the total payments due to Motorola for development fees from $10.0 million to $8.9 million (excluding applicable taxes). The amendment also waived any payments that might have been payable by Motorola to us for any shortfall of set-top-box sales below committed volume levels at the end of the three-year period. In the nine months ended February 28, 2002, we expensed $1.8 million under this agreement. We made no payments in Q3 FY03 or in the nine months ended February 28, 2003, and no further payments are required under this agreement.

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

        Restatement Class-Action Litigation.    Beginning on October 17, 2002, five securities class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain officers and directors (collectively, the "Class-Action Defendants"), which were subsequently consolidated into a single action (the "Class Action"). The law firm of Schiffrin & Barroway has been named to represent the lead plaintiff. The Class Action is based on our announcements in October and November 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. The Class Action generally alleges, among other things, that members of the purported class were damaged when they acquired our securities because, as a result of accounting irregularities, our previously issued financial statements were materially false and misleading, and caused the prices of our securities to be inflated artificially. The Class Action further alleges that, as a result of this conduct, the Class Action Defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, promulgated thereunder. The Class Action seeks unspecified monetary damages and other relief from all Class-Action Defendants.

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

Note 9. Offerings of Common Stock

Common Stock

        We did not issue shares of stock in Q3 FY03. For the nine months ended February 28, 2003, we issued 182,672 shares of stock to employees upon the exercise of stock options. For the nine months ended February 28, 2003, we also issued 204,068 shares of stock pursuant to the 1999 Employee Stock Purchase Plan ("ESPP").

Suspension of 1999 Employee Stock Purchase Plan

        In January 2003, because we were not current in our public filings, we terminated the offering period of our ESPP before the purchase of shares scheduled for March 31, 2003 and refunded contributions to employees.

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

        As of February 28, 2003, network operators had earned warrants to purchase 2,396,660 shares. Of these warrants, warrants to purchase 552,774 shares had previously been exercised and warrants to purchase 163,890 shares were retired in connection with those exercises. As of February 28, 2003, there were earned and outstanding warrants to purchase 1,679,996 shares.

        As of February 28, 2003, warrants to purchase 370,000 shares had expired before they were earned. Additionally, in August 2002, we paid $1.1 million to MediaOne of Colorado and MediaOne of Michigan, each a wholly owned subsidiary of AT&T Broadband, to buy back unvested warrants to purchase 400,000 shares. If network operators earn warrants to purchase the remaining 1,433,332 shares, we may be required to record additional warrant-related assets and resulting warrant amortization expense or offsets to license and royalty revenues. Warrant activity through February 28, 2003 was as follows:

	Warrants available	Warrants repurchased	Warrants earned	Warrants expired	Warrants to be earned
Balance May 31, 2000	4,599,992	—	(2,336,660)	—	2,263,332
Fiscal 2001 activity	—	—	—	(50,000)	(50,000)

Balance May 31, 2001	4,599,992	—	(2,336,660)	(50,000)	2,213,332
Fiscal 2002 activity	—	—	(60,000)	(170,000)	(230,000)

Balance May 31, 2002, as restated	4,599,992	—	(2,396,660)	(220,000)	1,983,332
Fiscal 2003 activity	—	(400,000)	—	(150,000)	(550,000)

Balance February 28, 2003	4,599,992	(400,000)	(2,396,660)	(370,000)	1,433,332

        We record amortization expense for deferred costs related to warrants in accordance with EITF 01-09. Under EITF 01-09, such amortization expense may be classified as an offset to associated revenues up to the amount of cumulative revenues recognized or to be recognized. Such amortization expense was classified as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Amortization offset to license and royalty revenues	$939	$1,244	$2,887	$3,469
Amortization included in operating expenses	1,407	841	10,900	2,788

Total amortization expense	$2,346	$2,085	$13,787	$6,257

Deferred Stock-based Compensation

        In connection with the grant of certain stock options to employees in fiscal 1999 and 2000 prior to our initial public offering, we recorded gross deferred compensation of $8.7 million, which represents the difference between the estimated fair value of the stock for accounting purposes and the option exercise price of such options at the date of grant. This amount, net of accumulated amortization, is presented as a reduction of stockholders' equity. We expensed $205,000 for Q3 FY02 and $1.3 million for the nine months ended February 28, 2002. We expensed $254,000 for Q3 FY03 and $1.0 million for the nine months ended February 28, 2003. We will expense the remaining balance of $278,000 as of February 28, 2003 over the remainder of fiscal 2003.

        We report amortization of deferred stock-based compensation as a separate line item in the accompanying condensed consolidated statements of operations. Had amortization of deferred stock-based compensation been included in the following expense categories, such expense categories would have increased by the following amounts (in thousands):

	Three months ended February 28,			Nine months ended February 28,
	2002 (As restated)		2003	2002 (As restated)	2003
Cost of service revenues	$54		$20	$162	$133
Research and development	197		108	608	421
Sales and marketing	95		75	302	242
General and administrative	(141	)(1)	51	197	221

	$205		$254	$1,269	$1,017

(1)
In Q3 FY02, we reversed $207,000 in stock-based compensation expense recorded in Q2 FY02.

Option Grants

        For the nine months ended February 28, 2003, we issued options to purchase 6,200,000 shares to employees and directors under our 1999 Equity Incentive Plan. During that period, we also assumed options to purchase 1,165,291 shares in connection with our acquisition of Sigma Systems.

Note 10. Restructuring Costs

        We initiated and carried out restructurings of our workforce in Q3 FY02, Q1 FY03, and Q3 FY03. We recorded restructuring costs as operating expenses in the quarters in which each occurred. We included amounts not yet paid in accrued restructuring costs in current liabilities on our condensed consolidated balance sheets.

        Q3 FY03 Restructuring Costs.    In January 2003, we initiated a company-wide headcount reduction of 228 employees with 30 on transition plans as of February 28, 2003. The reduction in force affected all business units and all office locations. Under SFAS 146 we expect to record a total restructuring charge of approximately $5.3 million in connection with the workforce reduction comprised of salary and employee-related expense. As of February 28, 2003, we have recorded an expense of approximately $5.0 million including the accrual of $491,000 of earned severance for those individuals in transition. We will record the remainder of the severance plan expense when the employee transition is complete. Under the provisions of SFAS 146, we expect to incur an additional expense of $268,000 during Q4 FY03. The following table summarizes the activity for this restructuring (in thousands):

Severance
Estimated total restructuring costs	$5,342

Amount expensed in Q3 FY03	$5,023

Cash payments	$4,532

Accrued restructuring costs at February 28, 2003	$491

        Q1 FY03 Restructuring Costs.    In July 2002 we initiated a company-wide headcount reduction of 32 employees, of whom 29 were located in the United States and three were located in the United Kingdom. At the end of August 2002, in response to the continued economic slowdown and the acquisition of Sigma Systems, we initiated another company-wide reduction in force, which affected an additional 74 employees, of whom 58 were located in the United States, 10 were located in the United Kingdom, and six were located in Canada. As a result of these actions, during Q1 FY03, we recorded restructuring costs of $2.2 million comprised of salary and employee-related expenses. In Q3 FY03, management determined that the Q1 FY03 restructuring was substantially completed and $31,000 of the restructuring reserve was reversed and included as a credit to restructuring costs in our Q3 FY03 statement of operations. The following table reflects the restructuring costs incurred and payments made during the nine months ended February 28, 2003 related to this restructuring (in thousands):

Severance
Restructuring costs	$2,250
Cash payments	(2,198)
Non-cash reversal of restructuring expense	(31)
Foreign exchange effect	7

Accrued restructuring costs at February 28, 2003	$28

        We believe that the remaining accrued restructuring costs of $28,000 will be substantially paid out over the next few fiscal quarters.

        Q3 FY02 Restructuring Costs:    In February 2002, we announced the consolidation of our research and development activities into our development centers located in San Carlos, California and Ontario, Canada. As part of this consolidation, we closed our Horsham, Pennsylvania and Murray City, Utah facilities. The consolidation resulted in a headcount reduction of 67 employees and a total restructuring charge of $3.1 million. In connection with this restructuring and the closure of two facilities, we took out of service and relocated certain assets that we deemed excess or unnecessary. In Q1 FY03, management determined that the Q3 FY02 restructuring was substantially completed and $210,000 of the restructuring reserve was reversed and included as a credit to restructuring costs in our Q1 FY03 statement of operations. The following table reflects the restructuring accrual activity during the nine months ended February 28, 2003 related to this restructuring (in thousands):

	Severance	Facilities	Other	Total
Accrued restructuring costs at May 31, 2002	$65	$188	$14	$267
Cash payments	(17)	(37)	(3)	(57)
Non-cash reversal of restructuring expense	(48)	(151)	(11)	(210)

Accrued restructuring costs at February 28, 2003	$—	$—	$—	$—

        See Note 13 regarding a subsequent reduction in force.

Note 11. Comprehensive Loss

        Comprehensive loss consists of net loss on our condensed consolidated statements of operations and foreign currency translation adjustments. The following table reflects our comprehensive loss (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Net loss	$(67,585)	$(26,083)	$(260,529)	$(307,007)
Foreign currency translation adjustment	149	876	179	160

Comprehensive loss	$(67,436)	$(25,207)	$(260,350)	$(306,847)

Note 12. Segment Information

        As of February 28, 2003, we operated solely in one segment—providing digital infrastructure software and services for cable networks. We derived revenues for this one segment from licenses, royalties, and services. As of February 28, 2002 and 2003, Mitchell Kertzman, then our chief executive officer and chief operating decision maker, evaluated performance and allocated resources, and our long-term assets were located primarily in the United States.

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

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
United States	7,332	869	19,491	5,841
Canada	3,170	96	4,363	5,188
United Kingdom	7,710	4,011	21,994	7,679
Rest of EMEA	2,517	1,112	7,603	2,421
Asia Pacific	1,208	34	3,917	753

Total revenues	$21,937	$6,122	$57,368	$21,882

        International revenues consist of sales to customers outside of the United States and domestic revenues consist of sales to customers within the United States. International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
International revenues	67%	86%	66%	73%
Domestic revenues	33%	14%	34%	27%

Total revenues	100%	100%	100%	100%

        For Q3 FY02 and Q3 FY03, two customers each accounted for 10% or more of our total revenues. For the nine months ended February 28, 2002, two customers each accounted for 10% or more of our total revenues and for the nine months ended February 28, 2003, three customers each accounted for 10% or more of our total revenues. The percentage of sales to these significant customers were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Customer A	16%	40%	18%	19%
Customer B	16%	23%	19%	14%
Customer C	*	*	*	14%

*
Less than 10%

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. As of May 31, 2002 and February 28, 2003, two customers each accounted for 10% or more of our accounts receivable. The percentage of receivables to significant customers for the periods reported were as follows:

	May 31, 2002 (As restated)	February 28, 2003
Customer A	35%	32%
Customer B	21%	19%

        We perform ongoing credit evaluations of our customers' financial conditions and reserve for credit losses as required.

Note 13. Subsequent Events

Equity Investments

        In May 2003, we wrote-down $3.6 million of equity investments that had been permanently impaired, reducing the value of our net equity investments to zero.

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

Restructuring Costs

        In April 2003, we announced another reduction in force. This action resulted in a headcount reduction of 75 employees, worldwide, of whom 32 were on transition plans. As a result of this action, under SFAS 146, we expect to record a restructuring charge of approximately $2.3 million, comprised primarily of salary and employee-related expenses. For the quarter ended May 31, 2003, we recorded $2.1 million of the estimated $2.3 million charge. We expect to record the remainder in subsequent periods.

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

Management Changes

        In June 2003 Mitchell Kertzman and Coleman Sisson resigned from their positions as officers and directors of Liberate. The board of directors expanded to seven members and the board elected David Lockwood, Patrick S. Jones, and Robert R. Walker to fill the vacancies. The board also named Mr. Lockwood as chairman and chief executive officer, Gregory S. Wood as executive vice president and chief financial officer, Patrick Nguyen as executive vice president—corporate development, and Kent Walker as executive vice president—corporate and legal affairs, general counsel, and secretary, and confirmed the April 2003 appointment of Philip Vachon as president-Liberate International.

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

        We operate in an industry sector that has been significantly affected by the recent economic downturn, and we believe that our future results of operations will continue to be subject to quarterly variations based upon a wide variety of factors, such as those discussed in "Risk Factors" below. Many statements in this report are forward-looking within the meaning of the securities laws of the United States. These statements involve both known and unknown risks and uncertainties and our actual results in future periods may differ materially from any future performance suggested in this report. For additional information regarding results of operations for periods after February 28, 2003 and for material trends and uncertainties affecting our future business, please see our report on Form 10-K for the fiscal year ended May 31, 2003, which is filed concurrently with this report.

Overview

        Adverse economic conditions within the global cable and telecommunications industry significantly reduced our revenues in Q3 FY03 and the nine months ended February 28, 2003 in comparison to prior periods. Many of the companies operating in our industry have publicly reported decreased revenues and earnings, significant financial restructuring efforts, and reduced capital expenditures, all of which affect their willingness to purchase our products and services.

        During the nine months ended February 28, 2003, as part of our continuing program of expense management, we announced reductions in workforce that affected approximately 335 employees across the company. We also instituted other cost-cutting measures, including restricted travel, facilities consolidation, and holiday shutdowns. In April 2003, we announced another reduction in workforce that affected approximately 75 employees worldwide. See Financial Statements, Notes 10 and 13.

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

        At the time of the acquisition, Sigma Systems developed and marketed OSS software that let network operators create, deploy, monitor, and maintain digital subscriber services. Through this acquisition, we sought to expand our product offerings. In September 2002, Sigma Systems changed its legal name to Liberate Technologies (Toronto) Ltd. We have included the results of operations of Sigma Systems in our consolidated financial statements since August 8, 2002.

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

Critical Accounting Policies Update

        In Q3 FY03, there were no material changes to our critical accounting policies.

        For details of our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our report on Form 10-K/A for the fiscal year ended May 31, 2002, filed concurrently with the SEC.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. The additional disclosures requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock option is less than market price of the underlying stock at the date of grant. We have not recorded compensation expenses in the periods presented because stock options were granted at their fair market value on the date of grant. See Financial Statements, Note 2.

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

        SFAS 142 requires a different valuation methodology than SFAS 121 and is more likely to result in impairment because SFAS 142 used discounted rather than undiscounted cash flows. Based on the criteria of SFAS 142, we determined that we had one reporting segment at the time we adopted SFAS 142. Our testing and analysis process included obtaining an independent appraisal of the fair value of Liberate based on two valuation approaches. The first valuation approach determined our market capitalization based on our fair value on the date of adoption using our average stock price over a range of days in May and June 2002. This average stock price was increased by a control premium based on premiums paid for control of comparable companies. The second valuation used a discounted cash flows approach.

        This analysis resulted in an allocation of fair values to identifiable tangible and intangible assets and an implied valuation of zero goodwill as of June 1, 2002. Comparing this implied goodwill valuation to the carrying value resulted in a goodwill impairment of $209.3 million, with no income tax effect, at June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle on our condensed consolidated statement of operations for Q1 FY03. We will record any future impairments as operating expenses. See Financial Statements, Note 2.

Results of Operations

  Revenues

        We generate revenues by licensing our products primarily to network operators and, in some cases, to consumer device manufacturers. In addition, we generate revenues from consulting, maintenance, and other services provided in connection with those licenses. The amounts and presentation of revenues in this report include the effects of the adoption of EITF 01-09 and 01-14, which we adopted on December 1, 2001.

        As previously noted, a portion of our revenues from fiscal 2001 through 2003 and of our deferred revenue balances during those periods arose from pre-payments we received in fiscal 1999 and 2000 from a limited number of North American network operators. Our revenues from these pre-payments declined significantly in fiscal 2003 versus fiscal 2002. We do not expect that our revenues will equal or exceed historical levels until we receive significant new revenue commitments from existing or new customers. Total revenues were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Total revenues	$21,937	$6,122	$57,368	$21,882

Decrease, year over year		$(15,815)		$(35,486)

Percentage decrease, year over year		(72)%		(62)%

        International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
International revenues	67%	86%	66%	73%
Domestic revenues	33%	14%	34%	27%

Total revenues	100%	100%	100%	100%

        We anticipate international revenues will continue to represent a significant portion of total revenues for the foreseeable future.

        License and Royalty.    We generate license and royalty revenues by licensing our client and server products, applications, and tools, primarily to network operators that provide television services. See our discussion of our revenue recognition policy disclosed on our report on Form 10-K for fiscal 2003 filed concurrently with this report. License and royalty revenues were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
License and royalty revenues	$10,747	$2,095	$28,161	$5,773

Percentage of total revenues	49%	34%	49%	26%

Decrease, year over year		$(8,652)		$(22,388)

Percentage decrease, year over year		(81)%		(80)%

        License and royalty revenues decreased from Q3 FY02 to Q3 FY03 primarily due to the expiration and recognition of unused prepaid fees of $4.9 million in Q3 FY02 which did not recur in Q3 FY03. In addition, this decrease is due to the continuation of a significant slowdown in unit deployments from our European customers, as well as less licensing and delivery of server and development tool software. This slowdown contributed to lower license and royalty revenues. Warrant-related offsets to revenues were $939,000 for Q3 FY02 and $1.2 million for Q3 FY03. License and royalty revenues decreased from the nine months ended February 28, 2002 to the nine months ended February 28, 2003 primarily due to the deployment and licensing slowdown discussed above, as well as the expiration and recognition of unused prepaid fees of $6.5 million which did not recur in the nine months ended February 28, 2003. Warrant-related offsets to revenues were $2.9 million for the nine months ended February 28, 2002 and $3.5 million for the nine months ended February 28, 2003. We expect license and royalty revenue to increase in the long term.

        Service.    We generate service revenues from consulting, maintenance, and other services provided in conjunction with our licenses. See our discussion of our revenue recognition policy disclosed on our report on Form 10-K for fiscal 2003, filed concurrently with this report. Service revenues were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Service revenues	$11,190	$4,027	$29,207	$16,109

Percentage of total revenues	51%	66%	51%	74%

Decrease, year over year		$(7,163)		$(13,098)

Percentage decrease, year over year		(64)%		(45)%

        Services revenues decreased from Q3 FY02 to Q3 FY03 and from the nine months ended February 28, 2002 to the nine months ended February 28, 2003 primarily due to a reduction in the number of billable consulting projects. In addition, service revenues decreased due to less maintenance revenue. Maintenance revenues decreased as a result of a delay in Q3 FY03 of receipt of agreement documentation for one of our large European customers as well as the reduction in support percentage rates. We expect that over the long term, service revenues will continue to be a significant portion of our revenues.

Cost of Revenues

        Total cost of revenues was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Total cost of revenues	$11,138	$5,382	$31,724	$24,784

Percentage of total revenues	51%	88%	55%	113%

Decrease, year over year		$(5,756)		$(6,940)

Percentage increase, year over year		(52)%		(22)%

        We anticipate that total cost of revenues will continue to decrease in future periods as we reflect the full impact of the January 2003 reduction in force.

        License and Royalty.    Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. Cost of license and royalty revenues was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Cost of license and royalty revenues	$657	$257	$1,685	$1,110

Percentage of license and royalty revenues	6%	12%	6%	19%

Decrease, year over year		$(400)		$(575)

Percentage decrease, year over year		(61)%		(34)%

        Cost of license and royalty revenues decreased from the periods ended February 28, 2002 to the periods ended February 28, 2003 primarily due to lower third party support and maintenance fees. Cost of license and royalty revenues increased as a percentage of license and royalty revenues primarily due to the decrease in license and royalty revenues in fiscal 2003. We anticipate that cost of license and royalty revenues as a percentage of license and royalty revenues will fluctuate in future periods to the extent that our customers deploy our software and as we integrate third-party technologies into our products.

        Service.    Cost of service revenues consists primarily of salary and other related costs for employees and external contractors. Cost of service revenues was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Cost of service revenues	$10,481	$5,125	$30,039	$23,674

Percentage of service revenues	94%	127%	103%	147%

Decrease, year over year		$(5,356)		$(6,365)

Percentage decrease, year over year		(51)%		(21)%

        Cost of service revenue decreased from Q3 FY02 to Q3 FY03 primarily due to a 26% reduction in headcount and an overall decrease in the use of external contractors. Cost of service revenue decreased from the nine months ended February 28, 2002 to the nine months ended February 28, 2003, primarily due to the restructuring of the professional services group, resulting in headcount reduction and a substantial decrease in the use of external contractors. The increase in cost of revenues as a percentage of service revenues was primarily due to a 45% decrease in service revenues from the nine months ended February 28, 2002 to the comparable period ended February 28, 2003. We expect cost of service revenues to decrease in the near term as a result of the restructuring of our professional services organization and lower projected service revenues.

Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salary, employee-related expenses, and costs for external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Research and development	$11,093	$7,750	$34,565	$27,526

Percentage of total revenues	51%	127%	60%	126%

Decrease, year over year		$(3,343)		$(7,039)

Percentage decrease, year over year		(30)%		(20)%

        Research and development expenses decreased from Q3 FY02 to Q3 FY03 primarily due to a reduction in headcount from 253 employees in Q3 FY02 to 187 employees in Q3 FY03.

        Research and development expenses decreased from the nine months ended February 28, 2002 to the nine months ended February 28, 2003, primarily due to the restructuring of our research and development operations, resulting in a reduction of 66 employees and a $4.3 million decrease in employee-related spending. External contractor costs also decreased by 47% from the nine months ended February 28, 2002 to the comparable period ended February 28, 2003. This decrease was due to a $1.8 million transfer of costs from the research and development organization to the professional services organization, in connection with a large non-recurring engineering project during the period.

        In the near term, we expect research and development expenses to decline due to the restructuring of our research and development organization. If revenues increase, we expect research and development spending to decline as a percentage of total revenues in the long term.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other employee-related expenses for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and facilities for regional offices. Sales and marketing expenses were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Sales and marketing	$6,689	$4,345	$19,638	$16,474

Percentage of total revenues	30%	71%	34%	75%

Decrease, year over year		$(2,344)		$(3,164)

Percentage decrease, year over year		(35)%		(16)%

        Sales and marketing expenses decreased from Q3 FY02 to Q3 FY03 due to a headcount reduction of 32 employees, resulting in a $1.8 million decrease in employee-related expenses. Marketing communication expenses also decreased by $173,000, due to efforts to align spending with current revenue levels. Sales and marketing expenses decreased from the nine months ended February 28, 2002 to the nine months ended February 28, 2003, primarily due to a $2.6 million reduction in employee related expenses and a $431,000 decrease in marketing communication expenses.

        The increase in sales and marketing expenses as a percentage of total revenues reflects the decrease in total revenues for Q3 FY03 and the nine months ended February 28, 2003. We believe sales and marketing expenses will decrease as a result of our recent restructuring. See Financial Statements, Note 13. If revenues increase, we expect sales and marketing expenses to decline as a percentage of total revenues in the long term.

        General and Administrative.    General and administrative expenses consist primarily of salaries and other employee-related expenses for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; and non-income-based taxes. General and administrative expenses were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
General and administrative	$3,087	$5,945	$9,528	$15,117

Percentage of total revenues	14%	97%	17%	69%

Increase, year over year		$2,858		$5,589

Percentage increase, year over year		93%		59%

        General and administrative expenses increased from Q3 FY02 to Q3 FY03 primarily due to an increase of $3.0 million in legal and accounting professional fees incurred in connection with the restatement of our financial statements and securities litigation. See Financial Statements, Notes 3 and 8.

        General and administrative expenses increased from the nine months ended February 28, 2002 to the nine months ended February 28, 2003, primarily due to an additional $5.3 million in legal and accounting fees incurred in connection with the restatement activity and securities litigation. Costs of $549,000 associated with an acquisition that was terminated before its completion in Q1 FY03 also contributed to the increase in general and administrative expenses during the nine months ended February 28, 2003. Such increases were partially offset by a reduction of $548,000 in employee-related expenses.

        In the near term, we believe that general and administrative expenses will continue to be higher than usual, until the conclusion of the restatement activity and related litigation. If revenues increase, we expect these expenses to decline as a percentage of total revenues in the long term.

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

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Excess facilities charges	$—	$(127)	$6,976	$14,963
Related asset impairment	—	—	503	1,413

Total excess facilities charges and related asset impairment	$—	$(127)	$7,479	$16,376

        Excess facilities charges, which represent the remaining lease commitment on excess facilities, net of expected sublease income, increased from the nine months ended February 28, 2002 to the nine months ended February 28, 2003. The charge recorded in fiscal 2002 related to a reduction in estimated future income from previously sublet excess facilities. The charge recorded during the nine months ended February 28, 2003 was the result of excess facilities caused by the August 2002 restructuring. The reduction in excess facilities charge recorded in Q3 FY03 is related to an increase in estimated future income relating to the excess facilities caused by the August 2002 restructuring. If current market conditions for the commercial real estate market remain the same or worsen, or we conclude that we are not likely to use additional space, we may be required to record additional charges in future periods. See Financial Statements, Note 7.

        Restructuring Costs.    Restructuring costs include severance costs, facilities costs, and other costs. Severance costs include those expenses related to severance pay and related employee benefit obligations, including the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of intangible assets, disposal of fixed assets, and amounts paid in connection with terminated contracts. Restructuring costs were as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Restructuring costs	$3,075	$4,994	$3,075	$7,052

        In January 2003, we terminated the employment of 183 employees, and we transitioned out approximately 45 other employees during the following three months. The reduction in force affected all business units and all office locations. Under SFAS 146, we expect to record a restructuring charge of approximately $5.3 million, comprised of salary and employee-related expenses. For Q3 FY03, we have recorded an expense of approximately $5.0 million, including the accrual of $491,000 of earned severance. We expect annualized cost savings of approximately $23.0 million as a result of the Q3 FY03 restructuring.

        For the nine months ended February 28, 2003, we recorded restructuring costs of $7.3 million, which were comprised entirely of salaries, severance costs, and employee-related expenses. In addition, during the nine months ended February 28, 2003, management determined that the Q3 FY02 restructuring was substantially completed and accordingly, $210,000 of the restructuring reserve was reversed and included as a credit to restructuring costs in our Q1 FY03 statement of operations. See Financial Statements, Notes 10 and 13.

        Amortization and Impairment of Goodwill and Intangible Assets.    Goodwill and assembled workforce represents the price we paid for an acquired company in excess of the identified tangible and intangible assets. We adopted SFAS 142, "Goodwill and Other Intangible Assets," in June 2002. Prior to that, we amortized goodwill and assembled workforce over their useful lives, generally three years. Upon adoption of SFAS 142, we reclassified assembled workforce as part of goodwill and stopped amortizing the remaining balance of goodwill. See Financial Statements, Notes 2, 4, and 5.

        Intangible assets represent the value assigned to those assets, such as existing products and technology, customer lists and order backlog, and trademarks, that are acquired as part of the purchase of a company by us. We amortize intangible assets on a straight-line basis over their useful lives, generally three years. Asset impairment charges reduce the carrying value of long-lived assets, including intangible assets, to a level equal to their expected value during their amortization periods. The following table details the amounts of amortization and impairment expense related to goodwill and intangible assets (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Amortization of intangible assets	$513	$1,298	$1,540	$3,379
Asset impairment	—	—	—	66
Amortization of assembled workforce	267	—	801	—
Amortization of goodwill	54,430	—	163,290	—

Amortization and impairment of goodwill and intangible assets	$55,210	$1,298	$165,631	$3,445

        Amortization and impairment of goodwill and intangible assets decreased from Q3 FY02 to Q3 FY03 due to the adoption of SFAS 142 which required that we stop amortizing goodwill and assembled workforce. This decrease was partially offset by amortized expense related to the acquisition of Sigma

Systems, which increased amortization expense by $819,000 in each quarter of fiscal 2003, and for the nine months ended February 28, 2002 and 2003. Beyond fiscal 2003, we expect that amortization expense for intangible assets will decrease as intangible assets related to SourceSuite and MoreCom become fully amortized.

        Amortization of Deferred Costs Related to Warrants.    We amortize deferred costs related to warrants over their estimated useful lives, which are generally five years. Amortization expense includes the portion of periodic expense for those warrants that is not offset to revenues. See Financial Statements, Note 9. Amortization expense included in operating expenses was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Amortization of deferred costs related to warrants	$1,407	$841	$10,900	$2,788

        Amortization expense decreased from Q3 FY02 to Q3 FY03 and from the nine months ended February 28, 2002 to the nine months ended February 28, 2003 due to the impairment of the carrying value of $44.8 million in Q2 FY02. This action reduced the amount of amortization we recorded each quarter by $3.6 million and for each of the nine month periods ended February 28, 2002 and 2003 by $7.5 million. Amortization expense may increase if additional warrants are earned, accelerated, or modified and to the extent that amortization expense related to these warrants is classified as an expense rather than as offsets to revenues.

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

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Amortization of deferred stock-based compensation	$205	$254	$1,269	$1,017

        Amortization for deferred stock-based compensation decreased from Q3 FY02 to Q3 FY03 and from the nine months ended February 28, 2002 to the nine months ended February 28, 2003 due to employee terminations and the completion of vesting of certain employee options. Additionally, we recorded $184,000 of deferred stock-based compensation related to the acquisition of Sigma Systems. We expect to record amortization expense equal to the remaining balance of deferred stock-based compensation of $278,000 throughout the remainder of fiscal 2003 as employees terminate and stock options granted prior to our initial public offering continue to vest.

        Write-off of Acquired In-Process Research and Development.    The write-off of acquired in-process research and development expense consists of the value of research projects and products that were in process on the date of certain acquisitions that, we believe, had not reached technological feasibility, and had no alternative future use. We wrote off $300,000 of acquired in-process research and development in Q1 FY03 and the nine months ended February 28, 2003, which related to the acquisition of Sigma Systems. We did not record acquired in-process research and development expense for Q3 FY03, Q3 FY02, or the nine months ended February 28, 2002. See Financial Statements, Note 4.

        Warrant-related Asset Impairment.    Warrant-related asset impairment reduces the carrying value of warrant-related assets to a level equal to their expected value during the amortization period. Warrant-related asset impairment expense was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Warrant-related asset impairment	$—	$—	$44,840	$—

        We did not record warrant-related asset impairment in Q3 FY03 or for the nine months ended February 28, 2003. Additionally, we did not record warrant-related asset impairment in Q3 FY02. For the nine months ended February 28, 2002, we recorded $44.8 million of warrant-related asset impairment that reduced the carrying value of certain warrant-related assets to a level equal to the expected associated future revenues. We may be required to record additional warrant-related asset impairment in future periods if the carrying value of our warrant-related assets becomes less than their expected value during the remaining amortization period.

Interest Income, Net

        Interest income, net consists of interest earned on our cash and cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income, net was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Interest income, net	$3,453	$1,442	$13,020	$5,945

        Interest income, net decreased from Q3 FY02 to Q3 FY03 and from the nine months ended February 28, 2002 to the nine months ended February 28, 2003 primarily due to lower cash balances and declining market interest rates. We expect interest income to continue to decline because of anticipated decreases in our cash balances and lower interest rates.

Other Expense, Net

        Other expense, net consists of write-downs of foreign currency exchange gains and losses, losses on disposals of fixed assets, equity investments that have been permanently impaired, and other non-operating income and expenses. Other expense, net was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Other expense, net	$768	$2,727	$1,560	$9,623

        Other expense, net for the three and nine months ended February 28, 2002 was comprised of losses on the disposal or sale of fixed assets and the write down of equity investments whose value had been permanently impaired, partially offset by a gain in foreign currency exchange. Other expense, net for Q3 FY03 was comprised primarily of a loss in foreign currency exchange. Other expense, net for the nine months ended February 28, 2003 was comprised primarily of the write down of equity investments whose value had been permanently impaired and losses on the disposal or sale of fixed assets, partially offset by a gain in foreign currency exchange.

Income Tax Provision

        Income tax provision consists of foreign withholding tax expense and foreign and state income taxes. Income tax provision was as follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002 (As restated)	2003	2002 (As restated)	2003
Income tax provision	$303	$238	$708	$1,043

        Income tax provision increased from the nine months ended February 28, 2002 to the nine months ended February 28, 2003 primarily due to an increase in foreign withholding and income taxes.

Liquidity and Capital Resources

  Cash Flows

        Our principal source of liquidity at February 28, 2003 was cash, cash equivalents, and liquid investments of $273.4 million.

        Cash Flows from Operating Activities.    For the nine months ended February 28, 2002, net cash used in operating activities was $40.0 million. This amount was comprised primarily of a net loss of $260.5 million, which included $234.1 million of non-cash adjustments to reconcile net loss to net cash used in operating activities, $23.5 million of deferred revenues, and $2.7 million increase in accounts receivable, and. These amounts were offset by $4.2 million of other long-term liabilities, $4.1 million of accrued liabilities, and $2.0 million of prepaid expenses and other current assets.

        For the nine months ended February 28, 2003, net cash used in operating activities was $65.2 million. This amount consisted primarily of a net loss of $307.0 million, which included goodwill impairment in accordance with SFAS 142 of $209.3 million and $26.6 million of non-cash adjustments to reconcile net loss to net cash used in operating activities. Additionally, deferred revenues decreased by $8.7 million, accrued liabilities decreased by $5.4 million, accrued payroll and related expenses decreased by $3.1 million, and accounts payable decreased by $1.5 million. These decreases were partially by an increase in long-term liabilities of $12.3 million, a decrease in accounts receivable of $7.7 million and a decrease in prepaid expenses and other current assets of $3.0 million.

        As of February 28, 2003 deferred revenues were $18.3 million, reflecting a decrease of approximately $8.7 million from May 31, 2002 that primarily resulted from customers using prepaid products and services and the expiration of rights to use products and services. This decrease was partially offset by the addition of $1.2 million of deferred revenues resulting from the Sigma Systems acquisition.

        Cash Flows from Investing Activities.    For the nine months ended February 28, 2002, net cash provided by investing activities of $64.0 million included $350.3 million of proceeds received from the maturities of investments, offset by $281.2 million which was reinvested, $3.6 million used to purchase property and equipment, and $1.1 million used to purchase equity investments.

        For the nine months ended February 28, 2003, net cash provided by investing activities of $142.1 million included $184.4 million of proceeds received from the maturities of investments, offset by $38.1 million used to acquire Sigma Systems, $2.5 million used to purchase property and equipment, and $1.8 million used to purchase equity investments.

        Cash Flows from Financing Activities.    For the nine months ended February 28, 2002, net cash provided by financing activities of $6.2 million was primarily comprised of the proceeds from the issuance of common stock to employees, directors, and external consultants through our stock option plan, and to employees through our employee stock purchase plan. These amounts were offset somewhat by payments made for capital lease obligations.

        For the nine months ended February 28, 2003, net cash used in financing activities of $9.8 million was primarily for the repurchase our stock from Cisco. See Financial Statements, Note 9.

  Contractual Obligations

        A summary of our contractual obligations as of February 28, 2003 follows (in thousands):

		Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases	$60,741	$9,552	$19,428	$19,902	$11,859
Capital lease obligations	16	16	—	—	—

Total contractual cash obligations	$60,757	$9,568	$19,428	$19,902	$11,859

  Cash Requirements

        In addition to funding normal operating expenses, we anticipate requiring cash to pay outstanding commitments and acquire products and technologies to complement our existing business. We believe that our cash, cash equivalents, and liquid investments, together with cash generated from operations, if any, will be sufficient to meet our working capital requirements for at least the next twelve months

Subsequent Developments

  Equity Investments

        In May 2003, we wrote-down $3.6 million of equity investments that had been permanently impaired, reducing the value of our net equity investments to zero.

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

  Restructuring Costs

        In April 2003, we announced another reduction in force. This action resulted in a headcount reduction of 75 employees, worldwide, of whom 32 were on transition plans. As a result of this action, under SFAS 146, we expect to record a restructuring charge of approximately $2.3 million, comprised primarily of salary and employee-related expenses. For the quarter ended May 31, 2003, we recorded $2.1 million of the estimated $2.3 million charge. We expect to record the remainder in subsequent periods.

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

  Management Changes

        In June 2003 Mitchell Kertzman and Coleman Sisson resigned from their positions as officers and directors of Liberate. The board of directors expanded to seven members and the board elected David Lockwood, Patrick S. Jones, and Robert R. Walker to fill the vacancies. The board also named Mr. Lockwood as chairman and chief executive officer, Gregory S. Wood as executive vice president and chief financial officer, Patrick Nguyen as executive vice president—corporate development, and Kent Walker as executive vice president—corporate and legal affairs, general counsel, and secretary, and confirmed the April 2003 appointment of Philip Vachon as president-Liberate International.

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

        Our interactive television client technology operates on digital television set-top boxes manufactured by other companies. No set-top box manufacturer is obligated to introduce or promote set-top boxes incorporating or operating with our technology, to achieve any specific production schedule, or to license from us exclusively. A manufacturer or its customers could choose to support and use only applications and content developed to operate directly with a particular set-top box, which could eliminate the need for our interactive television software platform. As an example, many industry analysts have predicted that North American cable operators will focus on video-on-demand services, which in isolation could operate with set-top boxes that do not require our software. Moreover, although we have focused on developing our interactive television software platform to operate with set-top boxes, consumers may in the future receive interactive television through multi- purpose home entertainment devices or advanced game consoles, using software platforms other than ours. If our technology is not broadly integrated with these devices, or if these devices do not achieve broad acceptance with retailers and consumers, our revenues will not grow quickly and may decline.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        As of February 28, 2003, our investment portfolio included $273.1 million of U.S. government obligations, commercial paper, other corporate securities, and money market funds, which may increase or decrease in value if interest rates change prior to maturity. We do not use derivative financial instruments in our investment portfolio. We place our investments only with quality issuers who carry high credit ratings, and by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and seek to preserve our invested funds by limiting the default risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to typically hold our investments to maturity. An immediate 10% change in current interest rates would be immaterial to our financial condition or results of operations.

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

Equity Price Risk

        As of February 28, 2003, we had invested $18.8 million in our portfolio of companies. The fair value of those equity investments was $3.6 million as of February 28, 2003, including write-downs of $5.3 million in fiscal 2001, $1.4 million in fiscal 2002, and $8.6 million in FY03, relating to the impairment in the fair value of these equity investments. We are exposed to equity price risk on the marketable portion of equity investments that we hold, typically as the result of strategic investments in third parties, which are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in fair value and other market conditions, we determined that declines in fair value of certain of our equity investments were other than temporary. We do not expect to make any new investments.

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

        OpenTV Patent Litigation.    On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for the Northern District of California, alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. We have retained O'Melveny & Myers as our legal counsel. We have filed an answer denying OpenTV's allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV's patents invalidated, requesting a finding that our technology does not infringe OpenTV's patents, and seeking monetary damages and injunctive relief against OpenTV. The court has held a claim construction hearing, and trial is currently schedule for 2004. Because litigation is by its nature uncertain, we are unable to predict whether we may face any material exposure for damages or the need to alter our software arising from this case.

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

        We have retained Skadden, Arps, Slate, Meagher & Flow as our legal counsel in the SEC investigation, Class Action, and Derivative Action. The cost of participating and defending against these actions is substantial and will require the continuing diversion of management's attention and corporate resources.

        We cannot predict or determine the outcome or resolution of the Class Action, the Derivative Action or the SEC investigation, or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations, and cash flows.

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
(b)
Reports on Form 8-K

        We filed a report on Form 8-K on December 30, 2002 to update the status of the continuing investigation by the audit committee. We also announced that we were withdrawing prior guidance as to planned management changes and that Mitchell Kertzman would remain chairman and CEO. In addition, we announced that we had terminated the employment of Donald Fitzpatrick, our chief operating officer, who oversaw sales and professional services operations.

        We filed a report on Form 8-K on January 8, 2003 to announce that as a part of our ongoing efforts to align expenses with revenues, we expected to terminate the employment of approximately 240 employees.

        We filed a report on Form 8-K on January 17, 2003 to announce that we had received notice from The Nasdaq Stock Market that our stock would be delisted from the Nasdaq National Market effective January 17, 2003.

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

QuickLinks

LIBERATE TECHNOLOGIES FORM 10-Q For The Quarter Ended February 28, 2003 TABLE OF CONTENTS
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