Form 10-K
period 2003-05-31
LIBERATE TECHNOLOGIES
filed 2003-09-16
CIK 1085776

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2003

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

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 2003 are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Report.

LIBERATE TECHNOLOGIES
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MAY 31, 2003

TABLE OF CONTENTS

PART I.

Item 1. Business

        The discussion in this report, which is filed on behalf of Liberate Technologies ("Liberate," "we," "us," or "our") and its wholly owned subsidiaries, contains statements that involve expectations or intentions (such as those relating to future business or financial results, new products or features, anticipated deployments, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. We assume no obligation to update any forward-looking statements. You should consider our forward-looking statements in light of the risks discussed below, our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission ("SEC").

        In this report, we sometimes use the words "fiscal" or "FY" followed by a year to refer to our fiscal years, which end on May 31 of the specified year. We also sometimes use "Q1," "Q2," "Q3," and "Q4" to refer to our fiscal quarters, which end on August 31, November 30, the last day of February, and May 31 of each year.

Restatement of Liberate's Financial Statements for the Fiscal Year Ended May 31, 2002 and Revision of Amounts Disclosed in Liberate's Press Release on September 26, 2002 for the Quarter Ended August 31, 2002

        On October 15, 2002, we announced that we would restate our financial results for our fourth quarter and fiscal year ended May 31, 2002 and delay the filing of our quarterly report on Form 10-Q for the quarter ended August 31, 2002. Our audit committee, which is composed of independent outside directors, retained independent counsel to review the revenue reported during our fiscal year ended May 31, 2002. On November 21, 2002, we announced that we had discovered facts that called into question the appropriateness and timing of revenue recognition for various transactions that accounted for a total of approximately $10 million in revenue during our 2002 fiscal year and the first quarter of our 2003 fiscal year. While our audit committee's investigation was pending, we were not able to file our quarterly reports on Form 10-Q, and as a result, our stock was delisted from the Nasdaq National Market in January 2003 and currently trades through the Pink Sheets system.

        Our audit committee's investigation is complete, and as a result of its findings, we have restated our financial statements for the fiscal year ended May 31, 2002 and for the quarters ended November 30, 2001, February 28, 2002, and May 31, 2002. We have filed an amended annual report on Form 10-K/A, concurrently with this filing, that includes restated financial statements for the year ended May 31, 2002. We have also revised the preliminary results and financial information for the quarter ended August 31, 2002 that we disclosed in a press release dated September 26, 2002. The financial statements and related information contained in this report include the effects of the restatement of our historical financial statements for the year ended May 31, 2002 and related quarterly periods and our results for the quarterly period ended August 31, 2002 that differ from those included in our press release of September 26, 2002. For further information regarding the restatement and revision, see our amended annual report on Form 10-K/A for our fiscal year ended May 31, 2002.

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

Corporate Background

        We began our operations in late 1995 as a division of Oracle Corporation, developing client and server software for the consumer, enterprise, and educational markets. We incorporated in Delaware in April 1996 when Oracle spun off our division as Network Computer, Inc. ("NCI"). NCI's initial focus was selling software to original equipment manufacturers of network computer products for enterprise customers. In August 1997, NCI merged with a Netscape Communications subsidiary, Navio Communications, Inc., which was developing internet application and server software for the consumer market. NCI was the surviving entity in the merger. After the merger, we changed our strategic direction and restructured our operations to focus our development and marketing efforts on products targeted primarily at the consumer device market, targeting sales to a limited number of large network operators and consumer device manufacturers. In May 1999, we changed our name from NCI to Liberate Technologies.

        Between our incorporation and our initial public offering, we raised a significant amount of capital by selling small equity positions to a number of investors, including some major network operators. In order to continue funding our operations, we issued shares of our stock to the public in July 1999. In January 2000, we effected a two-for-one split of our stock. We raised additional capital in February 2000 through a secondary public offering, and again in July 2000 when Cisco Systems invested $100.0 million through a private placement of 3,963,780 shares of our stock. In July 2002, we repurchased all of these shares from Cisco Systems for $10.0 million.

        We have made three acquisitions since becoming a publicly traded company. In March 2000, we acquired the VirtualModem assets of SourceSuite LLC, a company based in Canada. In June 2000, we acquired MoreCom, Inc, a company based in Horsham, Pennsylvania. In August 2002, we acquired Sigma Systems Group (Canada).

        Through the end of fiscal 2003, we operated in one segment and generated revenues from licenses, royalties, and services. Our 2003 fiscal year started on June 1, 2002 and ended on May 31, 2003.

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

  Interactive Television Client and Server Products

        Our client software products and their accompanying server software products form the core of our offerings. The client components, collectively called Liberate TV NavigatorTM, can run on digital set-top boxes of various types—such as cable, digital terrestrial broadcast, and digital subscriber lines (DSL)—enabling interactive and enhanced services. These products have been deployed primarily in digital cable networks. We also provide a variety of server software products to support Liberate TV Navigator software and other set-top box clients. Collectively, these products comprise a software suite called Liberate ConnectTM.

  Interactive Television Services Infrastructure

        We have developed products that provide common functionality needed by various types of services delivered via cable networks and digital set-top boxes. In some cases, these products also give the operator greater control over how services are delivered and who can access them.

        Several of our products are aimed at communications between individuals or between an application service provider and a consumer. Liberate MessageTM software provides a messaging system that delivers data between various points on a network, either between set-top boxes or between servers and set-top boxes. Liberate TV TickerTM software captures live data and manages its broadcast to set-top boxes for services such as an information ticker or other services that uses near-real-time broadcast data (such as a games leader-board). Liberate TV InfoTM software collects television programming-related data and delivers it to the set-top box. Liberate ImprintTM software incorporates both client and server elements in order to collect information about aggregate subscriber usage patterns. Such information helps network operators target and personalize their offerings for subscribers.

  Operations Support Systems

        The Liberate Service Management PortfolioTM is a set of products that lets network operators integrate with existing back-office systems to automate the provisioning of high-speed internet services, circuit-switched cable telephony, and voice-over-IP offerings. The Service Management Portfolio stores and uses domain knowledge, including configurable business rules, technology models, service definitions, process workflows, embedded protocols, and data mapping translations. This stored information helps network operators efficiently deploy and operate voice and data services over increasingly large and complex networks.

        The Liberate Service Management Portfolio software also includes five main applications:

  •
  The Liberate Service Profile ManagerTM application handles subscribers, maintains subscriber profiles, and manages order entry, order management, and service provisioning/activation requests.

  •
  The Liberate Self-Service ManagerTM lets subscribers select and activate their services directly over the Internet without a call center becoming involved. Furthermore, it allows subscribers to access their service profiles and billing information without the need to call a customer service representative.

  •
  The Liberate Service Diagnostics ManagerTM application lets customer service representatives and technical service representatives troubleshoot and diagnose service issues remotely and in real time, while the subscriber is on the phone.

  •
  The Liberate Service Topology ManagerTM application helps cable operators assess the impact of service orders and service changes on service-critical network resources. It also enables flow-through provisioning as well as the maintenance of network segmentation and combining plans.

  •
  The Liberate Service Creation ToolkitTM application lets a network operator's product managers define new broadband services and service bundles according to business needs.

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

Research and Development

        As of June 30, 2003, we had development offices in San Carlos, California and Ontario, Canada. Our total research and development expenses were $51.2 million in fiscal 2001, $44.6 million in fiscal 2002, and $33.2 million on fiscal 2003. These amounts exclude acquisition-related charges for purchased in-process research and development of $22.4 million in fiscal 2001 and $300,000 in fiscal 2003.

Sales and Marketing

        We typically license our server software directly to network operators and license our interactive client software to both network operators and consumer device manufacturers. We license our software primarily through our direct sales force and use indirect resellers in certain developing markets. We have direct sales professionals located in North America and Europe.

Customers

        Our customers are typically large network operators who introduce, market, and promote products and services based on our technology. For fiscal 2001, NTL accounted for 28%, Telewest accounted for 25%, and AOL accounted for 11% of total revenues. For fiscal 2002, Telewest accounted for 19% and NTL accounted for 16% of total revenues. For fiscal 2003, NTL accounted for 20%, Telewest accounted for 16%, and Shaw accounted for 11% of total revenues.

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

Employees

        As of June 30, 2003, we had 268 employees. None of our employees is represented by a collective bargaining agreement and we have never experienced a work stoppage.

Available Information

        We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our Internet website address is www.liberate.com. Information contained on our website is not part of this report.

Risk Factors

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

        We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of customers. See Item 1, "Business—Customers" and Consolidated Financial Statements ("Financial Statements"), Note 16. The specific customers may vary from period to period. As a result, if we do not sell our products and services to one or more customers in any particular period, or a large customer purchases fewer of our products or services, defers or cancels orders, fails to meet its payment obligations, or terminates its relationship with us, our revenues could decline significantly.

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

        We cannot predict or determine the outcome or resolution of the Class Action, the Derivative Action or the SEC investigation. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations, and cash flows.

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

        In order to approach profitability, we will have to bring our expenses more closely in line with our revenues. In fiscal 2002 and 2003, as part of our continuing program of expense management, we announced reductions in workforce that affected approximately 475 employees across the company. See Financial Statements, Note 10. We also instituted other cost-cutting measures, including restricted travel, facilities consolidation, and mandatory vacations and holiday closures. If these cost-cutting measures are not successful, or if we are unable to increase our revenues, we may need to institute further cost reductions.

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

        International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the location of the customer. We derive, and may continue to derive a significant portion of our revenues from sources outside the United States. Accordingly, our success will depend, in part, upon international economic, political, legal, and regulatory conditions; our ability to manage international sales and marketing operations; and our ability to collect international accounts receivable. See Financial Statements, Note 16.

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

        Software development is an inherently complex and subjective process, which frequently results in products that contain errors, as well as defective or non-competitive features or functions. Moreover, our technology is integrated into the products and services of our network operator customers. Accordingly, a defect, error, or performance problem with our technology could cause our customers' cable television or other telecommunications systems to fail for a period. Any such failure could cause severe customer service and public relations problems for our customers and could result in delayed or lost revenues or increased expenses due to adverse customer reaction, negative publicity, and damage claims.

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

        In fiscal 1999, we entered into agreements to issue warrants to several network operators to purchase up to approximately 4.6 million shares of our stock. Those warrants can be earned and exercised if the network operators satisfy specific performance milestones within specific time frames. Pursuant to the requirements of Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we will revalue the warrants if appropriate. The fair market value of the warrants is estimated using the Black-Scholes pricing model. Additionally, the value of the warrants is subject to classification as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized, in accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." See Financial Statements, Notes 2 and 13.

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

        We leased approximately 181,000 square feet of office space for our headquarters and development offices in San Carlos, California. As of June 30, 2003, approximately 52,000 square feet of our headquarters space was under various sublease agreements ranging from 36- to 38-month terms at an average rate that is less than our cost. Approximately 65,000 square feet of our headquarters office space is available for sublease to third parties. We have engaged a commercial real estate broker to market the remaining space and are exploring other lease options. Additionally, we are reviewing other ways to reduce our cash outflows related to facility leases.

Item 3. Legal Proceedings

        Underwriting Litigation.    Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our officers and directors as co-defendants. The suits, which have since been consolidated with hundreds of similar suits filed against underwriters and issuers, allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. While we deny allegations of wrongdoing, we have agreed to enter into a global settlement of these claims, with our insurers expected to cover amounts in excess of our deductible. A suit making similar allegations based on the same facts has also been filed in California state court.

        OpenTV Patent Litigation.    On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern District of California, alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. We have retained O'Melveny & Myers as our legal counsel. We have filed an answer denying OpenTV's allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV's patents invalidated, requesting a finding that our technology does not infringe OpenTV's patents, and seeking monetary damages and injunctive relief against OpenTV. The court has held a claim construction hearing, and trial is currently scheduled for 2004. Because litigation is by its nature uncertain, we are unable to predict whether we may face any material exposure for damages or the need to alter our software arising from this case.

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

        We cannot predict or determine the outcome or resolution of the Class Action, the Derivative Action, or the SEC investigation. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations, and cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

        Our common stock has been quoted on the Pink Sheets system under the symbol "LBRT" since January 17, 2003. From July 28, 1999 to January 16, 2003, our common stock was traded on the Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock:

Fiscal 2002	High	Low
First Quarter	$15.35	$7.75
Second Quarter	$13.95	$7.12
Third Quarter	$12.27	$6.47
Fourth Quarter	$7.60	$4.05
Fiscal 2003	High	Low
First Quarter	$4.15	$1.89
Second Quarter	$1.88	$1.11
Third Quarter	$1.89	$0.96
Fourth Quarter	$2.82	$1.57

        Quotations for the third and fourth quarters of fiscal 2003, when our stock was traded over the counter on the Pink Sheets systems may reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions. As of June 30, 2003, the quoted closing price of our common stock on the Pink Sheets system was $2.98 per share, and there were 328 holders of record of our common stock. This does not include the number of persons whose stock is held in "street name" accounts through brokers.

Recent Sales of Unregistered Securities

        During our fiscal year ended May 31, 2003, we issued options to purchase 5.9 million shares of common stock to new officers and employees outside of our 1999 Equity Incentive Plan. We issued these options under Section 4(2) of the Securities Act of 1933, as amended, and all recipients of these options were accredited investors. We have not yet issued any shares of our stock pursuant to these options.

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

Item 6. Selected Financial Data

        Please read the following selected consolidated financial data in conjunction with the Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations;" Item 8, "Financial Statements and Supplementary Data;" and with other financial data included elsewhere in this report. We have derived the Consolidated Statements of Operations data for the years ended May 31, 2001, 2002 (as restated), and 2003 and the Consolidated Balance Sheet data as of May 31,

2002 (as restated) and 2003, from the audited consolidated financial statements included in Item 8. We have derived the Consolidated Statements of Operations data for the years ended May 31, 1999 and 2000, and the Consolidated Balance Sheet data as of May 31, 1999, 2000, and 2001 from audited consolidated financial statements not included in this report. These historical results do not necessarily indicate the results to be expected in any future period.

	Years ended May 31,
	1999	2000	2001	2002 (As restated)	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License and royalty	$5,281	$2,970	$14,694	$32,251	$7,626
Service	12,304	18,850	25,138	38,212	20,090

Total revenues	17,585	21,820	39,832	70,463	27,716

Cost of revenues:
License and royalty	2,279	2,006	1,836	2,091	1,409
Service	8,519	22,804	30,525	40,414	26,380

Total cost of revenues	10,798	24,810	32,361	42,505	27,789

Gross margin	6,787	(2,990)	7,471	27,958	(73)

Operating expenses:
Research and development	18,171	32,271	51,243	44,580	33,237
Sales and marketing	11,730	18,740	24,176	26,137	19,259
General and administrative	3,975	7,837	11,437	12,484	45,723
Goodwill and intangible asset impairment	—	—	—	—	37,125
Excess facilities charges and related asset impairment	—	—	—	9,904	25,094
Restructuring costs	—	—	—	3,075	9,193
Amortization of deferred costs related to warrants	18	3,513	10,122	12,047	3,837
Amortization of goodwill and intangible assets	6,084	22,081	216,127	220,742	3,571
Amortization of deferred stock-based compensation	507	2,053	1,884	1,669	1,302
Write-off of acquired in-process research and development	—	1,936	22,425	—	300
Warrant-related asset impairment	—	—	—	44,840	—

Total operating expenses	40,485	88,431	337,414	375,478	178,641

Loss from operations	(33,698)	(91,421)	(329,943)	(347,520)	(178,714)
Interest income (expense), net	80	11,634	30,191	15,968	7,003
Other expense, net	(21)	(847)	(6,171)	(2,798)	(14,435)

Loss from continuing operations before income tax provision (benefit)	(33,639)	(80,634)	(305,923)	(334,350)	(186,146)
Income tax provision (benefit)	(586)	137	515	737	1,560

Loss from continuing operations	(33,053)	(80,771)	(306,438)	(335,087)	(187,706)
Loss from discontinued operations	—	—	—	—	(2,262)
Cumulative effect of a change in accounting principle	—	—	—	—	(209,289)

Net loss	$(33,053)	$(80,771)	$(306,438)	$(335,087)	$(399,257)

Basic and diluted net loss per share:
Continuing operations	$(56.60)	$(1.14)	$(2.99)	$(3.16)	$(1.80)

Discontinued operations	—	—	—	—	$(0.02)

Cumulative effect of a change in accounting principle	—	—	—	—	$(2.00)

Basic and diluted net loss per share	$(56.60)	$(1.14)	$(2.99)	$(3.16)	$(3.82)

Shares used in computing basic and diluted net loss per share	584	70,988	102,464	106,144	104,500

	As of May 31,
	1999	2000	2001	2002 (As restated)	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$33,657	$132,962	$126,989	$111,396	$261,689
Working capital	5,446	232,579	221,275	190,551	211,550
Total assets	70,185	746,187	1,026,475	680,941	304,968
Deferred revenues	40,790	69,132	54,216	25,471	15,072
Total long-term liabilities	4,315	1,929	1,734	7,721	24,572
Accumulated deficit	(149,712)	(230,483)	(536,921)	(872,008)	1,271,265
Total stockholders' equity	12,226	658,167	949,682	626,019	221,510

        The following table represents the respective balances as a percentage of total revenues:

	Years ended May 31,
	1999	2000	2001	2002 (As restated)	2003
Revenues:
License and royalty	30%	14%	37%	46%	28%
Service	70	86	63	54	72

Total revenues	100	100	100	100	100

Cost of revenues:
License and royalty	13	9	5	3	5
Service	48	105	76	57	95

Total cost of revenues	61	114	81	60	100

Gross margin	39	(14)	19	40	0

Operating expenses:
Research and development	103	148	129	63	120
Sales and marketing	66	86	61	37	69
General and administrative	23	36	29	18	165
Goodwill and intangible asset impairment	—	—	—	—	134
Excess facilities charges and related asset impairment	—	—	—	14	91
Restructuring costs	—	—	—	5	33
Amortization of deferred costs related to warrants	—	16	25	17	14
Amortization of goodwill and intangible assets	35	101	543	313	13
Amortization of deferred stock-based compensation	3	9	5	2	4
Write-off acquired in-process research and development	—	9	56	—	1
Warrant-related asset impairment	—	—	—	64	—

Total operating expenses	230	405	848	533	644

Loss from operations	(191)	(419)	(829)	(493)	(644)
Interest income (expense), net	—	53	76	23	25
Other expense, net	—	(4)	(15)	(4)	(52)

Loss from continuing operations before income tax provision (benefit)	(191)	(370)	(768)	(474)	(671)
Income tax provision (benefit)	(3)	—	1	1	6

Loss from continuing operations	(188)	(370)	(769)	(475)	(677)
Loss from discontinued operations	—	—	—	—	(8)
Cumulative effect of a change in accounting principle	—	—	—	—	(755)

Net loss	(188)%	(370)%	(769)%	(475)%	(1,440)%

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

        In fiscal 2003 our revenues have declined significantly, as well as our cost of revenues, research and development expenses, and sales and marketing expenses, which have declined in some areas due to several reductions in force. Our general and administrative expenses have increased primarily due to the expenses incurred in connection with our restatement and related investigations, litigation, and proceedings.

        The consolidated financial statements and related financial data presented in this report reflect the impact of the restatement of our financial statements as of, and for the year ended May 31, 2002. For further information regarding the restatement, see Item 1, "Business."

Restatement of Our Financial Statements for the Fiscal Year Ended May 31, 2002 and Revision of Our Financial Information for the Quarter Ended August 31, 2002

        On October 15, 2002, we announced that we would restate our financial results for our fourth quarter and fiscal year ended May 31, 2002 and delay the filing of our quarterly report on Form 10-Q for the quarter ended August 31, 2002. Our audit committee, which is composed of independent outside directors, retained independent counsel to review our revenue reported during our fiscal year ended May 31, 2002. While our audit committee's investigation was pending, we were not able to file our quarterly reports on Form 10-Q, and as a result, our stock was delisted from the Nasdaq National Market in January 2003 and currently trades through the Pink Sheets system.

        Our audit committee and its independent advisors concluded that our historical financial statements had overstated our revenue by $9.9 million for fiscal 2002, so that our revenue for that year should have been reported as $70.5 million. Expenses for fiscal 2002 were understated by $216,000, reflecting increases of approximately $646,000 related to cost of service revenues, offset by decreases in research and development expense of $229,000 and income tax provisions of $201,000. Our reported net loss for fiscal 2002 was understated by $10.1 million, and should have been reported as $335.1 million.

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

Recent Acquisition

        In fiscal 2003, we acquired the outstanding capital stock of Sigma Systems, a privately-held corporation based in Toronto, Canada, for $60.4 million in cash, before deducting $22.3 million of cash received in connection with the acquisition. We also assumed Sigma Systems' unvested options with a fair value of $1.9 million, agreed to satisfy a certain obligation of Sigma Systems to its employees in the aggregate amount of $3.0 million, and incurred acquisition costs of approximately $1.3 million. The total consideration and acquisition costs were $66.6 million and we accounted for the acquisition as a purchase. At the time of acquisition, Sigma Systems developed and marketed operational support systems ("OSS") software that lets network operators create, deploy, monitor, and maintain digital subscriber services. Through this acquisition, we sought to expand our product offerings for network operators. In September 2002, Sigma Systems changed its legal name to Liberate Technologies (Toronto) Ltd. We have included the results of operations of Sigma Systems in our consolidated financial statements since August 8, 2002.

        With assistance from an outside appraisal firm, we determined the fair value of various acquired assets, including in-process research and development. Identified assets included in-process research and development, developed technology, assembled workforce, installed customer base, and goodwill.

        We have allocated the total purchase price consideration of $66.6 million as follows (in thousands):

Cash	$22,314
Receivables and other current assets	2,232
Property, plant and equipment	672
Liabilities assumed	(3,586)
Deferred compensation	184
In-process research and development	300
Intangible assets	9,830
Goodwill	34,630

Net assets acquired	$66,576

        We immediately wrote off $300,000 of acquired in-process research and development that had not reached technological feasibility and had no alternative future use. The value of Sigma Systems' in-process research and development was determined by using the income approach, which measures the present worth and anticipated future benefit of the intangible asset. The write-off of acquired in-process research and development was included in operating expenses on our condensed consolidated statement of operations.

        We also used the income approach to determine the value of Sigma Systems' existing products and technology, customer lists and order backlog, and trademarks. Based on these valuations, we recorded $9.8 million of intangible assets. Intangible assets consisted of $9.2 million of existing technology and $630,000 of customer lists and order backlog and trademarks. We also recorded $34.6 million of goodwill, which represents the purchase price in excess of the identified net tangible and intangible assets. In accordance with SFAS 142, we will not amortize goodwill but will review it for impairment at least once a year. Accordingly we wrote off $31.5 million of goodwill and $6.3 million of intangible assets during the fourth quarter of fiscal 2003.

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

  Revenue Recognition

        License and Royalty Revenues.    For fiscal 2001, 2002, and 2003, license and royalty revenues consisted principally of fees earned from the licensing of our software, as well as royalty fees earned upon the shipment or activation of products that incorporate our software. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements;" American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition;" and SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Under these pronouncements, we recognize revenues from software license fees when the licensed product is delivered, collection is probable, the fee for each element of the transaction is fixed or determinable, there is persuasive evidence of an arrangement, and there is vendor-specific objective evidence of fair value supporting allocation of the total fee to all undelivered elements of the arrangement.

        Our agreements may include a combination of elements, such as consulting, maintenance, and other services. For license agreements that contain multiple elements, we unbundle the revenue for undelivered elements from the total arrangement based on each element's vendor-specific objective evidence of fair value and defer that revenue until delivery of that element occurs. Once the undelivered elements have been valued and unbundled, we recognize the residual arrangement fees (for the delivered elements), which consist of the value of the arrangement less the vendor-specific objective evidence of the undelivered elements. Where vendor-specific objective evidence of fair value is not determinable for undelivered elements, we defer all revenue until those elements are delivered or until vendor-specific objective evidence of the undelivered elements is determinable. However, if such undelivered elements consist of services that are essential to the functionality of the software or result in customization or modification of the software, we recognize license and service revenues using contract accounting, pursuant to SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." If license arrangements include the rights to unspecified future products, revenue is recognized ratably over the contractual or estimated economic term of the arrangement. We recognize royalty revenues when a network operator reports that it has shipped or activated products or if its rights to deploy such products expire.

        We offset license and royalty revenues by certain costs as a result of the application of EITF 01-09. EITF 01-09 generally requires that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized from that customer. According to the guidance provided, we adopted EITF 01-09 on December 1, 2001, and for comparative purposes, we have reclassified our financial statement presentations for prior periods. Adopting EITF 01-09 did not affect our basic and diluted net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements. See "Effects of Recent Accounting Pronouncements" discussed below in Financial Statements, Note 2.

        Service Revenues.    For fiscal 2001, 2002, and 2003, service revenues consisted of consulting, maintenance, and other services. We generally recognize consulting and other service revenues, including non-recurring engineering and training, as services are performed. Where consulting services are performed under a fixed-price arrangement, we recognize revenues on a percentage-of-completion basis. Maintenance services include both updates and technical support. Maintenance revenues are recognized ratably over the term of the maintenance agreement, and generally range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided. License agreements may include a combination of elements, such as consulting, maintenance, and other services. For license agreements that contain multiple elements, we unbundle the revenue for undelivered elements from the total arrangement based on each element's vendor-specific objective evidence of fair value and defer that revenue until delivery of that element occurs. Once the undelivered elements have been valued and unbundled, we recognize the residual arrangement fees, for the delivered elements, which consist of the value of the arrangement less the vendor-specific objective evidence of fair value of the undelivered elements. Where vendor-specific objective evidence is not determinable for undelivered elements, we defer all revenue until those elements are delivered or until vendor-specific objective evidence of fair value of the undelivered elements is determinable.

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

        According to the guidance provided, we adopted EITF 01-14 on December 1, 2001, and for comparative purposes, we have reclassified our financial statement presentations for prior periods. Adopting EITF 01-14 did not affect our basic and diluted net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements. See "Effects of Recent Accounting Pronouncements" discussed below in Financial Statements, Note 2.

  Deferred Costs Related to Warrants

        We value warrants based on their estimated fair value using the Black-Scholes pricing model as of the earlier of the date that the warrants are earned or the date that it became likely that they would be earned. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. Under the requirements of EITF 96-18, "Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123," we continue to revalue warrants if appropriate. We record the value of warrants as deferred costs, a non-current asset on our Consolidated Balance Sheet and generally amortize deferred costs over the estimated economic life of the arrangements under which the warrants are issued.

        We evaluate deferred costs for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." An assessment of deferred costs for impairment is subjective by nature, and significant management judgment is required to forecast future revenue streams and projected cash flows. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of deferred costs. See Financial Statements, Note 7.

  Restructuring Costs

        We record restructuring costs in accordance with EITF No. 94-03, "Liability Recognition of Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring," and SAB No. 100, "Restructuring and Impairment Charges." Severance costs include those expenses related to severance pay, related employee benefit obligations, and the acceleration of certain stock option grants in connection with terminated employees. Our executive management approves the scope of any reductions in force. Facilities costs include obligations under non-cancelable leases for facilities we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of intangible assets and amounts expected to be paid in connection with terminated contracts. As of January 1, 2003, we adopted SFAS No. 146, "Accounting for Exit or Disposal Activities," which addresses accounting for and reporting costs associated with exit or disposal activities and nullifies EITF 94-03. See Financial Statements, Notes 2 and 10.

        We have recorded, and may record in the future, significant restructuring costs in connection with reductions in force and the consolidation of our research and development activities into our development centers in San Carlos, California, and Ontario, Canada. In some cases, these costs were based on management estimates. See Financial Statements, Note 10.

  Marketable Securities

        All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Short-term marketable securities are those with maturities greater than 90 days but less than one year. Long-term marketable securities have original maturities greater than one year. Unrealized gains and losses on marketable securities are reported net of related taxes as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

  Equity Investments

        We have seen significant declines in the value of our equity investments in private companies. Because our cumulative ownership percentage is less than 20%, we recorded these investments on our consolidated balance sheet at cost.

        We evaluate our equity investments for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." We continue to consider various factors in determining whether we should recognize an impairment charge, including an entity's cash available for operations, performance to budget, general business condition, ability to obtain additional working capital, and business plan. Negative changes in these factors could materially impair our equity investments. Significant management judgment is required to determine whether these equity investments should be impaired. See Financial Statements, Notes 2 and 11.

  Goodwill and Intangible Assets

        We evaluate goodwill and intangible assets for impairment in accordance with SFAS 142 and SFAS 144 respectively. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results and projected cash flows. If our estimates or related assumptions change in the future, theses changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill.

        We adopted SFAS 142 "Goodwill and Other Intangibles," on June 1, 2002. In accordance with the provisions of SFAS 142, the value of an assembled workforce which was previously included in intangible assets, is now considered a part of goodwill. Under SFAS 142, goodwill and the value of an assembled workforce are no longer subject to amortization over their estimated useful lives. We assess the value of goodwill and the value of an assembled workforce at least once a year. Additionally, an acquired intangible asset will be separately recognized if its benefit comes through contractual or other legal rights, or if it can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. See Financial Statements, Note 2.

  Excess Facilities Charges and Related Asset Impairment

        SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," was in effect through May 31, 2002. Under SFAS 121, we periodically evaluated our excess facilities and related long-lived assets for impairment, initiating a review whenever events or changes in circumstances indicated that the carrying amount of a long-lived asset might not be recoverable. Accordingly, under SFAS 121, we recorded excess facilities charges and related asset impairment expense for fiscal 2002 and 2003.

        Effective June 1, 2002, we began evaluating our facilities and related long-lived assets for impairment in accordance with SFAS 144, which superseded the accounting and reporting provisions of SFAS 121. Significant management judgment is required in order to estimate the magnitude of the excess facilities charges and related asset impairment. These estimates are based on many factors, including current real estate market rates and conditions, anticipated occupancy rates, and forecasted future sublease income. As of January 1, 2003, we adopted SFAS No. 146, "Accounting for Exit or Disposal Activities," which addresses accounting for and reporting costs associated with exit or disposal activities, including excess facilities charges and related asset impairment associated with reductions in force, and nullifies EITF 94-03. See Financial Statements, Notes 2 and 7.

  Allowance for Doubtful Accounts

        Management periodically evaluates the adequacy of our allowance for doubtful accounts. In order to do this, we evaluate our accounts receivable at the end of each accounting period for amounts that we believe are subject to collection risk. We perform this evaluation by reviewing customer financial statements and available credit information, historical collection experience with each customer, and the age of each outstanding receivable. Significant management judgment is required in determining the adequacy of the allowance for doubtful accounts. Changes in market or customer conditions could affect this evaluation. See Financial Statements, Note 2.

  Litigation

        Management's estimated range of liability related to pending litigation is based on claims for which we can estimate the amount and range of loss with a reasonable degree of confidence and the likelihood of a loss is probable. We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we specifically accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time the accrual is recorded. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial condition. See Financial Statements, Notes 2 and 11.

  Accounting for Income Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities and assets are determined based on the differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the period in which the differences are expected to be reversed. We are required to estimate our income tax liability in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposures and assess the temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We regularly assess whether we will likely be able to use these tax assets and if we determine that we are not likely to be able to use them, we will record a valuation allowance that offsets their full value. We concluded that a full valuation allowance was required for fiscal 2001, 2002, and 2003. See Financial Statements, Note 2.

  Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation,"

to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. The additional disclosures requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock option is less than market price of the underlying stock at the date of grant. We have not recorded compensation expenses in the periods presented because stock options were granted at their fair market value on the date of grant. See Financial Statements, Note 2 for required disclosures under SFAS 148.

Discontinued Operations

        In August 2002, we acquired the outstanding capital stock of Sigma Systems Group (Canada). In accordance with SFAS 142, we determined that Sigma Systems had two reporting units, OSS and Bill-Care. Subsequently, in May 2003, we sold the business and assets related to Bill-Care to Sigma Software Solutions, Inc, a company owned by certain former shareholders of Sigma Systems, for consideration of $1.0 million in cash, which resulted in a loss on sale of $177,000.

        Pursuant to the provisions of SFAS 144, amounts in our financial statements for periods in fiscal 2003 and the related notes have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under "Loss from discontinued operations" on the consolidated statement of operations. In addition, a loss of $177,000 arising on the sale of discontinued operations was recorded in the fourth quarter of fiscal 2003. We reclassified $1.2 million of revenue and $2.3 million of net loss as part of discontinued operations for the year ended May 31, 2003.

Results of Operations

  Revenues

        For fiscal 2001, 2002, and 2003, we generated license and royalty revenues by licensing our client and server products, applications, and tools, primarily to network operators that provide television services, and, in a small number of cases, to set-top box manufacturers. We generated service revenues from consulting, maintenance, and other services provided in connection with those licenses. The adoption of EITF 01-09 and 01-14 in December 2001 has affected our presentation of all revenue components for the past and current periods reported in this report. See Financial Statements, Note 13.

        As previously noted, a portion of our revenues from fiscal 2001 through 2003 and of our deferred revenue balances during those periods arose from pre-payments we received in fiscal 1999 and 2000 from a limited number of North American network operators. By the end of fiscal 2003, we had recognized a total of $33.6 million in revenue (excluding any impact of warrant-related revenue offsets) from the pre-payments of these large North American network operators. In some cases, we recognized revenue upon termination of a customer's right to credit these fees for software deployment or future services. Our revenues from these pre-payments declined significantly in fiscal 2003 versus fiscal 2002. Also, our OSS business (from the acquisition of Sigma Systems in August 2002) contributed $2.3 million to total revenues in fiscal 2003. We do not expect that our revenues will equal or exceed historical levels until we receive significant new revenue commitments from existing or new customers.

        Total revenues for the periods reported were as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Total revenues	$39,832	$70,463	$27,716

Increase (decrease), year over year		$30,631	$(42,747)

Percentage increase (decrease), year over year		77%	(61)%

        Domestic and international revenues as a percentage of total revenues were as follows:

	Years ended May 31,
	2001	2002 (As restated)	2003
International revenues	67%	67%	78%
U.S. based revenues	33%	33%	22%

Total revenues	100%	100%	100%

        License and Royalty.    License and royalty revenues for the periods reported were as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
License and royalty revenues	$14,694	$32,251	$7,626

Percentage of total revenues	37%	46%	28%

Increase (decrease), year over year		$17,557	$(24,625)

Percentage increase (decrease), year over year		119%	(76)%

        License and royalty revenues increased from fiscal 2001 to fiscal 2002 primarily due to the expiration and recognition of unused prepaid license and royalty fees of approximately $11.6 million in fiscal 2002. This increase was partially offset by a decrease in royalty revenues of $2.9 million as a result of a slowdown in digital unit deployments from some of our customers. Our European customers also incurred lower per unit royalty rates as they achieved volume discount pricing levels. In addition, license and royalty revenues increased in fiscal 2002 due to the effects of EITF 01-09 which caused the warrant related amortization offset to revenue to decrease significantly. This offset decreased from $13.1 million for fiscal 2001 to $5.0 million for fiscal 2002 which resulted in an increase in license and royalty revenue of $8.1 million. The warrant offset in fiscal 2002 included a charge of $1.1 million related to warrant repurchases. See Financial Statements Note 2.

        License and royalty revenues decreased from fiscal 2002 to fiscal 2003 due to a significant slowdown in digital unit deployments, which resulted in a reduction in royalty revenue of $11.1 million from our European customers, as well as lower sales and recognition of server and development tool software licenses of $3.4 million. In addition, this decrease is due to a reduction in the levels of expiration and recognition of unused prepaid license and royalty fees from approximately $11.6 million in fiscal 2002 to $1.8 million in fiscal 2003. The acquisition of our OSS business in August 2002 added $1.1 million of licensing and royalty revenues in fiscal 2003. Warrant-related offsets to revenues did not change significantly and were $5.0 million for fiscal 2002 and $4.5 million for fiscal 2003. We expect license and royalty revenue will be less than recent historical levels until we receive significant new revenue commitments from existing or new customers

        As a result of the factors discussed above, license and royalty revenues decreased as a percentage of total revenues from fiscal 2002 to 2003.

        Service.    Service revenues for the periods reported were as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Service revenues	$25,138	$38,212	$20,090

Percentage of total revenues	63%	54%	72%

Increase (decrease), year over year		$13,074	$(18,122)

Percentage increase (decrease), year over year		52%	(47)%

        Service revenues increased in absolute dollars from fiscal 2001 to fiscal 2002 primarily due to increased maintenance revenues from some of our European customers as a result of these customers reaching higher deployment levels. These customers are now paying maintenance fees based on cumulative license fees and deployment royalties incurred, rather than fixed annual minimum payments. In addition, service revenues increased in fiscal 2002 due to the continued growth in our customer base, which resulted in an increase in the amount of integration, implementation, and support services that we provided. Also contributing to the growth for fiscal 2002 was the finalization and amendment of certain services contracts with customers, which allowed us to recognize approximately $1.9 million of services revenues in 2002 for services performed in 2001. The expiration and recognition of unused prepaid service fees also contributed to the increase in service revenues from fiscal 2001 to 2002.

        Service revenues decreased in absolute dollars from fiscal 2002 to 2003 largely due to a slowdown in new software license sales and in software deployments by existing customers, which led to fewer professional service projects. Additionally, maintenance revenues in fiscal 2003 decreased by $3.5 million as a result of lower per unit support pricing for our European customers and delays in support renewals, as well as support cancellations. The expiration and recognition of unused prepaid service fees of $1.8 million in fiscal 2002 which did not recur in fiscal 2003 also contributed to the service revenues decrease. This decrease was partially offset by $1.2 million of service revenues in fiscal 2003 contributed from the OSS business.

        Services revenues decreased as a percentage of total revenues from fiscal 2001 to fiscal 2002 reflecting higher license and royalty revenues. Service revenues increased as a percentage of total revenues from fiscal 2002 to fiscal 2003 reflecting the significant drop in licensing and royalty revenues in fiscal 2003.

  Cost of Revenues

        Total cost of revenues for the periods reported was as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Cost of revenues	$32,361	$42,505	$27,789

Percentage of total revenues	81%	60%	100%

Increase (decrease), year over year		$10,144	$(14,716)

Percentage increase (decrease), year over year		31%	(35)%

        License and Royalty.    Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. Cost of license and royalty revenues for the periods reported was as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Cost of license and royalty revenues	$1,836	$2,091	$1,409

Percentage of license and royalty revenues	12%	6%	18%

Increase (decrease), year over year		$255	$(682)

Percentage increase (decrease), year over year		14%	(33)%

        Cost of license and royalty revenues did not change materially in absolute dollars from fiscal 2001 to fiscal 2002. Cost of license and royalty revenues decreased as a percentage of license and royalty revenues from fiscal 2001 to fiscal 2002 primarily due to the increase in license and royalty revenues.

        Cost of license and royalty revenues decreased from fiscal 2002 to fiscal 2003 due to the decrease in license and royalty revenues during fiscal 2003. Cost of license and royalty revenues increased as a percentage of license and royalty revenues from fiscal 2002 to fiscal 2003 primarily due to the decrease in license and royalty revenues in fiscal 2003. Cost of license and royalty revenues related to our OSS business following the acquisition of Sigma Systems in August 2002 were $94,000 in fiscal 2003. We anticipate that cost of license and royalty revenues will fluctuate in future periods to the extent that customers deploy our software and as we integrate third-party technologies in our products.

        Service.    Cost of service revenues consists primarily of salary and other related costs for employees and external contractors. Cost of service revenues for the periods reported was as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Cost of service revenues	$30,525	$40,414	$26,380

Percentage of service revenues	121%	106%	131%

Increase (decrease), year over year		$9,889	$(14,034)

Percentage increase (decrease), year over year		32%	(35)%

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

        Cost of service revenues decreased in absolute dollars from fiscal 2002 to fiscal 2003 primarily due to the restructuring of the services group, resulting in compensation and employee benefits reductions of $2.6 million, lower travel expenses of $3.0 million, and a substantial decrease in the use of external contractors of $4.6 million. The increase in cost of service revenues as a percentage of service revenues was primarily due to a 47% decrease in service revenues from fiscal 2002 to fiscal 2003. Cost of services related to our OSS business following the acquisition of Sigma Systems in August 2002 was $2.3 million. We expect cost of service revenues to decrease in the near term due to the restructuring of our professional services organization and lower projected service revenues.

  Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salary, employee-related expenses, and costs for external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses were as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Research and development	$51,243	$44,580	$33,237

Percentage of total revenues	129%	63%	120%

Decrease, year over year		$(6,663)	$(11,343)

Percentage decrease, year over year		(13)%	(25)%

        Research and development expenses decreased from fiscal 2001 to fiscal 2002 due to decreases in spending for external contractors of $4.5 million and employee-related expenses, including salaries, benefits, and travel, of $2.8 million. These decreases were partially offset by increased depreciation expense of $837,000. In addition, fiscal 2001 reflected the recognition of $906,000 of offsets to research and development expenses that were a result of our professional services agreement with Source Media in fiscal 2001 that transferred certain costs from research and development to professional services cost of revenues. In February 2002, we restructured operations to close our research and development offices in Horsham, Pennsylvania and Murray City, Utah. The restructuring, as well as normal attrition, decreased our research and development headcount from 270 employees in fiscal 2001 to 231 employees in fiscal 2002. See Financial Statements, Note 10.

        Research and development expenses decreased from fiscal 2002 to fiscal 2003 due to the restructuring of our research and development operation, resulting in a 24% headcount reduction and lower employee-related spending of $7.5 million . External contractor costs also decreased by 49% or $1.7 million due to a transfer of costs from research and development to cost of services in connection with a large non-recurring engineering project during the period. Research and development expenses related to our OSS business were $6.7 million in fiscal 2003. See Financial Statements, Note 10 for a detailed explanation of restructuring costs. In the near term, we expect research and development expenses to decline due to the restructuring of the research and development organization. If revenues increase, we expect research and development expenses to decline as a percentage of total revenues in the long term.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other employee-related expenses for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and regional sales offices. Sales and marketing expenses were as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Sales and marketing	$24,176	$26,137	$19,259

Percentage of total revenues	61%	37%	69%

Increase (decrease), year over year		$1,961	$(6,878)

Percentage increase (decrease), year over year		8%	(26)%

        Sales and marketing expenses increased in absolute dollars from fiscal 2001 to fiscal 2002 because of a $1.3 million increase in employee bonuses paid in fiscal 2002. Additionally, as sales and marketing headcount grew from 69 employees in fiscal 2001 to 79 employees in fiscal 2002 to meet increased business levels, employee-related expenses grew an additional $268,000. Also contributing to the higher expenses for fiscal 2002 were increased depreciation of $478,000 and increased spending for external contractors of $375,000, These increases were partially offset by a decrease in marketing communications expenses of $543,000, and computer, voice and data expenses of $266,000.

        Sales and marketing expenses decreased in absolute dollars from fiscal 2002 to fiscal 2003 primarily due to a 73% reduction in headcount resulting in reduced salaries of $1.3 million for fiscal 2003, a $3.2 million decrease in sales commissions and bonuses due to lower sales, and a $1.1 million decrease in marketing communications expenses. Sales and marketing expenses related to sales of our OSS products were $476,000 in fiscal 2003. We believe sales and marketing expenses will decrease as a result of our restructurings. If revenues increase, we expect sales and marketing expenses to decline as a percentage of total revenues in the long term.

        General and Administrative.    General and administrative expenses consist primarily of salaries and other employee-related expenses for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; estimated litigation liabilities; and non-income-based taxes. General and administrative expenses for the periods reported were as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
General and administrative	$11,437	$12,484	$45,723

Percentage of total revenues	29%	18%	165%

Increase, year over year		$1,047	$33,239

Percentage increase, year over year		9%	266%

        General and administrative expenses increased in absolute dollars from fiscal 2001 to fiscal 2002, primarily due to $982,000 of increased employee-related expenses as headcount grew from 40 employees in fiscal 2001 to 46 employees in fiscal 2002 to accommodate increased business levels. In addition, during fiscal 2002, we recorded non-income based taxes related to our Horsham, Pennsylvania operations of $334,000. These increases were partially offset by decreases in professional fees of $864,000 for fiscal 2002.

        General and administrative expenses increased significantly in absolute dollars from fiscal 2002 to fiscal 2003, in part due to an additional $7.5 million in legal and accounting fees incurred in connection with our audit committee investigation, resulting financial restatement, and related litigation. In addition, we recorded a charge of $25.0 million for an estimated liability associated with our shareholder litigation. Legal expenses incurred in connection with the OpenTV patent litigation were $1.5 million in fiscal 2003. We also incurred costs of $549,000 in connection with a proposed merger that was terminated prior to completion in fiscal 2003. Such increases were partially offset by a reduction of $586,000 in salaries. General and administrative costs related to our OSS business were $185,000 in fiscal 2003. In the near term, we believe that general and administrative expenses will continue to be higher than usual until the conclusion of the restatement activity and related litigation. If revenues increase, we expect general and administrative expense to decrease as a percentage of revenues.

        Goodwill and Intangible Asset Impairment.    In Q1 FY03, we acquired Sigma Systems and recorded goodwill of $34.6 million and intangible assets of $9.8 million. Per SFAS 142, we determined that Sigma Systems has two reporting units, OSS and Bill-Care. During Q4 FY03, a decision was made to dispose of the Bill-Care reporting unit. This decision, coupled with indicators that the OSS long-lived assets may not be recoverable, principally due to the lower actual revenue results as compared to the revenue forecasts at time of acquisition, resulted in a test for impairment under SFAS 144. As a result of the SFAS 144 test of intangible assets, we recorded a $5.6 million impairment for the OSS intangible assets leaving a net balance at May 31, 2003 of $1.3 million. We also recorded an intangible asset impairment charge of $766,000 for Bill-Care intangibles. We then performed our annual test for goodwill impairment under SFAS 142. As a result of this test, we recorded a goodwill impairment of $31.5 million for OSS goodwill and determined that Bill-Care goodwill was not impaired. The total OSS impairment charge of $37.1 million is recorded as a component of operating expenses in the accompanying consolidated statement of operations under "Goodwill and intangible asset impairment." The Bill-Care intangible asset impairment charge is recorded as a component of "Loss from discontinued operations." Future goodwill and intangible impairment tests may result in charges to earnings if the Company determines that these long-lived assets have been further impaired. See Financial Statements, Note 2.

        Excess Facilities Charges and Related Asset Impairment.    We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future and do not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future. We record excess facilities charges and related asset impairment when we believe that the future cash flows will not cover the carrying amounts of those assets. For fiscal 2002, we recorded excess facilities charges and related asset impairment of $9.9 million. Of that amount, $9.3 million related to a change in estimated future income from excess facilities and represented the remaining lease commitment on the excess facilities, net of expected sublease income. Additionally, approximately $600,000 of that amount related to the impairment of certain long-lived assets, including leasehold improvements, that we estimated would not generate future cash flows sufficient to cover their carrying amounts. For fiscal 2003, we recorded excess facility charges and related asset impairment of $25.1 million. This charge was primarily driven by the fact that we vacated additional space in our headquarters facility in FY03 as a result of our restructuring and related reductions in workforce. In addition, with continued unfavorable trends in the commercial real estate markets, we adjusted our estimated timeframes to sublease our excess space and adjusted our anticipated sublease rates downward. We did not record excess facilities charges and related asset impairment for fiscal 2001.

        Restructuring Costs.    Restructuring costs include severance costs, facilities costs, and other costs. Severance costs include those expenses related to severance pay and related employee benefit obligations, including the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of intangible assets, disposal of fixed assets, and amounts paid in connection with terminated contracts. See Financial Statements, Note 10.

        We recorded $3.1 million of restructuring costs for fiscal 2002, which consisted of $2.5 million of restructuring costs and $616,000 of expenses related to the impairment of fixed assets. We recorded $9.4 million of restructuring costs for fiscal 2003, which consisted of employee severance and related expenses. Additionally, we reversed $241,000 of estimated restructuring expenses. We expect annualized savings of approximately $43.0 million as a result of our restructurings in fiscal 2003. We did not record restructuring costs for fiscal 2001. See Financial Statements, Note 10.

        Restructuring costs for fiscal 2002 and fiscal 2003 consisted of the following components (in thousands):

	Years ended May 31
	2002 (As restated)	2003
Salaries and employee-related expenses	$978	$9,434
Disposal of fixed assets	616	—
Write-down of intangible assets	500	—
Lease commitments	438	—
Acceleration of certain stock option grants	281	—
Other items	262	—
Change to estimated restructuring expense	—	(241)

Restructuring costs	$3,075	$9,193

        Amortization of Deferred Costs Related to Warrants.    We amortize deferred costs related to warrants over their estimated useful lives, which are generally five years. Amortization expense consists of the portion of periodic expense for warrants that is not an offset to revenues. See Financial Statements, Note 13. Amortization included in operating expenses was as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Amortization of deferred costs related to warrants	$10,122	$12,047	$3,837

Percentage of total revenues	25%	17%	14%

Increase (decrease), year over year		$1,925	$(8,210)

Percentage increase (decrease), year over year		19%	(68)%

        Amortization expense of deferred costs related to warrants increased from fiscal 2001 to fiscal 2002 because we reclassified less amortization as an offset to revenues in fiscal 2002. Total revenue offsets related to warrants were $13.1 million in fiscal 2001 versus $3.8 million in fiscal 2002. See Financial

Statements, Note 2. This increase was partially offset by a reduction in the actual amount of periodic amortization expense due to the impairment of deferred costs related to warrants in fiscal 2002.

        In fiscal 2001, we offset more amortization to revenues related to network operators who had made prepayments that we had recorded as deferred revenue. In some cases, those offsets decreased in fiscal 2002 as all available amounts of deferred prepayments had been absorbed against offsets for prior years. This increase in amortization expense was partially offset by a decrease in the periodic amount of amortization charged to operating expenses as a result of the impairment of deferred costs related to warrants discussed above. The impairment of $44.8 million, reduced amortization by $7.3 million for fiscal 2002. See Financial Statements, Note 13.

        Amortization expense of deferred costs related to warrants decreased from fiscal 2002 to fiscal 2003 as a direct result of the reduction in the carrying value due to impairment of $44.8 million in the second quarter of fiscal 2002. This action reduced the amount of amortization we record each quarter by $3.6 million and for each year by $14.5 million. Amortization expense of deferred costs related to warrants may increase if additional warrants are earned, accelerated, or modified and to the extent that amortization expense related to these warrants is classified as an expense rather than as an offset to revenues.

        Amortization of Goodwill and Intangible Assets.    Goodwill and intangible assets represent the purchase price of companies that we have acquired in excess of identified tangible assets. Intangible assets are amortized over three years. See Financial Statements, Note 4. From our inception through May 31, 2003, we have recorded goodwill and intangible assets related to four acquisitions:

  •
  In August 1997, we acquired Navio and recorded $18.3 million of goodwill that was fully amortized by the end of the first quarter of fiscal 2001.

  •
  In March 2000, we acquired the Virtual Modem assets of SourceSuite and recorded $185.5 million of goodwill and $6.5 million of intangible assets.

  •
  In June 2000, we acquired MoreCom and recorded $468.0 million of goodwill and $2.9 million of intangible assets.

  •
  In August 2002, we acquired the outstanding capital stock of Sigma Systems and recorded $34.6 million of goodwill and $9.8 million of intangible assets.

        The components of amortization of goodwill and intangible assets for the periods reported were as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Goodwill amortization expense	$213,052	$217,718	$—
Intangible assets amortization expense	3,075	3,024	3,571

Amortization of goodwill and intangible assets	$216,127	$220,742	$3,571

Percentage of total revenues	543%	313%	13%

Increase (decrease), year over year		$4,615	$(217,171)

Percentage increase (decrease), year over year		2%	(98)%

        Amortization of goodwill and intangible assets increased slightly from fiscal 2001 to fiscal 2002 as we recorded a full year of amortization expense for MoreCom compared to only eleven months of amortization expense for the prior year. We adopted SFAS 142 on June 1, 2002. In accordance with the provisions of SFAS 142, the value of an assembled workforce, which was previously included in intangible assets, is now considerated a part of goodwill. Under SFAS 142, goodwill and the value of an assembled workforce are no longer subject to amortization, therefore eliminating amortization expense of $202.6 million for fiscal 2003. Additionally, we expect to amortize the remaining book value of $1.3 million of our intangible assets ratably over the next two fiscal years. See Financial Statements, Note 2.

        Amortization of Deferred Stock-based Compensation.    Deferred stock-based compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the option exercise price of such options at the grant date, which were granted prior to our initial public offering. We amortize stock-based compensation for stock options granted to employees and others on a straight-line basis over the vesting period of such options. Amortization of deferred stock-based compensation expense for the periods reported was as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Amortization of deferred stock-based compensation	$1,884	$1,669	$1,302

Percentage of total revenues	5%	2%	4%

Decrease, year over year		$(215)	$(367)

Percentage decrease, year over year		(11)%	(22)%

        The decrease in amortization for deferred stock-based compensation for each of the fiscal years was attributable to employee terminations and, to a lesser extent, to the completion of vesting of certain employee options.

        Write-off of Acquired In-Process Research and Development.    The write-off of acquired in-process research and development consists of the value of research projects and products that were in process on the date of certain acquisitions that we believe had not reached technological feasibility and had no alternative future use. For fiscal 2001, we wrote off $22.4 million of acquired in-process research and development related to our acquisition of MoreCom and for fiscal 2003, we wrote off $300,000 of acquired in-process research and development related to our acquisition of Sigma Systems. The value of the in-process research and development was determined by using the income approach, which measures the present value and anticipated future benefit of the intangible asset. See Financial Statements, Note 4. We did not write off acquired in-process research and development in fiscal 2002.

        Warrant-Related Asset Impairment.    In fiscal 2002, we recorded warrant-related asset impairment expense of $44.8 million under the provisions of SFAS 121. This impairment charge reduced the carrying value of deferred costs related to warrants to a level equal to the expected associated future revenues. Based on favorable economic factors and management's judgment, there was no warrant-related asset impairment expense for fiscal 2001. Beginning June 1, 2002, we evaluated deferred costs related to warrants for impairment in accordance with SFAS 144. See "Critical Accounting Policies" above and Financial Statements, Note 2.

  Interest Income (Expense), net

        Interest income (expense), net consists of interest earned on our cash, cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income (expense), net for the periods reported was as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Interest income (expense), net	$30,191	$15,968	$7,003

Percentage of total revenues	76%	23%	25%

Decrease, year over year		$(14,223)	$(8,965)

Percentage decrease, year over year		(47)%	(56)%

        Interest income (expense), net decreased from fiscal 2001 to fiscal 2002 and from fiscal 2002 to fiscal 2003, primarily due to lower cash balances, declining interest rates, and the reinvestment of some of our longer-term investments previously invested at higher yields.

  Other Expense, Net

        Other expense, net consists of write-downs of equity investments that have been permanently impaired, losses on disposals of fixed assets, foreign currency exchange gains and losses, and other non-operating income and expenses. The components of other expense, net for the periods reported was as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Other (income) expense	$(914)	$(54)	$(231)
Loss on equity investments	5,300	1,400	12,128
Loss on fixed assets	630	1,144	480
Foreign exchange loss	1,155	308	2,058

Other expense, net	$6,171	$2,798	$14,435

Percentage of total revenues	15%	4%	52%

Increase (decrease), year over year		$(3,373)	$11,637

Percentage increase (decrease), year over year		(55)%	416%

        Other expense, net decreased $3.4 million from fiscal 2001 to fiscal 2002, primarily due to a decrease of $3.9 million in impairment recorded for certain private equity security investments whose value was permanently impaired and a decrease of $847,000 for foreign exchange losses resulting from the translation of non-US dollar assets and liabilities to US dollars. These decreases were partially offset by a decrease in other income of $861,000 primarily related to decreases in sublease income. Additionally, loss on disposal of fixed assets increased by $514,000 due to disposal of capitalized software not used and the disposal of excess fixed assets in our Utah and Pennsylvania operations. See Financial Statements, Note 2.

        Other expense, net increased from fiscal 2002 to fiscal 2003, primarily due to an increase in the loss from the write-down of equity investments of $10.7 million, and an increase in foreign exchange losses of $1.7 million. Deteriorating financial conditions of the companies in which we have invested coupled with the difficult equity financing market led to higher write-downs in fiscal 2003. See Financial Statements, Notes 2 and 11.

  Income Tax Provision

        Income tax provision consists of foreign withholding tax expense and foreign and state income taxes. Income tax provision for the periods reported was as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Income tax provision	$515	$737	$1,560

        Income tax provision increased from fiscal 2001 to 2002 and from fiscal 2002 to 2003, primarily due to increased foreign withholding and state income taxes, as well as higher taxes due by some of our international subsidiaries. See Financial Statements, Note 15.

  Discontinued Operations

        In May 2003, we sold Bill-Care, a business unit of Sigma Systems we acquired in August 2002. Pursuant to SFAS 144, amounts in the financial statements and related notes have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under "Loss from discontinued operations" on the consolidated statement of operations beginning in our fourth quarter of fiscal 2003. The loss from discontinued operations of $2.3 million for fiscal 2003 included the loss on the sale of Bill-Care of $177,000. Revenues for the discontinued operation for fiscal 2003 were $1.2 million.

  Change in Accounting Principle

        On June 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." Upon adoption, we tested goodwill and other intangible assets for impairment with the assistance of an outside valuation firm. At that time, we operated within one reporting unit, as defined by SFAS 142, and therefore, goodwill was considered enterprise goodwill. As required under SFAS 142, we first compared the book value of the enterprise to the fair value. We determined that our market capitalization was a good indicator of fair value, and to verify this, we analyzed the enterprise value-to-revenue multiples of several public companies and we also performed a discounted cash flow analysis. We failed the SFAS 142 Step 1 test. We then proceeded to Step 2, starting with the value obtained in Step 1. The net result was an implied negative goodwill value as of June 1, 2002. Based on the results of this analysis, we recorded a charge of $209.3 million in fiscal 2003, which is reflected as "Cumulative effect of a change in accounting principle" in our statement of operations.

Liquidity and Capital Resources

  Cash Flows

        Our principal source of liquidity as of May 31, 2003 was cash and cash equivalents of $261.7 million. In addition, we had approximately $9.0 million of cash that secures obligations under our headquarters lease. Through the end of fiscal 2003, we raised cash to fund our operations through a series of public and private offerings of our securities.

        Cash Flows From Operating Activities.    Net cash used in operating activities decreased from $62.0 million in fiscal 2001 to $60.9 million in fiscal 2002. Net cash used in operating activities increased $15.3 million to $76.2 million in fiscal 2003.

        For fiscal 2001, net cash used in operating activities of $62.0 million included a net loss of $306.4 million, which included $275.1 million of non-cash adjustments to reconcile net loss to net cash used in operating activities. Other uses of cash included a $14.9 million decrease in deferred revenues, an $8.1 million increase in accounts receivable, a $4.7 million decrease in accrued liabilities, and an increase of $3.2 million in prepaid expenses.

        For fiscal 2002, net cash used in operating activities of $60.9 million included a net loss of $335.1 million, which included $295.7 million of non-cash adjustments to reconcile net loss to net cash used in operating activities. Other uses of cash included a $28.7 million decrease in deferred revenues and a $2.0 million increase in accounts receivable. These uses were offset by a $6.4 million increase in other long-term liabilities (related to our excess facilities), a $2.0 million decrease in prepaid expenses and other current assets, and an increase of $942,000 in accounts payable.

        For fiscal 2003, net cash used in operations was $76.2 million. The net loss of $399.3 million included a cumulative effect of change in accounting principle of $209.3 million, non-cash charges of $1.2 million from discontinued operations, a charge of $25.0 million for an estimated liability associated with our shareholder litigation and $74.6 million of other non-cash charges to reconcile net loss to net cash used in operations. Other uses of cash included a $11.4 million reduction in deferred revenues, a $1.1 million decrease in accounts payable, and $3.3 million decrease in accrued payroll and related expenses (all related to lower levels of business activity in fiscal 2003). These uses were offset by a $8.6 million decrease in accounts receivable due to lower revenue, $5.5 million decrease in prepaid expenses and other current assets, a $20.2 million increase in accrued liabilities, a $16.9 million increase in other long-term liabilities (related to our excess facilities), and $1.6 million reduction of receivables from officers.

        Cash Flows From Investing Activities.    Net cash used in investing activities was $51.6 million for fiscal 2001 as compared to net cash provided by investing activities $36.7 million in fiscal 2002. For fiscal 2003, net cash provided by investing activities increased to $235.2 million.

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

        For fiscal 2003, net cash provided by investing activities of $235.1 million included $279.3 million of proceeds received from the maturation of investments, offset by $38.1 million (net of cash received) used to acquire Sigma Systems, $1.8 million used to purchase equity investments, and $4.3 million used to purchase property and equipment.

        Cash Flows From Financing Activities.    Net cash provided by financing activities decreased from $107.1 million for fiscal 2001 to $8.7 million for fiscal 2002. For fiscal 2003, net cash used in financing activities was $9.9 million.

        For fiscal 2001, net cash provided by financing activities of $107.1 million included $100.0 million of proceeds from our private placement in July 2000, and $7.8 million attributable to the issuance of common stock to employees, directors, and external consultants through our stock option plans and our employee stock purchase plan.

        For fiscal 2002, net cash provided by financing activities of $8.7 million included $9.4 million of proceeds from the issuance of common stock to employees, directors, and external consultants through our stock option plans and our employee stock purchase plan. This amount was offset by payments made for capital lease obligations.

        For fiscal 2003, net cash used in financing activities of $9.8 million was primarily for the repurchase of our common stock from Cisco.

Cash Requirements

        Since our incorporation, we raised a significant amount of capital by selling small equity positions to a number of investors, by issuing shares of our stock to the public, by conducting a secondary public offering, and through private offerings of our stock. In addition to funding normal operating expenses, we anticipate that we will use this cash to finance our operations, pay outstanding commitments, and acquire products and technologies to complement our existing business. We believe that the net proceeds from our various offerings, together with cash and cash equivalents generated from operations, if any, will be sufficient to meet our working capital requirements for the next twelve months. In fiscal 2004, we expect to continue to use net cash to fund our operating activities.

Contractual Obligations

        A summary of our future contractual obligations as of May 31, 2003 are as follows (in thousands):

		Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases(1)	$58,818	$9,756	$19,934	$18,988	$10,140
Capital lease obligations	6	6	—	—	—

Total contractual obligations	$58,824	$9,762	$19,934	$18,988	$10,140

(1)
Includes common area expenses for our San Carlos, California facility.

Employment Agreements

        Fiscal 2001 Retention Agreements.    In January 2001, we entered into employee retention agreements with Coleman Sisson, Donald Fitzpatrick, and David Limp, who were then executive officers. Each retention agreement was to provide $818,000 in periodic payments to each officer who achieved two years of continuous service through January 2003. In July 2002, Mr. Limp left Liberate as part of a reduction in force and realignment of management roles, which triggered a payment of the remaining $526,000 under his retention agreement. During fiscal 2003, we paid Mr. Fitzpatrick $219,000 under his retention agreement. In connection with the events leading to the restatement of our financial statements, we terminated Mr. Fitzpatrick's employment on December 27, 2002, before additional payments were due. During fiscal 2003, we paid Mr. Sisson the remaining $526,000 due under his retention agreement.

        Executive Loans.    In 2001, we extended loans in the principal amount of $500,000 to each of Mr. Limp, Mr. Fitzpatrick, and Mr. Sisson. Each loan carried an interest rate of 5.9% compounded annually and was due two years from issuance. In July 2002, Mr. Limp repaid the full principal and interest due under his promissory note. In November 2002, Mr. Fitzpatrick repaid $275,000 of the principal amount of his promissory note. According to the terms of Mr. Fitzpatrick's promissory note, his outstanding principal balance of $225,000 and all accrued interest was due 60 days from December 27, 2002, the date of the termination of his employment. As of June 30, 2003, Mr. Fitzpatrick had not repaid the balance of this loan and we have recorded a reserve to cover our potential loss. In January 2003, Mr. Sisson repaid the full principal and interest of $561,000 due under his promissory note.

        Fiscal 2003 Executive Retention Agreements.    In July 2002, we entered into employee retention agreements with each of Mitchell Kertzman, Coleman Sisson, Donald Fitzpatrick , and Kent Walker. Under the terms of these agreements, if, after a change of control followed within one year by the officer's actual or constructive termination, the officer received total payments as a result of the termination that were less than twice the officer's total cash compensation in the prior fiscal year, Liberate would pay the difference, up to a maximum of $750,000. As of June 30, 2003, Mr. Kertzman, Mr. Sisson, and Mr. Fitzpatrick are no longer employed by Liberate. Because there has been no change of control, we have made no payments under these agreements.

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

        Senior Management Bonus Plan and Sales Commission Plan.    In July 2002, the compensation committee of the board of directors approved a senior management bonus plan under which Mr. Kertzman, Mr. Sisson, and Mr. Walker would have been eligible to receive bonuses if Liberate had achieved specified revenue and operating expense targets. No payments were made under this plan. In July 2002, the compensation committee also approved a sales commission plan under which Mr. Fitzpatrick would be eligible to receive commissions based on achievement of revenue and earnings targets. During fiscal 2003, we paid Mr. Fitzpatrick $31,000 under his sales commission plan.

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

Subsequent Developments

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

        In June 2003, we entered into an agreement with Mr. Sisson under which he will receive $10,000 per month for his services as an independent contractor and may receive additional compensation. We may terminate this agreement at any time. We also agreed to pay the premiums for Mr. Sisson's health coverage for twelve months.

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

Quarterly Results of Operations (Unaudited)

        The following table incorporates the restated unaudited consolidated quarterly financial data from the periods indicated. We derived this table from our consolidated financial statements, and, in our opinion, it includes all adjustments, which consist of only normal recurring adjustments, necessary to present fairly the financial results for the periods.

Consolidated Statements of Operations
(In thousands)
Unaudited

	Quarter ended
	August 31, 2001	Nov 30, 2001 (As restated)	Feb 28, 2002 (As restated)	May 31, 2002 (As restated)	August 31, 2002	Nov 30, 2002	Feb 28, 2003	May 31, 2003
Revenues:
License and royalty	$8,830	$8,584	$10,747	$4,090	$1,109	$2,569	$2,078	$1,870
Service	8,426	9,591	11,190	9,005	8,111	3,751	3,501	4,727

Total revenues	17,256	18,175	21,937	13,095 (1)	9,220	6,320	5,579	6,597

Cost of revenues:
License and royalty	478	550	657	406	432	421	257	299
Service	9,444	10,114	10,481	10,375	11,279	6,931	4,744	3,426

Total cost of revenues	9,922	10,664	11,138	10,781	11,711	7,352	5,001	3,725

Gross margin	7,334	7,511	10,799	2,314	(2,491)	(1,032)	578	2,872 (2)

Operating expenses:
Research and development	12,521	10,951	11,093	10,015	8,677	10,612 (3)	7,494	6,454
Sales and marketing	6,603	6,346	6,689	6,499	5,877	6,252 (3)	4,345	2,785
General and administrative	3,391	3,050	3,087	2,956	3,711	5,461 (4)	5,945	30,606 (9)
Goodwill and intangible asset impairment	—	—	—	—	66	—	—	37,059
Excess facilities charges and related asset impairment	7,479	—	—	2,425	17,090	(587)	(127)	8,718
Restructuring costs	—	—	3,075	—	2,036	22	4,964	2,171
Amortization of deferred costs related to warrants	4,711	4,782	1,407	1,147	941	1,006	841	1,049
Amortization of goodwill and intangible assets	55,210	55,211	55,210	55,111	756 (5)	1,216	1,216	383
Amortization of deferred stock-based compensation	434	630	205	400	411	352	254	285
Write-off of acquired in-process research and development	—	—	—	—	300	—	—	—
Warrant-related asset impairment	—	44,840 (6)	—	—	—	—	—	—

Total operating expenses	90,349	125,810	80,766	78,553	39,865	24,334	24,932	89,510

Loss from operations	(83,015)	(118,299)	(69,967)	(76,239)	(42,356)	(25,366)	(24,354)	(86,638)
Interest income (expense), net	5,350	4,217	3,453	2,948	2,502	2,001	1,442	1,058
Other income (expense), net	(113)	(679)	(768)	(1,238)	254	(7,150) (7)	(2,727)	(4,812)

Loss from continuing operations before income tax provision principle	(77,778)	(114,761)	(67,282)	(74,529)	(39,600)	(30,515)	(25,639)	(90,392)
Income tax provision	219	186	303	29	398	407	238	517

Loss from continuing operations	(77,997)	(114,947)	(67,585)	(74,558)	(39,998)	(30,922)	(25,877)	(90,909)
Loss from discontinued operations	—	—	—	—	(25)	(690)	(206)	(1,341)
Cumulative effect of a change in accounting principle	—	—	—	—	(209,289) (8)	—	—	—

Net loss	$(77,997)	$(114,947)	$(67,585)	$(74,558)	$(249,312)	$(31,612)	$(26,083)	$(92,250)

(1)
Revenue declined in Q4 FY02 due to slowdown in spending by cable systems operators, lower deployment of our software by customers, and related lower services revenues.

(2)
Gross margin increased in Q4 FY03 due to lower cost of services revenues because of headcount reductions in Q3 FY03 and Q4 FY03.

(3)
Research and development and sales and marketing expenses increased in Q2 FY03 because of higher headcount resulting from the acquisition of Sigma Systems in Q1 FY03.

(4)
General and administrative expenses increased in Q2 FY03 due to higher legal and accounting costs associated with the audit committee's investigation and resulting restatement of our financial results.

(5)
Amortization of goodwill and intangible assets decreased in Q1 FY03 based on the adoption of SFAS 142, whereby goodwill and similar intangible assets are no longer amortized.

(6)
We recorded a warrant-related asset impairment charge in Q2 FY02 because of lower expectations of future revenue benefits from customers that were issued warrants.

(7)
Other income (expense), net in Q2 FY03 reflects the write-down of equity investments.

(8)
In June 2002, we adopted SFAS 142 and recorded a goodwill impairment charge related to our MoreCom and SourceSuite acquisitions.

(9)
Q4 FY03 includes a charge of $25.0 million for an estimated liability associated with shareholder litigation.

Legal Proceedings

        For a discussion of pending litigation and related matters, see Item 3, "Legal Proceedings."

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

        In November 2002, the EITF reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of EITF 00-21 will have a material effect on our consolidated financial position, results of operations or cash flow.

        In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002, and the adoption did not have an impact on our financial position or results of operations.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after

January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have any ownership in any variable interest entities as of May 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

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

Effects of Recent Accounting Pronouncements

        In April 2001, the FASB issued EITF No. 01-03, "Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree." EITF 01-03 provides guidance regarding the recognition of deferred revenue as a liability with respect to business combinations. In March 2002, the FASB reached consensus that an acquiring entity should recognize a liability related to a revenue arrangement of an acquired entity only if it has assumed a legal obligation to provide goods, services, or other consideration to a customer. The amount assigned to this liability should be based on its fair value at the date of the acquisition. We adopted the guidelines set forth in EITF 01-03 to record deferred revenues we received in connection with the Sigma Systems acquisition in August 2002.

        In October 2001, the FASB issued SFAS 144, which superseded the accounting and reporting provisions of SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of;" and APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We have adopted SFAS 144 for our fiscal year beginning June 1, 2002. SFAS 144 did not have a material impact on our financial position, results of operations, or cash flows. Through fiscal 2002, we evaluated long-lived assets for impairment in accordance with SFAS 121.

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We have adopted SFAS 145 for our fiscal year beginning June 1, 2002. SFAS 145 did not have a material impact on our financial position, results of operations, or cash flows.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. The additional disclosures requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock option is less than market price of the underlying stock at the date of grant. See Financial Statements, Note 2 for the required disclosures under SFAS 148.

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

        This analysis resulted in an allocation of fair values to identifiable tangible and intangible assets and resulted in an implied valuation of goodwill of zero as of June 1, 2002. Comparing this goodwill fair value to the carrying value resulted in a goodwill impairment of $209.3 million, with no income tax effect, at June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle on our condensed consolidated statement of operations for Q1 FY03. We will record any future impairment as operating expense.

        As required by SFAS 142, a reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce is as follows (in thousands, except per share data):

	Years ended May 31,
	2001	2002 (As restated)	2003
Net loss, as reported	$(306,438)	$(335,087)	$(399,257)
Add back:
Amortization of goodwill and assembled workforce, net of tax	214,097	218,690	—
Cumulative effect of change in accounting principle	—	—	209,289

Loss before cumulative effect of change in accounting principle, as adjusted	$(92,341)	$(116,397)	$(189,968)

Basic and diluted net loss per share, as reported	$(2.99)	$(3.16)	$(3.82)
Add back:
Amortization of goodwill and assembled workforce, net of tax	2.09	2.06	—
Cumulative effect of change in accounting principle	—	—	2.00

Loss per share before cumulative effect of change in accounting principle, as adjusted	$(0.90)	$(1.10)	$(1.82)

Shares used in computing per share amounts	102,464	106,144	104,500

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        As of May 31, 2003, our investment portfolio consisted primarily of cash and money market funds as we began implementing a new investment policy in which all funds in excess of short-term cash needs will be invested in U.S. government obligations. In Q1 FY04, we placed most of our portfolio in U.S. government obligations, which may increase or decrease in value if interest rates change prior to maturity. We do not maintain any derivative financial instruments in our investment portfolio. We are averse to principal loss and seek to preserve our invested funds by limiting the default risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to typically hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition and results of operations.

Foreign Currency Risk

        We transact business in various foreign currencies and, accordingly, are subject to adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on revenues has not been material as we generally conduct our revenue transactions in U.S. dollars. For our foreign subsidiaries whose functional currency is the local currency, we translate assets and liabilities to U.S. dollars using the period-end exchange rates and translate revenues and expenses to U.S. dollars using average exchange rates during the period. We report exchange gains and losses arising from translation of foreign subsidiary financial statements in our Financial Statements, Note 2 and on our Consolidated Statements of Stockholders' Equity. We do not currently use financial instruments to hedge these operating expenses, but we continue to assess the need to use financial instruments to hedge currency exposures.

Equity Price Risk

        As of May 31, 2003, we had gross investments of $18.8 million in our portfolio companies. The estimated fair value of those equity investments was zero as of May 31, 2003, including write-downs of $5.3 million in fiscal 2001, $1.4 million in fiscal 2002, and $12.1 million in fiscal 2003 relating to the impairment of the estimated fair value of these equity investments. We are exposed to equity price risk on the marketable portion of equity investments that we hold, typically as the result of strategic investments in third parties, which are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments. In accordance with our policy to assess whether an impairment loss on our investments has occurred due to declines in the estimated fair value and other market conditions, we determined that declines in fair value of certain equity investments were other than temporary. We do not expect to make any new equity investments.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Liberate Technologies:

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 102 present fairly, in all material respects, the financial position of Liberate Technologies and its subsidiaries at May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 102 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of Liberate Technologies and its subsidiaries as of May 31, 2001, and for the year ended May 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated June 21, 2001.

        As discussed above, the financial statements of Liberate Technologies and its subsidiaries as of May 31, 2001 and for the year ended May 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 2, these consolidated financial statements have also been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of June 1, 2002. We audited the adjustments described in Note 2 that were applied to revise the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied in all material respects. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

        As discussed in Note 2 of the accompanying consolidated financial statements, effective June 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                      /s/ PricewaterhouseCoopers LLP

San Jose, California
September 12, 2003.

PLEASE NOTE:

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our annual report on Form 10-K for the year ended May 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this annual report. Accordingly, this report still references the balance sheet at May 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years in the period ended May 31, 2000. However, these statements are not included in this Form 10-K for the year ended May 31, 2003. See Exhibit 23.2 for further discussion. This audit report was issued before our adoption of EITF 01-09 and 01-14 in December 2001.

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

                      /s/ ARTHUR ANDERSEN LLP

San Jose, California
June 21, 2001

LIBERATE TECHNOLOGIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	May 31,
	2002 (As restated)	2003
Assets
Current assets:
Cash and cash equivalents	$111,396	$261,689
Short-term investments	106,228	—
Accounts receivable, net of allowance for doubtful accounts of $550 and $569, as of May 31, 2002 and 2003, respectively	12,975	4,881
Receivable from affiliate	174	—
Prepaid expenses and other current assets	6,979	3,866

Total current assets	237,752	270,436
Property and equipment, net	14,500	6,844
Goodwill and intangible assets, net	210,981	3,333
Long-term investments	183,409	—
Deferred costs	22,791	14,449
Restricted cash	9,199	9,249
Notes receivable from officers	1,618	—
Other	691	657

Total assets	$680,941	$304,968

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,641	$2,228
Accrued liabilities	13,720	39,819
Accrued payroll and related expenses	5,073	1,761
Current portion of capital leases	296	6
Deferred revenues	25,471	15,072

Total current liabilities	47,201	58,886
Long-term capital leases, net of current portion	10	—
Long-term excess facilities charges	5,828	22,330
Other long-term liabilities	1,883	2,242

Total liabilities	54,922	83,458

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value; Authorized—20,000,000 shares; Outstanding—none as of May 31, 2002 and 2003	—	—
Common stock, $0.01 par value; Authorized—200,000,000 shares; Outstanding—107,583,119 shares as of May 31, 2002 and 104,006,079 shares as of May 31, 2003	1,076	1,040
Contributed and paid-in-capital	1,497,596	1,490,125
Deferred stock-based compensation	(1,163)	(194)
Accumulated other comprehensive income	518	1,804
Accumulated deficit	(872,008)	(1,271,265)

Total stockholders' equity	626,019	221,510

Total liabilities and stockholders' equity	$680,941	$304,968

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended May 31,
	2001	2002 (As restated)	2003
Revenues:
License and royalty	$14,694	$32,251	$7,626
Service	25,138	38,212	20,090

Total revenues	39,832	70,463	27,716

Cost of revenues:
License and royalty	1,836	2,091	1,409
Service	30,525	40,414	26,380

Total cost of revenues	32,361	42,505	27,789

Gross margin	7,471	27,958	(73)

Operating expenses:
Research and development	51,243	44,580	33,237
Sales and marketing	24,176	26,137	19,259
General and administrative	11,437	12,484	45,723
Goodwill and intangible asset impairment	—	—	37,125
Excess facilities charges and related asset impairment	—	9,904	25,094
Restructuring costs	—	3,075	9,193
Amortization of deferred costs related to warrants	10,122	12,047	3,837
Amortization of goodwill and intangible assets	216,127	220,742	3,571
Amortization of deferred stock-based compensation	1,884	1,669	1,302
Write-off of acquired in-process research and development	22,425	—	300
Warrant-related asset impairment	—	44,840	—

Total operating expenses	337,414	375,478	178,641

Loss from operations	(329,943)	(347,520)	(178,714)
Interest income (expense), net	30,191	15,968	7,003
Other expense, net	(6,171)	(2,798)	(14,435)

Loss from continuing operations before income tax provision	(305,923)	(334,350)	(186,146)
Income tax provision	515	737	1,560

Loss from continuing operations	(306,438)	(335,087)	(187,706)
Loss from discontinued operations	—	—	(2,262)
Cumulative effect of a change in accounting principle	—	—	(209,289)

Net loss	$(306,438)	$(335,087)	$(399,257)

Basic and diluted net loss per share:
Continuing operations	$(2.99)	$(3.16)	$(1.80)

Discontinued operations	—	—	$(0.02)

Cumulative effect of a change in accounting principle	—	—	$(2.00)

Basic and diluted net loss per share	$(2.99)	$(3.16)	$(3.82)

Shares used in computing basic and diluted net loss per share	102,464	106,144	104,500

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common stock					Accumulated other comprehensive income
			Contributed and paid-in capital	Deferred Stock-based compensation	Stockholder notes receivable		Accumulated deficit	Total stockholder's equity
	Shares	Amount
Balance, May 31, 2000	90,927,732	$909	$893,170	$(5,583)	$(8)	$162	$(230,483)	$658,167
Issuance of stock related to stock option exercises and ESPP	2,167,201	22	7,721	—	—	—	—	7,743
Issuance of common stock related to private placement, net	3,963,780	40	99,960	—	—	—	—	100,000
Issuance of common stock related to MoreCom acquisition	7,310,830	73	487,771	—	—	—	—	487,844
Reduction of deferred stock-based compensation related to employee terminations	—	—	(612)	612	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,884	—	—	—	1,884
Pay down of note	—	—	—	—	8	—	—	8
Issuance of common stock related to warrants exercised	332,552	3	(3)	—	—	—	—	—
Comprehensive gain	—	—	—	—	—	474	—	474
Net loss	—	—	—	—	—	—	(306,438)	(306,438)

Balance, May 31, 2001	104,702,095	1,047	1,488,007	(3,087)	—	636	(536,921)	949,682
Issuance of stock related to stock option exercises and ESPP	2,881,024	29	9,389	—	—	—	—	9,418
Issuance of warrants	—	—	260	—	—	—	—	260
Modification of stock options related to employee reduction in force and remeasurement	—	—	195	—	—	—	—	195
Reduction of deferred stock-based compensation related to employee terminations	—	—	(255)	255	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,669	—	—	—	1,669
Comprehensive loss	—	—	—	—	—	(118)	—	(118)
Net loss, as restated	—	—	—	—	—	—	(335,087)	(335,087)

Balance, May 31, 2002, as restated	107,583,119	1,076	1,497,596	(1,163)	—	518	(872,008)	626,019
Issuance of stock related to stock option exercises and ESPP	386,740	4	408	—	—	—	—	412
Stock repurchase	(3,963,780)	(40)	(9,916)	—	—	—	—	(9,956)
Sigma options assumed	—	—	1,888	(184)	—	—	—	1,704
Modification of stock options related to employee reduction in force and remeasurement	—	—	390	(390)	—	—	—	0
Reduction of deferred stock-based compensation related to employee terminations	—	—	(241)	241	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,302	—	—	—	1,302
Comprehensive loss	—	—	—	—	—	1,286	—	1,286
Net loss	—	—	—	—	—	—	(399,257)	(399,257)

Balance, May 31, 2003	104,006,079	$1,040	$1,490,125	$(194)	$—	$1,804	$(1,271,265)	$221,510

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended May 31,
	2001	2002 (As restated)	2003
Cash flows from operating activities:
Net loss	$(306,438)	$(335,087)	$(399,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle	—	—	209,289
Non-cash charges, discontinued operations	—	—	1,202
Amortization of goodwill and intangible assets	216,127	220,742	3,571
Goodwill and intangible asset impairment	—	—	37,125
Warrant-related asset impairment	—	44,840	—
Amortization of deferred costs related to warrants	23,209	15,873	8,342
Depreciation and amortization	5,457	7,946	9,099
Write-off of acquired in-process research and development	22,425	—	300
Non-cash stock-based compensation expense	1,884	1,669	1,302
Non-cash restructuring costs	—	1,409	—
Write-offs of equity investments	5,300	1,400	12,128
Loss on disposal of property and equipment	630	1,144	480
Long-lived asset impairment charge	—	601	2,596
Provision for (recovery of) doubtful accounts	57	57	(293)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,054)	(1,977)	8,629
Prepaid expenses and other current assets	(3,226)	1,976	5,470
Receivable from officers	(1,534)	(84)	1,618
Other assets	260	(181)	753
Accounts payable	(60)	942	(1,091)
Accounts payable to affiliate	369	—	174
Accrued liabilities	(4,692)	232	20,161
Accrued payroll and related expenses	780	(10)	(3,308)
Deferred revenues	(14,916)	(28,745)	(11,395)
Other long-term liabilities	435	6,366	16,861

Net cash used in operating activities	(61,987)	(60,887)	(76,244)

Cash flows from investing activities:
Proceeds from the maturation of investments	458,287	415,905	279,286
Purchases of investments	(488,645)	(371,173)	—
Cash used to acquire Sigma Systems Group (Canada), net	—	—	(38,085)
Purchases of property and equipment	(11,532)	(5,722)	(4,278)
Purchases of equity investments	(11,200)	(1,851)	(1,777)
Increase in restricted cash	—	(411)	(50)
Cash acquired in MoreCom acquisition	1,500	—	—

Net cash provided by (used in) investing activities	(51,590)	36,748	235,096

Cash flows from financing activities:
Proceeds from issuance of common stock, net	7,751	9,419	413
Principal payments on capital lease obligations	(621)	(755)	(300)
Proceeds from private placement, net	100,000	—	—
Repurchase of common stock	—	—	(9,958)

Net cash provided by (used in) financing activities	107,130	8,664	(9,845)

Effect of exchange rate changes on cash	474	(118)	1,286

Net increase (decrease) in cash and cash equivalents	(5,973)	(15,593)	150,293
Cash and cash equivalents, beginning of year	132,962	126,989	111,396

Cash and cash equivalents, end of year	$126,989	$111,396	$261,689

Supplemental non-cash activities:
Equipment acquired under capital lease	$99	$—	$—

Supplemental cash activities:
Cash paid for income taxes	$274	$593	$696

Cash paid for interest	$290	$190	$108

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization

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

        Our headquarters is located in San Carlos, California. As of May 31, 2003, we had development offices in Ontario, Canada and a sales office in England.

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

Foreign Currency Translation

        The functional currency for our subsidiaries is the local currency. Accordingly, we translate their assets and liabilities to U.S. dollars using period-end currency exchange rates and translate revenues and expenses to U.S. dollars using average exchange rates during the period. We report the resulting unrealized foreign currency translation gains and losses as a separate component in our arriving at our comprehensive income for the period.

        We conduct certain transactions in foreign currencies. Accordingly, we translate those transactions as they occur at the then-current exchange rate. We report the resulting realized and unrealized foreign currency transaction gains and losses in our Consolidated Statements of Operations as a component of "Other income (expense), net."

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

Fair Value of Financial Instruments

        Due to their short maturities, the carrying value of our financial instruments, including cash, cash equivalents, investments, accounts receivable, restricted cash, notes receivable from officers, and accounts payable approximates their fair market value.

Cash and Cash Equivalents and Investments

        We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Until May 2003, we classified our marketable securities, which were comprised of commercial paper, government and government-backed notes, and corporate notes as held-to-maturity securities. These represent securities that we have both a positive intent and ability to hold until maturity.

        As a result of a new investment policy, at the end of May 2003 we began liquidating all of the marketable securities in our various brokerage accounts and converting the funds to short-term U.S. government issues. All marketable securities are now classified as available-for-sale securities, which are carried at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Short-term marketable securities are those with maturities greater than 90 days but not greater than one year. Long-term marketable securities are those with original maturities of greater than one year. Unrealized gains and losses on marketable securities are reported net of related taxes as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

Restricted Cash

        As part of our facilities operating lease agreement in San Carlos, California, we are required to hold a certificate of deposit, valued at $8.8 million, to secure an irrevocable letter of credit as a security deposit. As part of our facilities operating lease agreement in London, England, we are required to hold a certificate of deposit, valued at approximately $460,000 as of May 31, 2003, to secure an irrevocable letter of credit as a security deposit. Our restricted cash balance was $9.2 million as of May 31, 2002, and May 31, 2003.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. For fiscal 2002, two customers each accounted for 10% or more of our accounts receivable. For fiscal 2003, four customers each accounted for 10% or more of our accounts receivable. The percentage of receivables to significant customers for the periods reported were as follows:

	As of May 31,
	2002 (As restated)	2003
Customer A	35%	28%
Customer B	*	18%
Customer C	21%	14%
Customer D	*	10%

*
Less than 10%

        We perform ongoing credit evaluations of our customers' financial conditions and reserve for anticipated or estimated credit losses.

Property and Equipment

        We record property and equipment at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets of three to five years. We amortize leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the improvements using the straight-line method.

Accounting for Goodwill and Intangible Assets

        We account for goodwill and intangible assets, which consist of goodwill, patents, and trademarks related to our acquisitions, using the purchase method. We amortize intangible assets on a straight-line basis over three years. The carrying value of our goodwill and intangible assets reflected the remaining economic lives of those intangible assets as of May 31, 2002 under SFAS 121. We adopted SFAS 142 "Goodwill and Other Intangibles" on June 1, 2002 and as a result no longer amortize goodwill. Upon adoption on June 1, 2002, the implied valuation of goodwill was zero. Comparing this goodwill fair value to the carrying value resulted in a goodwill impairment of $209.3 million, with no income tax effect at June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle on our condensed consolidated statement of operations for Q1 FY03. We will record any future impairment as operating expenses. See "Recent Accounting Pronouncements" discussed below in this Note 2. Management will continue to evaluate goodwill and intangible assets and other long-lived assets for recoverability and impairment in accordance with SFAS 142 and 144, "Accounting for the Impairment of Long-Lived Assets," as discussed below.

Impairment of Long-Lived Assets

        For fiscal 2003, we evaluate goodwill and intangible assets for impairment in accordance with SFAS 142 and 144, which superseded the accounting and reporting provisions of APB 17, SFAS 121 and APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under SFAS 142 and 144, we will review assets to be held and used including goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. We will measure recoverability of assets by comparing their carrying value to the future discounted cash flows that they are expected to generate, which reflects the fair market value as defined under SFAS 142 and 144. Impairment reflects the amount by which the carrying value of the assets exceeds their fair market value. Under SFAS 142 and 144, we recorded a goodwill and intangible asset impairment charge of $37.1 million related to Sigma Systems' acquired assets.

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

        We report assets that we plan to dispose of, whether through sale or abandonment, at the lower of (1) carrying value or (2) fair market value less cost to sell. As a result of our restructurings, we may be required to record additional asset impairment for long-lived assets, including fixed assets, intangible assets, and goodwill that have been abandoned or disposed of.

Marketable Securities

        Until May 2003, we classified our marketable securities, which were comprised of commercial paper, government and government-backed notes, and corporate notes as held-to-maturity securities. These represent securities that we have both a positive intent and ability to hold until maturity. As a result of a new investment policy, at the end of May 2003 we liquidated all of the marketable securities in our various brokerage accounts, converting all funds to short-term government issues. All marketable securities are now classified as available-for-sale securities. Available-for-sale securities are carried at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Short-term marketable securities are those with maturities greater than 90 days but less than one year. Long-term marketable securities have original maturities greater than one year. Unrealized gains and losses on marketable securities are reported net of related taxes as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

Equity Investments

        In fiscal 2001, we began making investments in companies in the field of interactive television and related markets. We sought to aid the development of the interactive television industry, give us insight into leading edge technologies and services, provide reasonable financial returns, and to help us develop mutually beneficial commercial relationships with companies in which we invest.

        As of May 31, 2003, we had invested $18.8 million in our portfolio of private companies. We recorded impairment charges for an other than temporary decline in value of $5.3 million in fiscal 2001, $1.4 million in fiscal 2002, and $12.1 million in fiscal 2003 relating to these investments. Our net equity investments were $10.4 million as of May 31, 2002 and zero as of May 31, 2003. Deteriorating financial conditions of the companies in which we have invested coupled with the difficult equity financing market led to higher write-downs in fiscal 2003.

Accounting for Deferred Costs Related to Warrants

        We value warrants based on their estimated fair value using the Black-Scholes pricing model as of the earlier of the date that the warrants are earned or the date that it became likely that they would be earned. Under the requirements of EITF 96-18, we continue to revalue warrants if appropriate. We record the value of warrants as deferred costs, a non-current asset on our Consolidated Balance Sheet and generally amortize those deferred costs over the estimated economic life of the arrangements under which the warrants are issued.

        We evaluate the carrying value of deferred costs related to warrants for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." We periodically reviewed warrants for impairment by initiating a review whenever events or changes in circumstances indicated that the carrying amount of the warrants might not be recoverable. Management judgment is required in assessing the useful life of our warrant assets and the need for and measurement of impairment.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. The additional disclosures requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting prescribed by APB 25, "Accounting for Stock Issued to Employees", to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock option is less than market price of the underlying stock at the date of grant. We have not recorded compensation expenses in the periods presented because stock options were granted at their fair market value on the date of grant.

        The following information regarding net loss and loss per share prepared in accordance with SFAS 123 has been determined as if we had accounted our employee stock options under the fair value method prescribed by SFAS 123. The resulting effect on net loss and loss per share pursuant to SFAS 123 is not likely to be representative of the effects on net loss and loss per share pursuant to SFAS 123 in future periods, due to subsequent periods including additional grants and periods of vesting. The following table illustrates the effect on reported net loss and loss per share had we applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Years ended May 31,
	2001	2002 (As restated)	2003
Net loss, as reported	$(306,438)	$(335,087)	$(399,257)
Add back:
Stock-based employee compensation expense included in reported net loss, net of related tax effects	1,884	1,669	1,302
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards granted since July 1, 1995, net of related tax effects	(52,464)	(39,341)	(7,574)

Pro forma net loss	$(357,018)	$(372,759)	$(405,529)

Basic and diluted net loss per share, as reported	$(2.99)	$(3.16)	$(3.82)

Basic and diluted net loss per share, pro forma	$(3.48)	$(3.51)	$(3.88)

        The fair value of options and the 1999 Employee Stock Purchase Plan ("ESPP") shares issued was estimated at the date of grant utilizing a Black-Scholes option valuation model with the following weighted-average assumptions:

	Options			ESPP
	Years ended May 31,			Years ended May 31,
	2001	2002 (As restated)	2003	2001	2002 (As restated)	2003
Risk-free interest rate	6.03%	4.32%	2.27%	5.00%	2.63%	2.08%
Average expected life of options granted and ESPP shares issued (in years)	6.00	4.98	2.81	0.50	0.50	0.50
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility of common stock	125%	82%	106%	116%	96%	94%
Weighted average fair value of options granted and ESPP shares issued	$17.84	$ 5.57	$1.38	$11.26	$ 3.30	$2.47

        For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options and shares issued under the ESPP is amortized to expense over the relevant vesting periods.

Revenue Recognition

        License and Royalty Revenues.    For fiscal 2001, 2002, and 2003, license and royalty revenues consisted principally of fees earned from the licensing of our software, as well as royalty fees earned upon the shipment or activation of products that incorporate our software. We recognize revenue in accordance with SAB 101, "Revenue Recognition in Financial Statements;" SOP 97-2, "Software Revenue Recognition;" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Under these pronouncements, we recognize revenues from software license fees when the licensed product is delivered, collection is probable, the fee for each element of the transaction is fixed or determinable, there is persuasive evidence of an arrangement, and there is vendor-specific objective evidence of fair value supporting allocation of the total fee to all undelivered elements of the arrangement.

        Our agreements may include a combination of elements, such as consulting, maintenance, and other services. For license agreements that contain multiple elements, we unbundle the revenue for undelivered elements from the total arrangement based on each element's vendor-specific objective evidence of fair value and defer that revenue until delivery of that element occurs. Once the undelivered elements have been valued and unbundled, we recognize the residual arrangement fees (for the delivered elements), which consist of the value of the arrangement less the vendor-specific objective evidence of the undelivered elements. Where vendor-specific objective evidence of fair value is not determinable for undelivered elements, we defer all revenue until those elements are delivered or until vendor-specific objective evidence of the fair value of the undelivered elements is determinable. However, if such undelivered elements consist of services that are essential to the functionality of the software or result in customization or modification of the software, we recognize license and service revenues using contract accounting, pursuant to SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." If license arrangements include the rights to unspecified future products, revenue is recognized ratably over the contractual or estimated economic term of the arrangement. We recognize royalty revenues when a network operator reports that it has shipped or activated products or if its rights to deploy such products expire.

        We offset license and royalty revenues by certain costs as a result of the application of EITF 01-09. EITF 01-09 generally requires that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized from that customer. According to the guidance provided, we adopted EITF 01-09 on December 1, 2001, and for comparative purposes, we have reclassified our financial statement presentations for prior periods. Adopting EITF 01-09 did not affect our basic and diluted net loss per share, financial position, results of operations, or cash flows. The reclassification did affect the presentation of certain revenue and expense items contained within our financial statements. See "Effects of Recent Accounting Pronouncements" discussed below in this Note 2.

        Service Revenues.    For fiscal 2001, 2002, and 2003, service revenues consisted of consulting, maintenance, and other services. We generally recognize consulting and other service revenues, including non-recurring engineering and training, as services are performed. Where consulting services are performed under a fixed-price arrangement, we recognize revenues on a percentage-of-completion basis. Maintenance services include both updates and technical support. Maintenance revenues are recognized ratably over the term of the maintenance agreement, and generally range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided. License agreements may include a combination of elements, such as consulting, maintenance, and other services. For license agreements that contain multiple elements, we unbundle the revenue for undelivered elements from the total arrangement based on each element's vendor-specific objective evidence of fair value and defer that revenue until delivery of that element occurs. Once the undelivered elements have been valued and unbundled, we recognize the residual arrangement fees, for the delivered elements, which consist of the value of the arrangement less the vendor-specific objective evidence of fair value of the undelivered elements. Where vendor-specific objective evidence is not determinable for undelivered elements, we defer all revenue until those elements are delivered or until vendor-specific objective evidence of fair value of the undelivered elements is determinable.

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

Software Development Costs

        Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product, which we have defined as the completion of beta testing of a working product. The period of time between establishing technological feasibility of our products and making them generally available has been short. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. After considering these factors, we have not capitalized any software development costs to date.

Advertising Expenses

        We expense advertising costs as we incur them. Advertising expenses totaled $3.3 million for fiscal 2001, $2.7 million for 2002, and $1.6 million for 2003.

Restructuring Costs

        We record restructuring costs in accordance with EITF 94-03, "Liability Recognition of Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring," and SAB 100, "Restructuring and Impairment Charges." Restructuring costs include severance costs, facilities costs, and other costs. Severance costs include those expenses related to severance pay, related employee benefit obligations, and the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of intangible assets and amounts expected to be paid in connection with terminated contracts. See Note 10.

Income Taxes

        We account for income taxes in accordance with SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities and assets are determined based on the differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be reversed. We are required to estimate our income tax liability in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposures and assess the temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We regularly assess whether we will likely be able to use these tax assets. If we determine that we are not likely to be able to use them, we will record a valuation allowance that offsets their full value. We concluded that a full valuation allowance was required for fiscal 2001, 2002, and 2003.

Comprehensive Loss

        Comprehensive loss includes our net losses and adjustments for foreign currency translation gains and losses and unrealized gains and losses on marketable securities that have been previously excluded from net loss and are reflected instead in equity. These adjustments consist of the gains and losses resulting from the translation of the assets and liabilities of our foreign subsidiaries, whose functional currencies are the local currency, to U.S. dollars using the period-end exchange rates. Additionally, we translate revenues and expenses to U.S. dollars using average exchange rates during the period. SFAS No. 130, "Reporting Comprehensive Income," requires that all items recognized under this pronouncement as components of comprehensive loss be reported in an annual financial statement with the same prominence as other financial statements. SFAS 130 also requires that we classify items of other comprehensive earnings by their nature in an annual financial statement. For fiscal 2001, 2002, and 2003, all amounts in other comprehensive gain (loss) consist of unrealized currency translation gains and losses. The following table reflects our comprehensive loss (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Net loss	$(306,438)	$(335,087)	$(399,257)
Foreign currency translation adjustment	474	(118)	1,286

Comprehensive loss	$(305,964)	$(335,205)	$(397,971)

Computation of Basic and Diluted Net Loss Per Share

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of fully diluted shares is required when reporting net income per share and includes the weighted average number of shares of common stock, stock options, and warrants outstanding. As we have recorded a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options and warrants would be anti-dilutive. Accordingly, 15,119,958 potential shares for May 31, 2001, 20,182,499 potential shares for May 31, 2002 and 20,097,235 potential shares for May 31, 2003 were not included in the calculation.

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

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of Issue 00-21 will have a material effect on our consolidated financial position, results of operations or cash flow.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002, and the adoption did not have an impact on our financial position or results of operations.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have any ownership in any variable interest entities as of May 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

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

Effects of Recent Accounting Pronouncements

        In April 2001, the FASB issued EITF No. 01-03, "Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree." EITF 01-03 provides guidance regarding the recognition of deferred revenue as a liability with respect to business combinations. In March 2002, the FASB reached consensus that an acquiring entity should recognize a liability related to a revenue arrangement of an acquired entity only if it has assumed a legal obligation to provide goods, services, or other consideration to a customer. The amount assigned to this liability should be based on its fair value at the date of the acquisition. We adopted the guidelines set forth in EITF 01-03 to record deferred revenues we received in connection with the Sigma Systems acquisition in August 2002.

        In October 2001, the FASB issued SFAS 144, which superseded the accounting and reporting provisions of SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of;" and APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We have adopted SFAS 144 for our fiscal year beginning June 1, 2002. SFAS 144 did not have a material impact on our financial position, results of operations, or cash flows. Through fiscal 2002, we evaluated long-lived assets for impairment in accordance with SFAS 121.

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We have adopted SFAS 145 for our fiscal year beginning June 1, 2002. SFAS 145 did not have a material impact on our financial position, results of operations, or cash flows.

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

Cumulative Effect of Change in Accounting Principle

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

        Based on the criteria of SFAS 142, we determined that we had one reporting unit at the time we adopted SFAS 142. Our testing and analysis process included obtaining an independent appraisal of the fair value of Liberate based on two valuation approaches. The first valuation approach determined our market capitalization based on our fair value on the date of adoption using our average stock price over a range of days in May and June 2002. This average stock price was increased by a control premium based on premiums paid for control of comparable companies. The second valuation used a discounted cash flows approach.

        This analysis resulted in an allocation of fair values to identifiable tangible and intangible assets and resulted in an implied valuation of goodwill of zero as of June 1, 2002. Comparing this goodwill fair value to the carrying value resulted in a goodwill impairment of $209.3 million, with no income tax effect, at June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle on our condensed consolidated statement of operations for Q1 FY03. We will record any future impairment as operating expense.

        As required by SFAS 142, a reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce is as follows (in thousands, except per share data):

	Years ended May 31,
	2001	2002 (As restated)	2003
Net loss, as reported	$(306,438)	$(335,087)	$(399,257)
Add back:
Amortization of goodwill and assembled workforce, net of tax	214,097	218,690	—
Cumulative effect of change in accounting principle		—	209,289

Loss before cumulative effect of change in accounting principle, as adjusted	$(92,341)	$(116,397)	$(189,968)

Basic and diluted net loss per share, as reported	$(2.99)	$(3.16)	$(3.82)
Add back:
Amortization of goodwill and assembled workforce, net of tax	2.09	2.06	—
Cumulative effect of change in accounting principle	—	—	2.00

Loss per share before cumulative effect of change in accounting principle, as adjusted	$(0.90)	$(1.10)	$(1.82)

Shares used in computing per share amounts	102,464	106,144	104,500

Note 3.    Discontinued Operations

        In August 2002, we acquired the outstanding capital stock of Sigma Systems. In accordance with SFAS 142, we determined that Sigma Systems had two reporting units, OSS and Bill-Care. Subsequently, in May 2003, we sold the business and assets related to Bill-Care to Sigma Software

Solutions, Inc, a company owned by certain former shareholders of Sigma Systems, for consideration of $1.0 million in cash, which resulted in a loss of $177,000.

        Pursuant to the provisions of SFAS 144, amounts in our financial statements for periods in fiscal 2003 and the related notes have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under "Loss from discontinued operations" on the consolidated statement of operations. In addition, a loss of $177,000 arising on the sale of discontinued operations was recorded in the fourth quarter of fiscal 2003. We reclassified $1.2 million of revenues and $2.1 million of net loss as part of discontinued operations for the year ended May 31, 2003. The following table reflects the impact of discontinued operations on certain statement of operations data (in thousands):

Year ended May 31, 2003
Total revenues	$1,181

Gross margin	65

Income tax provision	—

Loss from discontinued operations, net of tax	(2,085)

Loss on sale of discontinued operations, net of tax	(177)

Loss from discontinued operations	$(2,262)

Loss per share from discontinued operations	$(0.02)

Note 4.    Acquisitions

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

        We immediately wrote off $22.4 million of acquired in-process research and development that had not reached technological feasibility and had no alternative future use. The value of MoreCom's in-process research and development was determined primarily based on the income approach. Under this approach, the fair value of the in-process research and development reflects the present value of the projected free cash flows that will be generated by the in-process research and development projects and that is attributable to the acquired technology, if successfully completed. The income approach focuses on the income-producing capability of the acquired technology, and best represents the present value of the future economic benefits expected to be derived from them, and therefore, the fair value of the acquired technology. The projected revenues used in the income approach are based upon the revenues likely to be generated upon the completion of the projects and the beginning of commercial sales, as estimated by management. The projections assume that the products will be successful and that the products' development and commercialization meet management's current time schedule. In arriving at the appropriate discount rates, the implied rate of the transaction and the weighted average cost of capital were considered. The discount rate applicable to the in-process project reflects the risks inherent in each project. An overall after-tax discount rate of 20% was applied to the project's cash flows. The required returns of other assets were deducted from the incremental cash flows generated by the projects shown in the in-process research and development model to determine the incremental cash flows specifically attributable to the in-process research and development project.

        Goodwill and intangible assets of $470.9 million were recorded and amortized on a straight-line basis over an estimated useful life of three years. Intangible assets consisted of $2.9 million of patents, customer relationships, and assembled workforce. The remaining balance consisted of goodwill, which represented the purchase price in excess of identified tangible and intangible assets.

        Amortization expense for goodwill and intangible assets related to this transaction was $156.8 million for fiscal 2002 and $526,000 for fiscal 2003. Accumulated amortization for goodwill and intangible assets was $307.5 million as of May 31, 2002 and $307.9 million as of May 31, 2003. Upon our adoption of SFAS 142 on June 1, 2002, we recorded a goodwill impairment charge of $162.4 million related to these assets. See Financial Statements, Note 2.

        The following table presents the unaudited pro forma results assuming we had merged with MoreCom at the beginning of fiscal 2001. We have adjusted net loss to include amortization of goodwill and intangible assets of $157.2 million for fiscal 2002. This information (in thousands, except per share data) does not necessarily indicate future combined results of operations.

Year ended May 31, 2001
Pro forma revenues	$39,832
Pro forma net loss	$(316,569)
Pro forma basic and diluted net loss per share	$(3.09)

Sigma Systems Acquisition

        In August 2002, we acquired the outstanding capital stock of Sigma Systems a privately held corporation based in Toronto, Canada, for $60.4 million in cash, before deducting $22.3 million of cash received in connection with the acquisition. We also assumed Sigma Systems' unvested employee options with a fair value of $1.9 million, agreed to satisfy a certain obligation of Sigma Systems to its employees in the aggregate amount of $3.0 million and incurred acquisition costs of approximately $1.3 million. The total consideration and acquisition costs were $66.6 million and we accounted for the acquisition as a purchase.

        Sigma Systems developed and marketed operational support systems ("OSS") software that lets network operators create, deploy, monitor, and maintain digital subscriber services. Through this acquisition, we sought to expand our product offerings. In September 2002, Sigma Systems changed its legal name to Liberate Technologies (Toronto) Ltd. We have included the results of operations of Sigma Systems in our consolidated financials statements since August 8, 2002.

        We have allocated the total purchase price consideration of $66.6 million as follows (in thousands):

Cash	$22,314
Receivables and other current assets	2,232
Property, plant and equipment	672
Liabilities assumed	(3,586)
Deferred compensation	184
In-process research and development	300
Intangible assets	9,830
Goodwill	34,630

Net assets acquired	$66,576

        We immediately wrote off $300,000 of acquired in-process research and development that had not reached technological feasibility and had no alternative future use. The value of Sigma Systems' in-process research and development was determined by using the income approach, which measures the present worth and anticipated future benefit of the intangible asset. The write-off of acquired in-process research and development was included in operating expenses on our condensed consolidated statement of operations.

        We also used the income approach to determine the value of Sigma Systems' existing products and technology, customer lists and order backlog, and trademarks. Based on these valuations, we recorded $9.8 million of intangible assets that we will amortize on a straight-line basis over an estimated useful life of three years. Intangible assets consisted of $9.2 million of existing technology and $630,000 of customer lists and order backlog and trademarks. We also recorded $34.6 million of goodwill, which represents the purchase price in excess of the identified net tangible and intangible assets. In accordance with SFAS 142, we will not amortize goodwill but will review it for impairment at least once a year. Additionally, in accordance with the annual test for impairment under SFAS 142, in Q4 FY03, we wrote off $31.5 million of goodwill related to our acquisition of Sigma Systems.

        We are required to present our unaudited pro forma results as if we merged with Sigma Systems at the beginning of each of the fiscal periods presented. Pro forma net loss before cumulative effect of a change in accounting principle excludes the write-off of acquired in-process research and development of $300,000 and includes amortization of Sigma Systems intangible assets of $2.2 million for FY03. The pro forma loss before cumulative effect of a change in accounting principle also includes amortization of goodwill and assembled workforce for the year ended May 31, 2002. These pro forma results do not necessarily indicate future combined results of operations. Our pro forma results, as if we had merged with Sigma Systems at the beginning of each of the fiscal periods presented, are set forth in the following table (in thousands, except per share data):

	Years ended May 31,
	2002 (As restated)	2003
Pro forma revenues	$89,417	$29,117
Pro forma loss before cumulative effect of a change in accounting principle and loss from discontinued operations	$(353,187)	$(192,086)
Pro forma loss per share before cumulative effect of a change in accounting principle and loss from discontinued operations	$(3.33)	$(1.84)

Note 5.    Cash, Cash Equivalents, Short-term Investments, and Long-term Investments

        The following is a summary of investments (in thousands):

	As of May 31, 2002 (As restated)
	Amortized Cost	As of May 31, 2003
Cash and money market	$87,782	$257,691
Commercial paper	28,027	—
Government notes and bonds	158,228	3,998
Corporate notes and bonds	106,270	—
Certificate of deposit	1,500	—
Market auction preferreds—taxable	8,875	—
Equity investments	10,351	—

	$401,033	$261,689

Cash and cash equivalents	$111,396	$261,689
Short-term investments	106,228	—
Long-term investments (maturities of 1 to 2 years)	173,058	—
Equity investments	10,351	—

	$401,033	$261,689

Note 6.    Goodwill and Intangible Assets

  Goodwill

        Under the provisions of SFAS 142, we no longer amortize goodwill, but rather test it for impairment at least once a year. Additionally, SFAS 142 defines assembled workforce intangible assets as part of goodwill. Effective June 1, 2002, with the adoption of SFAS 142, we transferred the remaining net book value of assembled workforce intangible assets of $526,000 to goodwill and tested the resulting balance of goodwill for impairment. Based on the results of this testing, we determined that $209.3 million of goodwill was impaired. See Note 2. In Q1 FY03 we acquired Sigma Systems and recorded $34.6 million in goodwill. As discussed in Note 7, the Sigma Systems goodwill was deemed impaired as a result of the annual SFAS 142 test performed in Q4 FY03. Goodwill activity for the fiscal years 2002 and 2003 was as follows (in thousands):

	Gross carrying amount	Accumulated amortization	Book Value
Balance at May 31, 2001	$671,763	$(245,282)	$426,481
Amortization	—	(217,718)	(217,718)

Balance at May 31, 2002	$671,763	$(463,000)	$208,763
Assembled workforce reclassification	2,708	(2,182)	526
Impairment upon adoption of SFAS 142(1)	(674,471)	465,182	(209,289)
Sigma Systems acquisition	34,630	—	34,630
Impairment per annual FAS 142 test	(31,490)	—	(31,490)
Sigma Systems goodwill reductions, post close	(719)	—	(719)
Goodwill associated with sale of Bill-Care	(420)	—	(420)

Balance at May 31, 2003	$2,001	$—	$2,001

(1)
Recorded as a cumulative change in accounting principle.

  Intangible assets

        We amortize intangible assets on a straight-line basis over their estimated useful lives, which are normally three years. In June 2002, with the adoption of SFAS 144, we determined that the fair value of the Virtual Modem trademarks that we had acquired in fiscal 2000 was zero. This permanent impairment resulted in a write-down of the carrying value from $66,000 to zero. In August 2002, in connection with the acquisition of Sigma Systems, we acquired intangible assets with a value of $9.8 million. See Note 4. As discussed in Note 9, in Q4 FY03, under SFAS 144, we determined that the Sigma Systems Intangible assets were impaired. As a result, we impaired $5.6 million of intangible assets related to Sigma Systems in Q4 FY03.

        Identified intangible assets consist of the following (in thousands):

	May 31, 2002 (As restated)
	Gross carrying amount	Accumulated amortization	Book Value
Existing products and technology	$4,701	$(3,472)	$1,229
Customer lists and order backlog	1,055	(690)	365
Trademarks	397	(298)	99
Assembled workforce	2,708	(2,182)	526

Total	$8,861	$(6,642)	$2,219

	May 31, 2003
	Gross carrying amount	Accumulated amortization	Impairment	Book Value
Existing products and technology	$13,224	$(6,587)	$(5,320)	$1,317
Customer lists and order backlog	1,142	(1,060)	(67)	15
Trademarks	631	(383)	(248)	—

Total	$14,997	$(8,030)	$(5,635)	$1,332

        Amortization of intangible assets totaled $3.1 million, $3.0 million and $3.6 million for fiscal 2001, 2002 and 2003 respectively. Estimated amortization expense for these intangible assets will be approximately $626,000, $604,000 and $102,000 in fiscal 2004, 2005 and 2006, respectively, assuming no impairment charges are recorded during these years.

Note 7.    Asset Impairment

  Excess Facilities Charges and Related Asset Impairment

        We have existing commitments to lease office space at our headquarters in San Carlos, California in excess of our needs for the foreseeable future and do not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future. In fiscal 2002, we recorded excess facilities charges and related asset impairment charges of $9.9 million. Of that amount, $9.3 million related to excess facilities, and approximately $600,000 related to certain long-lived assets that we estimated would not generate future cash flows sufficient to cover their carrying amounts. The impairment charge was recorded to reduce the carrying amount of those assets to a level equal to the expected future value at the time they were impaired or to provide a reserve for excess leased facilities. In fiscal 2003, we recorded excess facilities charges and related asset impairment of $25.1 million. Of that amount, $22.5 million related to excess facilities and $2.6 million related to certain long-lived assets that we estimated would not generate future cash flows sufficient to cover their carrying amounts. For both fiscal 2002 and 2003, these excess facilities charges represent the remaining lease commitment on the excess facilities, net of expected sublease income.

  Warrant-related Asset Impairment

        In fiscal 2002, we recorded a warrant-related asset impairment charge of $44.8 million in connection with a review for impairment of the carrying value, in accordance with SFAS 121. This impairment charge was recorded to reduce the carrying value of certain warrant-related assets to a level equal to the expected future revenues from the holders of those warrants during the term of the underlying customer agreements.

  Goodwill and Intangible Asset Impairment

        In Q1 FY03, we acquired Sigma Systems and recorded goodwill of $34.6 million and intangible assets of $9.8 million. Per SFAS 142, we determined that Sigma Systems has two reporting units, OSS and Bill-Care. During Q4 FY03, a decision was made to dispose of the Bill-Care reporting unit. This decision, coupled with indicators that the OSS long-lived assets may not be recoverable, principally due to the lower actual revenue results as compared to the revenue forecasts at time of acquisition, resulted in a test for impairment under SFAS 144. As a result of the SFAS 144 test of intangible assets, we recorded a $5.6 million impairment for the OSS intangibles leaving a net balance at May 31, 2003 of $1.3 million. We also recorded an intangible asset impairment charge of $766,000 for Bill-Care intangibles. We then performed our annual test for goodwill impairment under SFAS 142. As a result of this test, we recorded a goodwill impairment of $31.5 million for OSS goodwill and determined that Bill-Care goodwill was not impaired. The total OSS impairment charge of $37.1 million is recorded as a component of operating income in the accompanying consolidated statement of operations under "Goodwill and intangible asset impairment." The Bill-Care intangible asset impairment charge is recorded as a component of "Loss from discontinued operations." Future goodwill and intangible impairment tests may result in charges to earnings if the Company determines that these long-lived assets have been further impaired.

Note 8.    Property and Equipment

        As of May 31, 2002 and 2003, property and equipment consisted of the following (in thousands):

	As of May 31,
	2002 (As restated)	2003	Useful Life (in years)
Computer equipment	$12,581	$10,137	3
Leasehold improvements	7,648	5,800	*
Software	3,546	4,204	2
Furniture and equipment	5,519	6,274	5

	29,294	26,415
Less: Accumulated depreciation and amortization	(14,794)	(19,571)

	$14,500	$6,844

*
Typically the length of lease term, not to exceed 10 years.

        Depreciation expense was $5.5 million for fiscal 2001, $7.7 million for fiscal 2002, and $7.2 million for fiscal 2003.

Note 9.    Accrued Liabilities

        As of May 31, 2002 and 2003, accrued liabilities consisted of the following (in thousands):

	As of May 31,
	2002 (As restated)	2003
Other accrued liabilities	$10,271	$7,917
Short-term portion of excess facilities charges	1,861	5,116
Tax liabilities	711	1,250
Accrued restructuring costs	267	496
Employee withholdings	610	40
Litigation liability	—	25,000

	$13,720	$39,819

Note 10.    Restructuring Costs

        In February 2002, we announced the consolidation of our research and development activities into our development centers located in San Carlos, California and London, Ontario, Canada. As part of this consolidation, certain employees in the Horsham, Pennsylvania, and Murray City, Utah offices were relocated to these development centers. The consolidation resulted in a headcount reduction of 67 employees and restructuring costs of $3.1 million.

        As part of our ongoing efforts to control costs, we effected a reduction in force in July and August 2002. This action resulted in a headcount reduction of 106 employees. As a result of these actions, we accrued restructuring costs of approximately $2.2 million in Q1 FY03, which were comprised primarily of salary and employee-related expenses.

        During fiscal 2002, management revised its estimates underlying the restructuring accrual. Accordingly, we reversed $241,000 of restructuring accruals.

        In January 2003, we announced a further reduction in force. We terminated the employment of 228 employees. Under SFAS 146, we initially expected to record a total restructuring charge of $5.3 million comprising salary and employee-related expenses. In fiscal 2003, we recorded approximately $5.1 million of the estimated $5.3 million charge and expect to incur approximately $4,000 more. In April 2003, we announced another reduction in force. This action resulted in a headcount reduction of 75 employees, worldwide, with 32 on transition plans as of May 31, 2003. Under SFAS 146, we expect to record a total restructuring charge of approximately $2.3 million comprising salary and employee-related expenses. For the quarter ended May 31, 2003, we recorded approximately $2.1 million of the estimated $2.3 million charge.

        We recorded restructuring costs of $3.1 million for fiscal 2002 and $9.2 million for fiscal 2003, which consisted of the following components (in thousands):

	Years ended May 31,
	2002 (As restated)	2003
Salaries and employee-related expenses	$978	$9,434
Disposal of fixed assets	616	—
Write-down of intangible assets	500	—
Lease commitments	438	—
Acceleration of certain stock option grants	281	—
Other items	262	—
Change to estimated restructuring expense	—	(241)

Restructuring costs	$3,075	$9,193

        Severance costs include those expenses related to severance pay and related employee benefit obligations, including the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of intangible assets, disposal of fixed assets, and amounts paid in connection with terminated contracts. As of May 31, 2002 and May 31, 2003, accrued restructuring costs were as follows (in thousands):

	Severance	Facilities	Other	Total
Accrued restructuring costs as of May 31, 2001	$—	$—	$—	$—
Restructuring costs	1,259	1,054	762	3,075
Cash payments	(1,000)	(241)	(236)	(1,477)
Non-cash deductions	(194)	(625)	(512)	(1,331)

Accrued restructuring costs as of May 31, 2002	$65	$188	$14	$267
Expensed restructuring charges	9,434	—	—	9,434
Cash payments	(8,935)	(37)	(2)	(8,974)
Change to estimated restructuring expense	(79)	(151)	(11)	(241)
Foreign exchange effect	11	—	(1)	10

Accrued restructuring costs at May 31, 2003	$496	$—	$—	$496

Note 11.    Commitments and Contingencies

Operating Leases

        We have various operating leases that expire at various dates through fiscal 2010. Rent expense, without the effect of sublease income, under these operating leases was $9.1 million for fiscal 2001 and $7.7 million for both fiscal 2002 and fiscal 2003. We have offset payments received from our sub-tenants of $5.5 million for fiscal 2001, $984,000 for fiscal 2002, and $789,000 for fiscal 2003, against rent expense in the Consolidated Statements of Operations to the extent that an equal amount of expense was recognized.

        Net future minimum lease payments related to these agreements as of May 31, 2003, are as follows (in thousands):

Year ending May 31,	Future minimum lease payments	Future sublease income	Net future minimum lease payments
2004	$9,756	$1,561	$8,195
2005	9,893	1,459	8,434
2006	10,041	903	9,138
2007	9,965	—	9,965
2008	9,023	—	9,023
Thereafter	10,140	—	10,140

	$58,818	$3,923	$54,895

Capital Leases

        In August 1999, we entered into a Master Equipment Lease to finance office furniture and equipment, and acquired $2.0 million of capital assets under this lease. Accumulated depreciation for these assets was $1.6 million as of May 31, 2002, and $2.0 million as of May 31, 2003.

        Future minimum lease payments under these capital leases together with the present value of the future minimum lease payments as of May 31, 2003 are as follows (in thousands):

Total minimum lease payments for the year ending May 31, 2004	$7
Less: Amount representing interest	(1)

Present value of future minimum lease payments	6
Less: Current portion	(6)

Long-term portion	$—

Motorola

        In August 2001, we amended our prior agreements with Motorola. The amendment reduced the total payments due to Motorola for development fees from $10.0 million to $8.9 million (excluding applicable taxes). The amendment also waived any payments that might have been payable by Motorola to us for any shortfall of set-top-box sales below committed volume levels at the end of the three-year period. We recorded research and development expense of $3.6 million in fiscal 2001 and $1.9 million in fiscal 2002. As of May 31, 2002 and 2003, no further payments were required under this agreement.

Sun Microsystems

        In May 1999, we entered into a Technology License and Distribution Agreement with Sun Microsystems to transfer our NC Navigator and NC Administration Server software to Sun, while retaining the right to ship, support, and maintain these products for existing customers using this technology. During fiscal 2000, we amended the agreement with Sun. The amendment called for us to pay certain minimum royalties and support fees in exchange for the right to certain Sun technology and to maintain the status as a preferred vendor of Sun. Minimum guaranteed royalties and support fees of $3.8 million were to be paid to Sun through the period ended December 31, 2004. During fiscal 2001, we further amended our Technology Agreement with Sun and eliminated the guaranteed royalties and support fees of $3.8 million. In exchange for the elimination of the guarantees, we prepaid $1.4 million in royalties and support to Sun. Royalty and support expenses under these agreements were $623,000 for fiscal 2001, $359,000 for fiscal 2002, and $335,000 for fiscal 2003.

Warrants

        In August 2002, under the terms of a warrant purchase agreement dated March 25, 2002, we paid MediaOne $1.1 million to repurchase their unearned warrants to purchase 400,000 shares of our common stock. We recorded the charge upon the initial signing of the agreement in Q4 FY02 as a $1.1 million reduction to revenue.

Equity Investments

        In fiscal 2001, we began making investments in companies in the field of interactive television and related markets. As of May 31, 2003, we had invested $18.8 million in our portfolio of private companies. We recorded impairment charges of $5.3 million in fiscal 2001, $1.4 million in fiscal 2002, and $12.1 million in fiscal 2003 relating to these investments. Our net equity investments were $10.4 million as of May 31, 2002 and zero as of May 31, 2003. Deteriorating financial conditions of the companies in which we have invested coupled with the difficult equity financing market led to higher write-downs in fiscal 2003.

        China Broadband (H.K.).    In June 2001, we committed to invest up to $2.0 million in China Broadband (H.K.) for reinvestment in a Chinese joint venture that makes interactive television software. In fiscal 2002, we made an investment of $750,000, and we believe we will not make further investments.

        ExtendMedia.    On May 31, 2002, we entered into a debenture purchase agreement committing us to loan ExtendMedia up to $350,000 in phases through the end of calendar 2002. The loan is secured by certain assets of ExtendMedia, carries an annual interest rate of 6.5%, and is due on May 31, 2005. As of May 31, 2003 we had made payments totaling $350,000 to ExtendMedia under the agreement. See Note 2.

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

        As of May 31, 2003, TWTV had drawn down the full amount from us under this loan facility and issued warrants to us to purchase 254,462,000 shares of TWTV common stock, which we immediately exercised for approximately $392,000, which was deducted from the outstanding balance owed by TWTV under the loan facility. Upon full conversion of all debt and warrants issued to us in this transaction, our ownership percentage will remain under 20%, and we do not exert significant influence over TWTV's business and financial decisions.

        Sportvision.    In August 2002, we entered into an agreement to loan Sportvision $200,000 in the form of convertible debt. The loan had a maturity of eighteen months and bore interest at the rate of 5% per annum. In December 2002, the debt and interest automatically converted into shares of Series B Preferred Stock.

Indemnification Obligations

        In November 2002, the FASB issued FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The adoption of this standard did not have a material impact on our consolidated results of operations or financial position

        Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and as such no accruals for warranty costs have been made. In addition, we are obligated to indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. We are unable to quantify the charge that could result from officer and director indemnification.

Employment Agreements

        Fiscal 2001 Retention Agreements.    In January 2001, we entered into employee retention agreements with Coleman Sisson, Donald Fitzpatrick, and David Limp, who were then executive officers. Each retention agreement was to provide $818,000 in periodic payments to each officer who achieved two years of continuous service through January 2003. In July 2002, Mr. Limp left Liberate as part of a reduction in force and realignment of management roles, which triggered a payment of the remaining $526,000 under his retention agreement. During fiscal 2003, we paid Mr. Fitzpatrick $219,000 under his retention agreement. In connection with the events leading to the restatement of our financial statements, we terminated Mr. Fitzpatrick's employment on December 27, 2002, before additional payments were due. During fiscal 2003, we paid Mr. Sisson the remaining $526,000 due under his retention agreement.

        Executive Loans.    In 2001, we extended loans in the principal amount of $500,000 to each of Mr. Limp, Mr. Fitzpatrick, and Mr. Sisson. Each loan carried an interest rate of 5.9% compounded annually and was due two years from issuance. In July 2002, Mr. Limp repaid the full principal and interest due under his promissory note. In November 2002, Mr. Fitzpatrick repaid $275,000 of the principal amount of his promissory note. According to the terms of Mr. Fitzpatrick's promissory note, his outstanding principal balance of $225,000 and all accrued interest was due 60 days from December 27, 2002, the date of the termination of his employment. As of June 30, 2003, Mr. Fitzpatrick had not repaid the balance of this loan and we have recorded a reserve to cover our potential loss. In January 2003, Mr. Sisson repaid the full principal and interest of $561,000 due under his promissory note.

        Fiscal 2003 Executive Retention Agreements.    In July 2002, we entered into employee retention agreements with each of Mitchell Kertzman, Coleman Sisson, Donald Fitzpatrick , and Kent Walker. Under the terms of these agreements, if, after a change of control followed within one year by the officer's actual or constructive termination, the officer received total payments as a result of the termination that were less than twice the officer's total cash compensation in the prior fiscal year, Liberate would pay the difference, up to a maximum of $750,000. As of June 30, 2003, Mr. Kertzman, Mr. Sisson, and Mr. Fitzpatrick are no longer employed by Liberate. Because there has been no change of control, we have made no payments under these agreements.

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

        Termination of Executive's Employment In connection with Mr. Limp's departure in July 2002, we entered into a separation agreement and mutual release of claims with him. Under the terms of this agreement, we paid Mr. Limp an amount equal to his salary and on-target bonuses for fiscal 2002 in addition to the payment under his retention agreement described above.

        Senior Management Bonus Plan and Sales Commission Plan.    In July 2002, the compensation committee of the board of directors approved a senior management bonus plan under which Mr. Kertzman, Mr. Sisson, and Mr. Walker would have been eligible to receive bonuses if Liberate had achieved specified revenue and operating expense targets. No payments were made under this plan. In July 2002, the compensation committee also approved a sales commission plan under which Mr. Fitzpatrick would be eligible to receive commissions based on achievement of revenue and earnings targets. During fiscal 2003, we paid Mr. Fitzpatrick $31,000 under his sales commission plan.

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

Legal Matters

        Underwriting Litigation.    Beginning on May 16, 2001, a number of class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our officers and directors as co-defendants. The suits, which have since been consolidated with hundreds of similar suits filed against underwriters and issuers, allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. While we deny allegations of wrongdoing, we have agreed to enter into a global settlement of these claims, with our insurers expected to cover amounts in excess of our deductible. A suit making similar allegations based on the same facts has also been filed in California state court.

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

        We cannot predict or determine the outcome or resolution of the Class Action, the Derivative Action, or the SEC investigation. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations, and cash flows.

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

Note 12.    Convertible Preferred Stock

        Since our inception, we have issued 66,189,208 shares of preferred stock. All outstanding shares of preferred stock were converted into shares of common stock in connection with our initial public offering in July 1999. Additionally, all outstanding warrants to purchase preferred stock were converted to warrants to purchase common stock. Upon closing of the initial public offering, we authorized 20,000,000 shares of undesignated preferred stock for future issuance. As of May 31, 2001, 2002, and 2003 there were no shares of preferred stock outstanding.

Note 13.    Common Stock

        We have authorized 200,000,000 shares of common stock. As of May 31, 2003, we have reserved the following shares of authorized, but unissued shares of common stock for future issuance:

Employee stock purchase plan	5,525,629
Warrants	1,983,330
Stock options, restricted stock and other stock incentives	28,509,041

36,018,000

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

        As of May 31, 2003, network operators had earned warrants to purchase 2,396,660 shares. Of these warrants, warrants to purchase 552,774 shares had previously been exercised, warrants to purchase 163,890 shares were retired in connection with those exercises, and warrants to purchase 346,666 expired unexercised. As of May 31, 2003, there were earned and outstanding warrants to purchase 1,333,330 shares with exercise prices of $4.80 and $6.90 per share and an average exercise price of $6.48 per share.

        Additionally, in August 2002, we paid $1.1 million to MediaOne of Colorado and MediaOne of Michigan, each a wholly-owned subsidiary of AT&T Broadband, to buy back unvested warrants to purchase 400,000 shares. If network operators earn warrants to purchase the remaining 650,000 shares, which have an exercise price of $6.90 per share, we may be required to record additional warrant-related assets and resulting warrant amortization expense or offsets to license and royalty revenues.

        Warrant activity through May 31, 2003 was as follows:

	Warrants available	Warrants repurchased	Warrants earned	Warrants expired	Warrants to be earned
Balance May 31, 2000	4,599,992	—	(2,336,660)	—	2,263,332
Fiscal 2001 activity	—	—	—	(50,000)	(50,000)

Balance May 31, 2001	4,599,992	—	(2,336,660)	(50,000)	2,213,332
Fiscal 2002 activity	—	—	(60,000)	(170,000)	(230,000)

Balance May 31, 2002	4,599,992	—	(2,396,660)	(220,000)	1,983,332
Fiscal 2003 activity	—	(400,000)	—	(933,332)	(1,333,332)

Balance May 31, 2003	4,599,992	(400,000)	(2,396,660)	(1,153,332)	650,000

        All outstanding earned and unearned warrants will expire by May 31, 2005.

        We record amortization expense for deferred costs in accordance with EITF 01-09. See Note 2. Under EITF 01-09, warrant amortization expense may be classified as an offset to associated revenues up to the amount of cumulative revenues recognized or to be recognized. Such amortization expense was classified as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Warrant amortization offset to license and royalty revenues	$13,087	$3,826	$4,505
Warrant amortization charged to operating expense	10,122	12,047	3,837

	$23,209	$15,873	$8,342

        In November 2001, we recorded an impairment charge of $44.8 million in connection with a review of our warrants for impairment in accordance with SFAS 121. See Note 2. We recorded this charge to reduce the carrying value of certain warrants to a level equal to the expected future revenues from the holders of those warrants during the term of the underlying customer agreement.

Private Placement with Cisco

        In July 2000, we issued 3,963,780 unregistered shares of common stock to Cisco, resulting in cash proceeds of $100.0 million. On July 25, 2002, we repurchased 3,963,780 shares of our common stock beneficially owned by Cisco for an aggregate purchase price of $10.0 million. The purchase price per share of $2.5117 was our average stock price, less a two percent discount, for the ten consecutive trading days ending on the last trading day prior to July 18, 2002. Following repurchase, the resulting treasury shares were retired so that they resumed their status as "authorized and unissued."

Note 14.    Stock Plans

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

        Stock option activity under the 1996 Plan and the 1999 Plan is summarized below:

	Options available for grant	Options outstanding	Weighted average exercise price
Balance at May 31, 2000	759,753	8,220,439	$19.86
Authorized	4,546,386	—	—
Granted	(4,928,318)	4,928,318	$20.06
Exercised	—	(951,961)	$3.01
Cancelled—1996 Plan	—	(685,934)	$3.81
Cancelled—1999 Plan	3,202,922	(3,202,922)	$46.40

Balance at May 31, 2001	3,580,743	8,307,940	$12.98
Authorized	5,235,104	—	$—
Granted	(9,861,562)	9,861,562	$8.29
Exercised	—	(1,035,436)	$3.69
Cancelled—1996 Plan	—	(249,017)	$4.40
Cancelled—1999 Plan	1,948,098	(1,948,098)	$20.50

Balance at May 31, 2002	902,383	14,936,951	$9.74
Authorized	5,379,155	—	$—
Granted	(6,200,000)	6,200,000	$2.49
Exercised	—	(46,614)	$1.59
Cancelled—1996 Plan	—	(1,680,623)	$3.87
Cancelled—1999 Plan	9,663,598	(9,663,598)	$7.88

Balance at May 31, 2003	9,745,136	9,746,116	$8.02

Sigma Systems Option Plans

        In connection with our acquisition of Sigma Systems in August 2002, we assumed options that had previously been granted under the Sigma Systems 2002 Stock Incentive Plan and 2002 California Stock Incentive Plan and a non-plan option grant. Our stockholders were not required to consider or approve our assumption of these options. The terms and vesting schedules of these options varied widely. Upon our assumption, the options to purchase shares of Sigma Systems common stock were converted into options to purchase shares of Liberate common stock based upon the conversion ratio for the acquisition. We did not assume these plans and have never granted any awards under them.

        The options we assumed in connection with our acquisition of Sigma Systems converted into options to purchase 1,165,291 shares of our common stock, and none of these options were exercised during fiscal 2003. As of May 31, 2003, assumed options to purchase 354,261 shares of our common stock were outstanding, and were vested as to 186,366 shares. The weighted average exercise price of these options was $1.98 per share.

Non-Plan Stock Option Grants

        In fiscal 2003, we issued options to purchase 5,900,000 shares to new executive officers and employees. These options were issued outside the 1999 Equity Incentive Plan.

Stock Option Exchange Program

        On March 23, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, employees had the opportunity to cancel outstanding stock options previously granted to them under our 1999 Plan in exchange for an equal number of new options to be granted at a future date, at least six months and a day from the cancellation date, which was May 4, 2001. In all, options to purchase a total of 2,383,898 shares of our common stock were cancelled in connection with the option exchange, and options to purchase a total of 2,269,480 shares of our common stock were granted on November 5, 2001 to those employees who had been continuously employed at Liberate from the date they tendered their original options through November 5, 2001. The exercise price of $9.10 per share or the new options was equal to the fair market value of our common stock on November 5, 2001, the date of the new grant. Members of our Board of Directors and executive officers were not eligible to participate in the program.

        Pursuant to the provisions of SFAS 148 and SFAS 123, the fair value of options granted and the 1999 Employee Stock Purchase Plan shares issued was estimated on the grant date using the Black-Scholes option pricing model and the following weighted average assumptions:

	Options			ESPP
	Years ended May 31,			Years ended May 31,
	2001	2002 (As restated)	2003	2001	2002 (As restated)	2003
Risk-free interest rate	6.03%	4.32%	2.27%	5.00%	2.63%	2.08%
Average expected life of options granted and ESPP shares issued (in years)	6.00	4.98	2.81	0.50	0.50	0.50
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility of common stock	125%	82%	106%	116%	96%	94%
Weighted average fair value of options granted and ESPP shares issued	$17.84	$5.57	$1.38	$11.26	$3.30	$2.47

        A summary of all outstanding options, including those assumed in connection with our acquisitions and the stock options issued outside of the Plans, to purchase common stock as of May 31, 2003 is as follows:

				Options exercisable
	Options outstanding
				Number exercisable as of May 31, 2003
Range of exercise price	Number outstanding as of May 31, 2003	Weighted average remaining contractual life	Weighted average exercise price		Weighted average exercise price
$ 0.03 $ 1.75	4,363,162	9.23	$1.66	570,211	$1.07
$ 1.94 $ 2.70	8,162,611	7.79	$2.43	3,762,651	$2.48
$ 2.85 $ 8.47	3,151,873	7.62	6.66	2,237,092	$6.31
$ 8.60 $22.13	2,177,874	8.24	$10.39	1,501,805	$10.54
$23.06 $96.38	908,385	7.03	$33.09	695,245	$33.63

	18,763,905	8.11	$5.37	8,767,004	$7.22

Deferred Stock-based Compensation

        In connection with the grant of certain stock options to employees we recorded deferred stock-based compensation of $7.1 million in fiscal 1999 and $1.6 million in fiscal 2000, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amounts are presented as a reduction of stockholders' equity. We expensed $1.9 million in fiscal 2001, $1.7 million for fiscal 2002, and $1.3 million in fiscal 2003, and will expense the balance ratably over the remaining periods during which the options vest. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an optionholder's services.

        Amortization of deferred stock-based compensation is shown as a separate line item in the accompanying consolidated statements of operations. Amortization of deferred stock-based compensation for the periods reported included amounts related to the following categories (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Cost of service revenues	$248	$250	$132
Research and development	930	760	472
Sales and marketing	426	401	257
General and administrative	280	258	441

	$1,884	$1,669	$1,302

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

        As of May 31, 2003, 6,666,664 shares of common stock had been reserved under the 1999 Purchase Plan, of which 5,525,629 shares remained available for issuance. Employees purchased 266,516 shares in fiscal 2001, 381,217 shares in fiscal 2002 and 204,068 shares in fiscal 2003.

Suspension of 1999 Employee Stock Purchase Plan

        In January 2003, because we were not current in our public filings due to our need to restate our public filings, we terminated the offering period of our 1999 Employee Stock Purchase Plan before the purchase of shares scheduled for March 31, 2003 and refunded contributions to employees.

Note 15.    Income Taxes

        Income taxes have been calculated on a separate company basis pursuant to the provisions of SFAS 109, "Accounting for Income Taxes." The components of the provision for income taxes for the periods reported were as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Federal	$—	$—	$—
State	72	231	220
Foreign	443	506	1,340

Total provision	$515	$737	$1,560

        For the periods reported, the provision for income taxes differs from the amounts that would result by applying the applicable statutory federal income tax rate to income before taxes as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Benefit at federal statutory rate	$(107,073)	$(117,095)	$(135,156)
State income tax benefit, net of federal benefit	(17,438)	(19,058)	(13,913)
Tax credits	(4,269)	(2,275)	(1,000)
Non-deductible goodwill amortization	87,963	89,842	85,329
Change in valuation allowance	31,691	48,530	66,092
Stock-based compensation	767	763	443
Non-deductible write-off of acquired in-process research and development	9,127	—	102
Other	(253)	30	(337)

Total provision	$515	$737	$1,560

        Components of the net deferred tax asset were as follows (in thousands):

	Years ended May 31,
	2002 (As restated)	2003
Net operating losses	$128,040	$182,128
Temporary differences	48,858	60,123
Tax credits	10,918	11,659

Total deferred tax asset	187,816	253,910
Valuation allowance	(187,816)	(253,910)

Total net deferred tax asset	$—	$—

        We recorded a valuation allowance for the entire deferred tax asset due to uncertainties regarding the realization of the asset, our lack of profitability to date, and our uncertainty regarding future operating profitability. As of May 31, 2003, $68.7 million of the valuation allowance relates to benefits of stock option deductions, which, if recognized, will be allocated to stockholders' equity.

        As of May 31, 2003, we had federal and state net operating loss carry-forwards of $499.5 million and $127.0 million, respectively, and tax credits totaling $11.6 million. The federal and state net operating loss carry-forwards expire at various dates between 2005 and 2023. The tax credits expire at various dates between 2011 and 2022. The Tax Reform Act of 1986 imposes substantial restrictions on the use of net operating losses and tax credits in the event of an ownership change of a corporation. Our ability to use net operating loss carry-forwards on an annual basis may be limited as a result of a prior ownership change in connection with private sales of equity securities.

Note 16.    Segment Reporting

        Through May 31, 2003 we operated in one segment—providing digital infrastructure software and services for cable networks. As of May 31, 2001, 2002, and 2003, our long-term assets were located primarily in the United States. Our revenues by region for the periods reported were as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
Europe	$27,347	$35,494	$13,547
North America(1)	7,216	30,391	11,563
Asia	5,269	4,578	2,606

Consolidated	$39,832	$70,463	$27,716

(1)
For fiscal 2001, Canadian revenues, which are included in North American revenues, are offset by significant amounts of warrant-related expenses, and as a result, actual revenue amounts for Canada are negative in those fiscal years. Canadian revenues were $(5.8) million in fiscal 2001.

        For the periods reported, revenues of these three largest revenue-generating countries were as follows (in thousands):

	Years ended May 31,
	2001	2002 (As restated)	2003
U.K.-based revenues	$21,591	$26,389	$10,494

U.S.-based revenues	13,022	23,473	5,989

Canada-based revenues	(5,805)	6,918	5,576

        International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the origin of the sales contract. International and domestic revenues as a percentage of our total revenues for the periods reported were as follows:

	Years ended May 31,
	2001	2002 (As restated)	2003
International revenues	67%	67%	78%
U.S.-based revenues	33%	33%	22%

Total revenues	100%	100%	100%

        For fiscal 2001, three customers each accounted for 10% or more of our total revenues. For fiscal 2002, two customers each accounted for 10% or more of our total revenues. For fiscal 2003,three customers each accounted for 10% or more of our total revenues. The percentage of sales to significant customers for the periods reported were as follows:

	Years ended May 31,
	2001	2002 (As restated)	2003
Customer A	28%	16%	20%
Customer B	25%	19%	16%
Customer C	*	*	11%
Customer D	11%	*	*

*
Less than 10%

Note 17.    Related Party Transactions

        For fiscal 2001, revenues from related parties were negative revenues of $1.2 million due to the impact of warrant revenue offsets. For fiscal 2002, revenues from related parties, net of the impact of warrant revenue offsets, were $1.6 million, representing 2.3% of our total revenues. For fiscal 2003, revenues from related parties, net of the impact of warrant revenue offsets, were $410,000, representing 1.5% of our total revenues.

Transactions with Oracle

        In December 1995, we began operations as a division of Oracle. As of May 31, 2003, Oracle beneficially held 31% of our outstanding common stock in a voting trust. However, in June 2003, Delphi Asset Management (a wholly-owned subsidiary of Oracle) filed a report on Form 4 with the SEC disclosing that it had disposed of all its 33 million shares of our common stock.

        In August 1997, we entered into a tax allocation and indemnity agreement with Oracle. This agreement provided for our consolidation into Oracle's tax group for income tax payment purposes. Under the agreement, our tax liability was computed as if we had filed a separate return for amounts due in certain state and local jurisdictions. As a member of Oracle's tax group, we were allocated a share of the aggregate tax liability of the group and granted indemnity for penalties or other damages attributed to the failure of Oracle to comply with tax regulations. This agreement terminated on the effective date of our public offering. In Q4 FY03, we wrote off $174,000, the amount Oracle owed us under this agreement.

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

        Oracle paid us royalties of $239,000 for fiscal 2001, and did not pay us royalties in fiscal 2002 and in fiscal 2003.

        We routinely enter into commercial transactions with Oracle relating to licenses of its financial application and database products and associated training, support, and services. We believe that the terms of these agreements with Oracle are at least as favorable to us as those that could have been obtained in arm's-length transactions. In fiscal 2001, fiscal 2002 and fiscal 2003, we paid Oracle approximately $371,000, $79,000, and $437,000 in connection with these transactions.

Transactions with Cox Communications

        A member of our Board, Chris Bowick, also serves as an executive officer of Cox Communications. Cox is both a significant customer and a stockholder, currently owning less than five percent of our outstanding stock. In fiscal 2000, we entered into an agreement with Cox for the license of our software products and for the provision of services. The agreement also provides that Cox will have the right to test our software free of charge and without any commitment to deploy services using our technology. Under the agreement, Cox paid us $6.0 million in prepaid licenses and services, and Cox is entitled to receive the benefits of any more favorable terms and conditions that we may grant to any other North American network operator. Total revenues from Cox during fiscal 2001, 2002, and 2003, before taking into account warrant-related offsets, were $6,000, $2.8 million, and $1.6 million. Net revenues from Cox, including the impact of the warrant-related offsets, were net negative revenues of $1.3 million in fiscal 2001, net positive revenues of $1.6 million in fiscal 2002 and net positive revenues of $410,000 in fiscal 2003. In addition, under the commercial agreement, we were required to issue warrants to Cox. A total of 883,332 shares of our common stock are reserved for issuance to Cox under these warrants. The exercise price of these warrants is $6.90 per share. These warrants vest according to milestones established in the commercial agreement to motivate Cox to deploy our products. In addition, Cox paid us $64,000 in fiscal 2002 and $285,000 in fiscal 2003 related primarily to services.

Employment Agreements and Transactions with Officers

        Fiscal 2001 Retention Agreements.    In January 2001, we entered into employee retention agreements with Coleman Sisson, Donald Fitzpatrick, and David Limp, who were then serving as executive officers. Each retention agreement was to provide $818,000 in periodic payments to each officer who achieved two years of continuous service through January 2003. In July 2002, Mr. Limp left Liberate as part of a reduction in force and realignment of management roles, which triggered a payment of the remaining $526,000 under his retention agreement. During fiscal 2003, we paid Mr. Fitzpatrick $219,000 under his retention agreement. In connection with the events leading to the restatement of our financial statements, we terminated Mr. Fitzpatrick's employment on December 27, 2002, before additional payments were due. During fiscal 2003, we paid Mr. Sisson the remaining $526,000 due under his retention agreement.

        Executive Loans.    In 2001, we extended loans in the principal amount of $500,000 to each of Mr. Limp, Mr. Fitzpatrick, and Mr. Sisson. Each loan carried an interest rate of 5.9% compounded annually and was due two years from issuance. In July 2002, Mr. Limp repaid the full principal and interest due under his promissory note. In November 2002, Mr. Fitzpatrick repaid $275,000 of the principal amount of his promissory note. According to the terms of Mr. Fitzpatrick's promissory note, his outstanding principal balance of $225,000 and all accrued interest was due 60 days from December 27, 2002, the date of the termination of his employment. As of June 30, 2003, Mr. Fitzpatrick had not repaid the balance of this loan and we have recorded a reserve to cover our potential loss. In January 2003, Mr. Sisson repaid the full principal and interest of $561,000 due under his promissory note.

        Fiscal 2003 Executive Retention Agreements.    In July 2002, we entered into employee retention agreements with each of Mitchell Kertzman, Coleman Sisson, Donald Fitzpatrick , and Kent Walker. Under the terms of these agreements, if, after a change of control followed within one year by the officer's actual or constructive termination, the officer received total payments as a result of the termination that were less than twice the officer's total cash compensation in the prior fiscal year, Liberate would pay the difference, up to a maximum of $750,000.

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

        Termination of Executive's Employment    In connection with Mr. Limp's departure in July 2002, we entered into a separation agreement and mutual release of claims with him. Under the terms of this agreement, we paid Mr. Limp an amount equal to his salary and on-target bonuses for fiscal 2002 in addition to the payment under his retention agreement described above.

        Senior Management Bonus Plan and Sales Commission Plan.    In July 2002, the compensation committee of the board of directors approved a senior management bonus plan under which Mr. Kertzman, Mr. Sisson, and Mr. Walker would have been eligible to receive bonuses if Liberate had achieved specified revenue and operating expense targets. No payments were made under this plan. In July 2002, the compensation committee also approved a sales commission plan under which Mr. Fitzpatrick would be eligible to receive commissions based on achievement of revenue and earnings targets. During fiscal 2003, we paid Mr. Fitzpatrick $31,000 under his sales commission plan.

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

Note 18.    Third-Party Financing Agreements

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

        In the agreement, the investor agreed to fund $3.0 million of our non-recurring engineering ("NRE") efforts through December 31, 1999. We recognized NRE revenue as services were performed. We recognized $703,000 in revenue in fiscal 2001. We did not recognize NRE revenue for fiscal 2002 or for fiscal 2003. In conjunction with this agreement, we agreed to pay the investor a royalty for each license of our software incorporating that technology, up to a maximum of $3.9 million. The obligation to pay the royalty terminates four years after the first commercial shipment of hardware implementing our software. As of May 31, 2003, we have not paid royalty payments to the investor, as no sales have been made of software incorporating the investor's technology.

Note 19.    Retirement Plan

        We have a retirement plan under Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may defer a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. We may contribute to the retirement plan at the discretion of the Board of Directors. To date, we have not made any such contributions.

Note 20.    Subsequent Events

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

        In June 2003, we entered into an agreement with Mr. Sisson under which he will receive $10,000 per month for his services as an independent contractor and may receive additional compensation. We may terminate this agreement at any time. We also agreed to pay the premiums for Mr. Sisson's health coverage for twelve months.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        On May 3, 2002, we dismissed our independent auditor, Arthur Andersen LLP, and engaged PricewaterhouseCoopers LLP as our new independent auditors for our fiscal year ended May 31, 2002 and 2003. The Finance and Audit Committee of our Board of Directors recommended the dismissal of Andersen and the engagement of PricewaterhouseCoopers, and our Board approved these actions.

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

        During our two fiscal years ended May 31, 2001 and the subsequent interim period through May 3, 2002, we did not consult with PricewaterhouseCoopers regarding the application of accounting principles to a specific transaction or any matter subsequent to a disagreement with our former independent auditor or any of the other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

        Within 90 days prior to the date of this report, we carried out an evaluation of the design and operation of our recently amended internal controls and procedures under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer. Rules adopted by the SEC require that we present the conclusions of the chief executive officer and chief financial officer about the effectiveness of our disclosure controls and internal controls based on and as of the date of their evaluation.

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

Changes in Internal Controls

        In preparing our quarterly report on Form 10-Q for the quarter ended August 31, 2002, we discovered facts calling into question the appropriateness and timing of revenue recognition. Our Audit Committee subsequently initiated the investigation described above that culminated in the restatement of our consolidated financial statements as of, and for the fiscal year ended, May 31, 2002. For a discussion of these events, see our amended annual report on Form 10-K/A (Amendment No. 1) for the fiscal year ended May 31, 2002.

        As part of the investigation, our management, Audit Committee, and Board of Directors reviewed company policies and procedures in areas that they viewed as important, with a particular focus on matters related to the reasons for the restatement. Specific areas of focus included revenue recognition accounting, financial reporting and legal compliance controls, proper authorization for transactions, the proper structure and payment of sales incentives, and a number of other areas relevant to our financial statements.

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

Conclusion

        The chief executive officer and chief financial officer believe that, taking into account the steps noted above to improve controls and procedures, our disclosure controls and procedures are now effective in all material respects. Since the date of our evaluation of the internal controls, there have been no significant changes in those controls or in other factors that could significantly affect those controls.

PART III.

Item 10. Directors and Executive Officers of the Registrant

        The information regarding our directors and executive officers required by this Item is incorporated by reference to the information set forth in the section entitled "Election of Directors" and "Executive Officers" in the definitive proxy statement for our 2003 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement").

        Information required by the Item with respect to compliance with Section 16(a) of the Securities Act of 1934 is incorporated by reference to the information set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11. Executive Compensation

        The information required by this Item is incorporated by reference to the information set forth in the section entitled "Executive Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item regarding security ownership of certain beneficial owners is incorporated by reference to the information set forth in the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference to the information set forth in the section entitled "Fees for Independent Auditors" in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

1.
Financial Statements

  2.
  Financial Statement Schedules
  Schedule II—Valuation and Qualifying Accounts. See page 110.

  3.
  Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 16, 1997, between and Navio (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781) ).
2.2
Merger Agreement and Plan of Reorganization with SourceSuite LLC, dated January 12, 2000 (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-95139) ).
2.3	Plan and Agreement of Reorganization with MoreCom, Inc., dated March 27, 2000 (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 7, 2000).
2.4	Amendment No. 1 to Plan and Agreement of Reorganization with MoreCom, Inc. (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 7, 2000).
2.5
Share Purchase Agreement, date as of July 24, 2002, by and among Liberate, 2014120 Ontario, Inc., Sigma Systems Group (Canada) Inc., the shareholders of Sigma Systems and Arjun Jasuja, as the Shareholders' Representative (incorporated by reference to similarly numbered exhibit to the current report on Form 8-K filed by Liberate on August 22, 2002).
3.1	Amended and Restated Bylaws of Liberate.
3.2	Sixth Amended and Restated Certificate of Incorporation of Liberate (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
3.3
Certificate of Designation, Preferences, and Results of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003).
4.1	Specimen Certificate of Liberate's common stock (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).

4.2
Standstill Agreement between Liberate, Delphi Asset Management Corporation, US Trust Company of Delaware, and United States Trust Company of New York, entered into as of January 23, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 10, 2001).
4.3
Rights Agreement dated May 12, 2003, between Liberate and Equiserve Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003).
4.4	Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003).
9.1
Voting Agreement, dated May 12, 1999, among Liberate, Oracle, Comcast Technology, Cox Communications and MediaOne Interactive Services (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
9.2	Amendment to Voting Agreement, dated December 11, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).
9.3
Irrevocable Trust Agreement between Delphi Asset Management Corporation, United States Trust Company of New York, and US Trust Company of Delaware, effective as of January 23, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).
10.1
Form of Indemnification Agreement entered into between Liberate and its directors and executive officers (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).*
10.2
Network Computer, Inc. 1996 Stock Option Plan, and form of Option Agreement (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.3
Navio Communications, Inc. 1996 Stock Option Plan and form of Option Agreement (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.4
Navio Communications, Inc. Non-Qualified Option Plan, and form of Option Agreement (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.5	1999 Equity Incentive Plan, as amended.
10.6	1999 Employee Stock Purchase Plan, as amended to date (incorporated by reference to similarly numbered exhibit to the report on Form 10-K filed by Registrant on August 8, 2002).
10.7
Employment Agreement between Liberate and Mitchell E. Kertzman, dated October 12, 1998, as amended, and January 5, 2000 (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-95139)).*
10.13
OEM License Agreement, dated December 31, 1997, between Liberate and Wind River Systems, as amended (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).

10.14
Technology License Agreement, dated September 8, 1998, between Liberate and Oracle (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.15
Letter Agreement, dated May 16, 1997, among Liberate, Oracle, and Netscape (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No.333-78781)).
10.16
Source Code License Agreement, dated July 9, 1996, between Netscape and TVSoft, as amended (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781) ).
10.17
OEM License Agreement, dated October 17, 1996, between Oracle and Netscape, as amended (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.18
Cooperation Agreement, dated July 1, 1999, between Liberate and Intel, as amended (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.20
Convertible Promissory Note Purchase Agreement, dated November 12, 1997, entered between Liberate and Middlefield Ventures (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.21
Stockholders Agreement, dated August 11, 1997, among Liberate and the investors named therein (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781) ).
10.22
Admission Agreement, dated November 12, 1997, among Liberate and the investors named therein (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.29
Circle Star Lease Agreement for San Carlos office space, dated April 27, 1999 (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.31
Tax Allocation and Indemnity Agreement, dated August 17, 1997, between Liberate and Oracle (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.32
Network Computer, Inc. Stock Option Agreement, dated October 15, 1998, with David Roux (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).*
10.33
Network Computer, Inc. Stock Option Agreement, dated October 15, 1998, with Mitchell Kertzman (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781) ).*
10.34
Series E Preferred Stock Purchase Agreement, dated May 12, 1999, among Liberate and the investors names therein (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.35
Stock Purchase Agreement, dated June 30, 1999, among Liberate and Lucent Technologies Inc (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).

10.37
Master Lease Agreement, dated August 2, 1999, with Steelcase Financial Services, Inc (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 13, 1999).
10.38
Irrevocable Letter of Credit dated September 3, 1999 and Standby Letter of Credit Agreement (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 13, 1999).
10.39	Employment letter between Liberate and Coleman Sisson, dated November 5, 1999 (incorporated by reference to Exhibit 10.39 to the Form 10-Q filed by the Registrant on January 14, 2000).*
10.42
Amendment to Employment Agreement between Liberate and Coleman Sisson, dated February 28, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 13, 2000).*
10.43
Stock Purchase Agreement dated July 16, 2000, between Cisco Systems, Inc. and Liberate (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 28, 2000).
10.44	Employment letter between Liberate and Philip A. Vachon, dated June 30, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 25, 2000).*
10.45
Employment Retention Agreement between Liberate and Coleman Sisson, dated January 8, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.46
Employment Retention Agreement between Liberate and David Limp, dated January 9, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.47
Employment Retention Agreement between Liberate and Donald Fitzpatrick, dated January 3, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.48	Promissory Note, dated January 8, 2001, for loan extended to Coleman Sisson (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.49	Promissory Note, dated January 3, 2001, for loan extended to David Limp (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.50	Promissory Note, dated April 6, 2001, for loan extended to Don Fitzpatrick (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 13, 2001).*
10.51
Settlement and Mutual Release Agreement between Charitable Way, Inc. and Liberate, entered into as of May 17, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).
10.52
Amendment to Employment Agreement between Liberate and Philip A. Vachon, dated November 15, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).*

10.53
Form of Executive Officer Option Grant Notice under the 1999 Equity Incentive Plan, effective for grants made on April 12, 2001 and later (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).*
10.54
Amendment to Employee Retention Agreement between Liberate and David A. Limp, dated February 20, 2002 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 12, 2002).*
10.55
Separation Agreement and Mutual Release of Claims between Liberate and David Limp, dated July 19, 2002.* (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).*
10.56
Stock Purchase Agreement among Cisco Systems, Inc., its wholly owned subsidiary, Cisco Systems Investments Ltd., and Liberate, dated July 19, 2002 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).
10.57
Form of Employee Retention Agreement, effective as of June 2002, between Liberate and each of the following officers (separately): Mitchell Kertzman, Coleman Sisson, Don Fitzpatrick, and Kent Walker (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).*
10.58
Form of customer warrant, with a list of customers who have received warrants, exercise prices, and numbers of shares covered by warrants (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).
10.59
Sigma Systems Group (Canada) Inc. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002).
10.60
Sigma Systems Group (Canada) Inc. Amended and Restated 2002 California Stock Incentive Plan (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002).
10.61
Sigma Systems Group (Canada) Inc. Nonstatutory Stock Option Agreement, dated August 9, 2002, with Stephen Nicolle (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002).
10.62
Sales Commission Plan, dated June 1, 2002, between Liberate and Donald Fitzpatrick (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002).*
10.63
Senior Management Bonus Plan, dated June 1, 2002, between Liberate and Mitchell Kertzman, Coleman Sisson, and Kent Walker (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002).*
10.64
Contractor Agreement dated September 1, 2002 between David Limp and Liberate and Amendment thereto (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended November 30, 2002).*
10.65
Employment Letter dated November 20, 2002 between Philip A. Vachon and Liberate and Amendment thereto (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended November 30, 2002).*

10.66	Form of Employment Letter dated March 14, 2003 between Liberate and each of the following executive officers (separately): David Lockwood, Gregory S. Wood, and Patrick Nguyen.*
10.67	Form of Employment Letter dated April 11, 2003 between Liberate and Philip A. Vachon.*
10.68
Form of Employee Retention Agreement between Liberate and each of the following officers (separately): David Lockwood, Coleman Sisson, Philip A. Vachon, Gregory S. Wood, Patrick Nguyen, and Kent Walker.*
10.69	Form of Notice of Stock Option Grant to each of the following officers: David Lockwood, Philip A. Vachon, Gregory S. Wood, and Patrick Nguyen.*
10.70	Form of Amendment to Notices of Stock Option Grant dated March 14, 2003 between Liberate and each of Coleman Sisson and Kent Walker.*
10.71	Agreement dated June 9, 2003 between Liberate and Coleman Sisson.*
10.72	Specific Litigation Protection Agreement dated August 29, 2003 between American International Specialty Lines Insurance Company and the insured parties named therein.
21.1	Subsidiaries of Liberate.
23.1	Consent of Independent Auditors, PricewaterhouseCoopers LLP.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
31.1	Certification of David Lockwood pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Gregory S. Wood pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Section 1350 Certification.
99.1	Charter of Corporate Governance Committee of Liberate's Board of Directors.
99.2	Charter of Finance and Audit Committee of Liberate's Board of Directors.
99.3	Charter of Compensation Committee of Liberate's Board of Directors

*
Management contract or compensatory plan or arrangement.

        Note: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b)
Reports on Form 8-K

        We filed a report on March 3, 2003 to report that the SEC had issued a formal order of investigation to determine whether there had been violations of the federal securities laws or regulations.

        We filed a report on March 18, 2003 to report the appointment of David Lockwood, Gregory S. Wood, and Patrick Nguyen as executive officers.

        We filed a report on March 19, 2003 to report that, since we were not current with our public filings, we had withdrawn our appeal of the decision by Nasdaq to delist our common stock from the Nasdaq National Market.

        We filed a report on April 4, 2003 to report that we had implemented a reduction in our workforce.

        We filed a report on April 21,2003 to report the appointment of Philip Vachon as president—Liberate International and the appointment of several non-executive officers.

        We filed a report on May 8, 2003, to report that our Board of Directors had adopted a stockholder rights plan as set forth in the Rights Agreement dated as of May 12, 2003.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on the 16th day of September 2003:

Signature	Title

/s/ DAVID LOCKWOOD David Lockwood	Chief Executive Officer and Chairman of the Board
/s/ CHRIS BOWICK Chris Bowick	Director
/s/ CHARLES N. CORFIELD Charles N. Corfield	Director
/s/ DANA L. EVAN Dana L. Evan	Director
/s/ PATRICK S. JONES Patrick S. Jones	Director
/s/ DAVID C. NAGEL Dr. David C. Nagel	Director
/s/ ROBERT R. WALKER Robert R. Walker	Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended May 31, 2003	$550	$33	$312	$326	$569
Year ended May 31, 2002 (As restated)	493	277	—	220	550
Year ended May 31, 2001	436	145	—	88	493
Revenue reserve:
Year ended May 31, 2003	$859	$38	—	$60	$837
Year ended May 31, 2002 (As restated)	468	391	—	—	859
Year ended May 31, 2001	154	314	—	—	468

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 16, 1997, between Liberate and Navio (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
2.2
Merger Agreement and Plan of Reorganization with SourceSuite LLC, dated January 12, 2000 (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-95139) ).
2.3	Plan and Agreement of Reorganization with MoreCom, Inc., dated March 27, 2000 (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 7, 2000).
2.4	Amendment No. 1 to Plan and Agreement of Reorganization with MoreCom, Inc (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 7, 2000).
2.5
Share Purchase Agreement, date as of July 24, 2002, by and among Liberate, 2014120 Ontario, Inc., Sigma Systems Group (Canada) Inc., the shareholders of Sigma Systems and Arjun Jasuja, as the Shareholders' Representative (incorporated by reference to similarly numbered exhibit to the current report on Form 8-K filed by Liberate on August 22, 2002).
3.1	Amended and Restated Bylaws of Liberate.
3.2	Sixth Amended and Restated Certificate of Incorporation of Liberate (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
3.3
Certificate of Designation, Preferences, and Results of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003).
4.1	Specimen Certificate of Liberate's common stock (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
4.2
Standstill Agreement between Liberate, Delphi Asset Management Corporation, US Trust Company of Delaware, and United States Trust Company of New York, entered into as of January 23, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 10, 2001).
4.3
Rights Agreement dated May 12, 2003, between Liberate and Equiserve Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003).
4.4	Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003).
9.1
Voting Agreement, dated May 12, 1999, among Liberate, Oracle, Comcast Technology, Cox Communications and MediaOne Interactive Services (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
9.2	Amendment to Voting Agreement, dated December 11, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).

9.3
Irrevocable Trust Agreement between Delphi Asset Management Corporation, United States Trust Company of New York, and US Trust Company of Delaware, effective as of January 23, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).
10.1
Form of Indemnification Agreement entered into between Liberate and its directors and executive officers (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).*
10.2
Network Computer, Inc. 1996 Stock Option Plan, and form of Option Agreement (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.3
Navio Communications, Inc. 1996 Stock Option Plan and form of Option Agreement (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.4
Navio Communications, Inc. Non-Qualified Option Plan, and form of Option Agreement (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.5	1999 Equity Incentive Plan, as amended.
10.6	1999 Employee Stock Purchase Plan, as amended to date (incorporated by reference to similarly numbered exhibit to the report on Form 10-K filed by Registrant on August 8, 2002).
10.7
Employment Agreement between Liberate and Mitchell E. Kertzman, dated October 12, 1998, as amended, and January 5, 2000 (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-95139)).*
10.13
OEM License Agreement, dated December 31, 1997, between Liberate and Wind River Systems, as amended (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.14
Technology License Agreement, dated September 8, 1998, between Liberate and Oracle (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.15
Letter Agreement, dated May 16, 1997, among Liberate, Oracle, and Netscape (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No.333-78781)).
10.16
Source Code License Agreement, dated July 9, 1996, between Netscape and TVSoft, as amended (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781) ).
10.17
OEM License Agreement, dated October 17, 1996, between Oracle and Netscape, as amended (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.18
Cooperation Agreement, dated July 1, 1999, between Liberate and Intel, as amended (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.20
Convertible Promissory Note Purchase Agreement, dated November 12, 1997, entered between Liberate and Middlefield Ventures (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).

10.21
Stockholders Agreement, dated August 11, 1997, among Liberate and the investors named therein (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.22
Admission Agreement, dated November 12, 1997, among Liberate and the investors named therein (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781) ).
10.29
Circle Star Lease Agreement for San Carlos office space, dated April 27, 1999 (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.31
Tax Allocation and Indemnity Agreement, dated August 17, 1997, between Liberate and Oracle (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781) ).
10.32
Network Computer, Inc. Stock Option Agreement, dated October 15, 1998, with David Roux (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).*
10.33
Network Computer, Inc. Stock Option Agreement, dated October 15, 1998, with Mitchell Kertzman (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781) ).*
10.34
Series E Preferred Stock Purchase Agreement, dated May 12, 1999, among Liberate and the investors names therein (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.35
Stock Purchase Agreement, dated June 30, 1999, among Liberate and Lucent Technologies Inc (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781) ).
10.37
Master Lease Agreement, dated August 2, 1999, with Steelcase Financial Services, Inc (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 13, 1999).
10.38
Irrevocable Letter of Credit dated September 3, 1999 and Standby Letter of Credit Agreement (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 13, 1999).
10.39	Employment letter between Liberate and Coleman Sisson, dated November 5, 1999 (incorporated by reference to Exhibit 10.39 to the Form 10-Q filed by the Registrant on January 14, 2000).*
10.42
Amendment to Employment Agreement between Liberate and Coleman Sisson, dated February 28, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 13, 2000).*
10.43
Stock Purchase Agreement dated July 16, 2000, between Cisco Systems, Inc. and Liberate (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 28, 2000).
10.44	Employment letter between Liberate and Philip A. Vachon, dated June 30, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 25, 2000).*
10.45
Employment Retention Agreement between Liberate and Coleman Sisson, dated January 8, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*

10.46
Employment Retention Agreement between Liberate and David Limp, dated January 9, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.47
Employment Retention Agreement between Liberate and Donald Fitzpatrick, dated January 3, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.48	Promissory Note, dated January 8, 2001, for loan extended to Coleman Sisson (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.49	Promissory Note, dated January 3, 2001, for loan extended to David Limp (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.50	Promissory Note, dated April 6, 2001, for loan extended to Don Fitzpatrick (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 13, 2001).*
10.51
Settlement and Mutual Release Agreement between Charitable Way, Inc. and Liberate, entered into as of May 17, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).
10.52
Amendment to Employment Agreement between Liberate and Philip A. Vachon, dated November 15, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).*
10.53
Form of Executive Officer Option Grant Notice under the 1999 Equity Incentive Plan, effective for grants made on April 12, 2001 and later (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).*
10.54
Amendment to Employee Retention Agreement between Liberate and David A. Limp, dated February 20, 2002 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 12, 2002).*
10.55
Separation Agreement and Mutual Release of Claims between Liberate and David Limp, dated July 19, 2002.* (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).*
10.56
Stock Purchase Agreement among Cisco Systems, Inc., its wholly owned subsidiary, Cisco Systems Investments Ltd., and Liberate, dated July 19, 2002 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).
10.57
Form of Employee Retention Agreement, effective as of June 2002, between Liberate and each of the following officers (separately): Mitchell Kertzman, Coleman Sisson, Don Fitzpatrick, and Kent Walker (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).*
10.58
Form of customer warrant, with a list of customers who have received warrants, exercise prices, and numbers of shares covered by warrants (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).
10.59
Sigma Systems Group (Canada) Inc. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002).
10.60
Sigma Systems Group (Canada) Inc. Amended and Restated 2002 California Stock Incentive Plan (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002).

10.61
Sigma Systems Group (Canada) Inc. Nonstatutory Stock Option Agreement, dated August 9, 2002, with Stephen Nicolle (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002).
10.62
Sales Commission Plan, dated June 1, 2002, between Liberate and Donald Fitzpatrick (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002).*
10.63
Senior Management Bonus Plan, dated June 1, 2002, between Liberate and Mitchell Kertzman, Coleman Sisson, and Kent Walker (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002).*
10.64
Contractor Agreement dated September 1, 2002 between David Limp and Liberate and Amendment thereto (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended November 30, 2002).*
10.65
Employment Letter dated November 20, 2002 between Philip A. Vachon and Liberate and Amendment thereto (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended November 30, 2002).*
10.66	Form of Employment Letter dated March 14, 2003 between Liberate and each of the following executive officers (separately): David Lockwood, Gregory S. Wood, and Patrick Nguyen.*
10.67	Form of Employment Letter dated April 11, 2003 between Liberate and Philip A. Vachon.*
10.68
Form of Employee Retention Agreement between Liberate and each of the following officers (separately): David Lockwood, Coleman Sisson, Philip A. Vachon, Gregory S. Wood, Patrick Nguyen, and Kent Walker.*
10.69	Form of Notice of Stock Option Grant to each of the following officers: David Lockwood, Philip A. Vachon, Gregory S. Wood, and Patrick Nguyen.*
10.70	Form of Amendment to Notices of Stock Option Grant dated March 14, 2003 between Liberate and each of Coleman Sisson and Kent Walker.*
10.71	Agreement dated June 9, 2003 between Liberate and Coleman Sisson.*
10.72	Specific Litigation Protection Agreement dated August 29, 2003 between American International Specialty Lines Insurance Company and the insured parties named therein.
21.1	Subsidiaries of Liberate.
23.1	Consent of Independent Auditors, PricewaterhouseCoopers LLP.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
31.1	Certification of David Lockwood pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Gregory S. Wood pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Section 1350 Certification.
99.1	Charter of Corporate Governance Committee of Liberate's Board of Directors.
99.2	Charter of Finance and Audit Committee of Liberate's Board of Directors
99.3	Charter of Compensation Committee of Liberate's Board of Directors.

*
Management contract or compensatory plan or arrangement.

QuickLinks

LIBERATE TECHNOLOGIES ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MAY 31, 2003 TABLE OF CONTENTS
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
  Item 14. Principal Accountant Fees and Services
  PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)