Form 10-Q
period 2003-10-15
LIBERATE TECHNOLOGIES
filed 2003-10-15
CIK 1085776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2003
OR
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

(650) 701-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule #12b-2 of the Exchange Act). Yes ☒  No  ☐

104,298,781 shares of the Registrant’s common stock were outstanding as of September 30, 2003.

LIBERATE TECHNOLOGIES

FORM 10-Q

For The Quarterly Period Ended August 31, 2003

Part I. Financial Information

Item 1. Financial Statements

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

Unaudited

	August 31, 2003	May 31, 2003
Assets
Current assets:
Cash and cash equivalents	$10,662	$261,689
Short-term investments	221,746	—
Accounts receivable, net	3,417	3,310
Prepaid expenses and other current assets	2,821	3,069
Assets of discontinued operations	8,420	6,936
Total current assets	247,066	275,004
Property and equipment, net	5,277	6,113
Intangible assets, net	—	22
Deferred costs related to warrants	12,385	14,449
Restricted cash	9,733	9,249
Other assets	147	131
Total assets	$274,608	$304,968

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,390	$1,888
Accrued liabilities	20,942	39,436
Accrued payroll and related expenses	1,112	1,562
Capital lease obligations, current portion	—	6
Deferred revenues	9,890	10,619
Liabilities of discontinued operations	7,706	5,375
Total current liabilities	42,040	58,886
Long-term excess facilities accruals	21,144	22,330
Other long-term liabilities	2,286	2,242
Total liabilities	65,470	83,458

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	1,040	1,040
Contributed and paid-in-capital	1,490,125	1,490,125
Deferred stock-based compensation	(161)	(194)
Accumulated other comprehensive income	1,985	1,804
Accumulated deficit	(1,283,851)	(1,271,265)
Total stockholders’ equity	209,138	221,510
Total liabilities and stockholders’ equity	$274,608	$304,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three months ended August 31,
	2003	2002
Revenues:
License and royalty	$(924)	$1,007
Service	2,469	7,994
Total revenues	1,545	9,001
Cost of revenues:
License and royalty	151	432
Service	1,443	11,060
Total cost of revenues	1,594	11,492
Gross margin	(49)	(2,491)
Operating expenses:
Research and development	3,667	8,122
Sales and marketing	1,429	5,697
General and administrative	4,181	3,676
Amortization of deferred costs related to warrants	804	941
Restructuring costs	480	2,036
Amortization and impairment of intangible assets	22	576
Amortization of deferred stock-based compensation	10	411
Excess facilities charges and related asset impairment	—	17,090
Total operating expenses	10,593	38,549
Loss from operations	(10,642)	(41,040)
Interest income, net	617	2,502
Other income (expense), net	(375)	542
Loss from continuing operations before income tax provision	(10,400)	(37,996)
Income tax provision	103	398
Loss from continuing operations	(10,503)	(38,394)
Loss from discontinued operations	(2,083)	(1,629)
Cumulative effect of a change in accounting principle	—	(209,289)
Net loss	$(12,586)	$(249,312)
Basic and diluted loss per share:
Continuing operations	$(0.10)	$(0.36)
Discontinued operations	(0.02)	(0.02)
Cumulative effect of a change in accounting principle	—	(1.97)
Basic and diluted net loss per share	$(0.12)	$(2.35)
Shares used in computing basic and diluted net loss per share	104,006	106,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Three months ended August 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(12,586)	$(249,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle	—	209,289
Discontinued operations	870	(1,901)
Amortization of deferred costs related to warrants	2,064	2,086
Depreciation and amortization	1,161	1,929
Asset impairment charges	—	944
Amortization and impairment of intangible assets	22	576
Stock-based compensation expense	10	411
(Gain) loss on disposal of property and equipment	(8)	31
Provision for doubtful accounts	17	152
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(124)	6,030
Prepaid expenses and other current assets	248	811
Other assets	(17)	244
Accounts payable	502	(560)
Accrued liabilities	(18,495)	4,241
Accrued payroll and related expenses	(450)	(1,547)
Deferred revenues	(729)	(5,799)
Other long-term liabilities	(1,141)	13,736
Net cash used in operating activities	(28,656)	(18,639)
Cash flows from investing activities:
Purchase of investments	(221,746)	(36,736)
Increase in restricted cash	(484)	(27)
Purchases of property and equipment	(316)	(521)
Proceeds from maturity of investments	—	83,924
Cash used in acquisitions, net of cash received	—	(38,085)
Purchase of equity investments	—	(1,214)
Net cash provided by (used in) investing activities	(222,546)	7,341
Cash flows from financing activities:
Principal payments on capital lease obligations	(6)	(166)
Repurchase of common stock	—	(9,957)
Proceeds from issuance of common stock	—	126
Net cash used in financing activities	(6)	(9,997)
Effect of exchange rate changes on cash	181	(777)
Net decrease in cash and cash equivalents	(251,027)	(22,072)
Cash and cash equivalents, beginning of period	261,689	111,396
Cash and cash equivalents, end of period	$10,662	$89,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1. Description of Business

Liberate Technologies (“Liberate,” “we,” “us,” or “our”) and its wholly owned subsidiaries, is a provider of digital infrastructure software and services for cable networks. Our software supports a wide variety of services, including interactive and enhanced TV, on-demand video, service management, and provisioning of voice and high-speed data communications.

Note 2. Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements include the accounts of Liberate and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements are unaudited and reflect all adjustments that we believe are necessary to provide a fair statement of the financial position and the results of operations for the interim periods in accordance with the rules of the Securities and Exchange Commission (“SEC”). However, these condensed consolidated statements omit certain information and footnote disclosures necessary to conform to generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended May 31, 2003. The results of operations for the interim periods reported do not necessarily indicate the results expected for the full fiscal year or for any future period.

In this report, we sometimes use the words “fiscal” or “FY” followed by a year to refer to our fiscal years, which end on May 31 of the specified year. We also sometimes use “Q1,” “Q2,” “Q3,” and “Q4” to refer to our fiscal quarters, which end on August 31, November 30, the last day of February, and May 31 of each fiscal year.

Computation of Basic and Diluted Net Loss Per Share

We compute basic net loss per share using the weighted average number of shares of common stock outstanding during the periods presented. Our policy is to report net income per share based on the number of fully diluted shares, which include the weighted average number of shares of common stock, stock options, and warrants outstanding. As we have recorded a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because converting outstanding stock options and warrants would be anti-dilutive. Accordingly, we did not include 24,297,673 potential shares in the calculations for the period ended August 31, 2002, or 17,450,679 potential shares in the calculations for the period ended August 31, 2003.

Stock-Based Compensation

We have elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options. Under APB 25, we do not recognize compensation expense unless the exercise price of the employee stock option is less than market price of the underlying stock at the date of grant. Except for the amortization of our deferred stock-based compensation related to stock options granted prior to our IPO, we have not recorded compensation expense in the periods presented because stock options were granted at their fair market value on the date of grant. See Note 8.

The following information regarding net loss and loss per share was prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123. The resulting effect on net loss and loss per share pursuant to SFAS 123 is not likely to be representative of the effects on net loss and loss per share pursuant to SFAS 123 in future periods, because future periods will include the effects of additional grants and periods of vesting. Our 1999 Employee Stock Purchase Plan (“ESPP”) is currently suspended. We did not issue shares during Q1 FY04 under the ESPP. In addition, we did not issue options during Q1 FY04. During Q1 FY03, the fair value of options and the 1999 Employee Stock Purchase Plan shares issued was estimated at the date of grant utilizing a Black-Scholes option valuation model with the following weighted-average assumptions:

	Options		ESPP
	Three months ended August 31,		Three months ended August 31,
	2003	2002	2003	2002
Risk-free interest rate	—	2.76%	—	2.08%
Average expected life of options granted and ESPP shares issued (in years)	—	2.62	—	0.51
Dividend yield	—	0%	—	0%
Volatility of common stock	—	106%	—	94%
Weighted average fair value of options granted and ESPP shares issued	—	$1.55	—	$2.47

For purposes of disclosure pursuant to SFAS 123 as amended by SFAS 148, we amortize the estimated fair value of an option over the option’s vesting period.

The following table illustrates the effect on reported net loss and loss per share had we applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Three months ended August 31, 2003	Three months ended August 31, 2002
Net loss, as reported	$(12,586)	$(249,312)
Adjustments:
Stock-based employee compensation benefit (expense) included in reported loss, net of related tax effects	10	411
Total stock-based employee compensation determined under fair value method for all awards granted since July 1, 1995, net of related tax effects	60	(3,462)
Pro forma net loss	$(12,516)	$(252,363)

Basic and diluted net loss per share, as reported	$(0.12)	$(2.35)
Basic and diluted net loss per share, pro forma	$(0.12)	$(2.38)

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. This statement is effective in fiscal 2004. Although we have not yet assessed the impact of adopting SFAS 143, we do not expect that the adoption will materially affect our financial position, results of operations, or cash flows.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF 00-21 will have on our results of operations and financial condition.

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have any ownership in any variable interest entities as of August 31, 2003. At its meeting of October 8, 2003, the FASB considered the finalization of proposed FASB Staff Position 46-e, “Effective Date of Interpretation 46 (FIN 46), for Certain Interests Held by a Public Entity.” At the meeting, the FASB deferred the implementation date by which all public entities must apply FIN 46.  The FASB agreed to provide this deferral to allow time for certain implementation issues to be addressed through the issuance of a modification to FIN 46, and indicated that it expects to issue this modification in final form prior to the end of 2003.  We will apply FIN 46 for reporting periods ending after December 15, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. We believe that the adoption of SFAS 150 will not have a material effect on our financial position, results of operations, or cash flows.

Cumulative Effect of a Change in Accounting Principle

On June 1, 2002, we adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires us to account for all business combinations initiated after June 30, 2001 using the purchase method of accounting. Under SFAS 142, we no longer amortize the remaining balances of goodwill. Rather, we tested goodwill for impairment immediately upon the date of adoption and will continue to test goodwill for impairment at least once a year. Under SFAS 141 and SFAS 142, the value of an assembled workforce is no longer considered an identifiable intangible asset with a definite useful life, and accordingly, we reclassified the net assembled workforce balance of $526,000 to goodwill as of June 1, 2002.

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

This analysis resulted in an allocation of fair values to identifiable tangible and intangible assets and an implied valuation of goodwill of zero as of June 1, 2002. Comparing this goodwill fair value to the carrying value resulted in a goodwill impairment of $209.3 million, with no income tax effect, at June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle on our condensed consolidated statement of operations for Q1 FY03. Future impairments, if any, will be recorded as operating expenses.

As required by SFAS 142, a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude the impairment of goodwill and assembled workforce is as follows (in thousands, except per share data):

	Three months ended August 31,
	2003	2002
Net loss, as reported	$(12,586)	$(249,312)
Add back:
Cumulative effect of a change in accounting principle	—	209,289
Loss before cumulative effect of a change in accounting principle, as adjusted	$(12,586)	$(40,023)
Basic and diluted net loss per share, as reported	$(0.12)	$(2.35)
Add back:
Cumulative effect of a change in accounting principle	—	1.97
Loss per share before cumulative effect of a change in accounting principle, as adjusted	$(0.12)	$(0.38)
Shares used in computing per share amounts	104,006	106,051

Reclassifications

Certain reclassifications, primarily resulting from discontinued operations,  have been made to previously reported amounts in order to conform to the current period presentations. See Note 3.

Note 3. Discontinued Operations

In August 2002, we acquired the outstanding capital stock of Sigma Systems Group (Canada) (“Sigma Systems”). See Note 4. In accordance with SFAS 142, we determined that Sigma Systems had two reporting units, OSS and Bill-Care. Subsequently, in May 2003, we sold Bill-Care to a company owned by certain former shareholders of Sigma Systems, for consideration of $1.0 million in cash. In September 2003, we announced that we were actively exploring the sale of the OSS division.

Pursuant to the provisions of SFAS 144, amounts in the financial statements and related notes have been reclassified to reflect the discounted operations of both Bill-Care and OSS. Operating results for the discontinued operations are reported, net of tax, under “Loss from discontinued operations” on the consolidated statement of operations and assets and liabilities are disclosed as “Assets of discontinued operations” or “Liabilities of discontinued operations” on the consolidated balance sheets.

The following table reflects the impact of discontinued operations on certain statement of operations data (in thousands, except per share information):

	Three months ended August 31,
	2003	2002
Total revenues	$709	$360
Cost of revenues	834	289
Gross margin (loss)	(125)	71
Operating expenses	1,828	839
Write-off of acquired in-process research and development	—	300
Amortization of purchased intangibles	151	273
Amortization of deferred stock compensation	23	—
Restructuring costs	23	—
Operating loss from discontinued operations	(2,150)	(1,341)
Interest and other income (expense)	67	(288)
Loss from discontinued operations	$(2,083)	$(1,629)
Loss per share from discontinued operations	$(0.02)	$(0.02)

Additionally, the following table reflects the impact of discontinued operations on certain consolidated balance sheet data (in thousands):

	August 31,	May 31,
	2003	2003
Accounts receivable, net	$3,844	$1,571
Prepaid expenses & other current assets	446	797
Property and equipment, net	588	731
Deferred service costs	382	469
Intangible assets, net	3,160	3,311
Other assets	0	57
Assets of discontinued operations	$8,420	$6,936

Accounts payable	$192	$340
Accrued liabilities	373	382
Accrued payroll and related expense	198	199
Deferred revenue	6,943	4,454
Liabilities of discontinued operations	$7,706	$5,375

Note 4. Acquisition

In August 2002, we acquired the outstanding capital stock of Sigma Systems for $60.4 million in cash, before deducting $22.3 million of cash received in connection with the acquisition. We also assumed Sigma Systems’ unvested employee options with a fair value of $1.9 million, agreed to satisfy certain obligations of Sigma Systems to its employees in the aggregate amount of $3.0 million, and incurred acquisition costs of approximately $1.3 million. The total consideration and acquisition costs were $66.6 million and we accounted for the acquisition as a purchase.

Sigma Systems developed and marketed operational support systems (“OSS”) software that lets network operators create, deploy, monitor, and maintain digital subscriber services. Through this acquisition, we sought to expand our product offerings. In September 2002, Sigma Systems changed its legal name to Liberate Technologies (Toronto) Ltd.

We allocated the total purchase price consideration of $66.6 million as follows (in thousands):

Cash	$22,314
Receivables and other current assets	2,232
Property, plant, and equipment	672
Liabilities assumed	(3,586)
Deferred compensation	184
In-process research and development	300
Intangible assets	9,830
Goodwill	34,630
Total consideration	$66,576

We immediately wrote off $300,000 of acquired in-process research and development that had not reached technological feasibility and had no alternative future use. The value of Sigma Systems’ in-process research and development was determined by using the income approach, which measures the present worth and anticipated future benefit of the intangible asset.

We also used the income approach to determine the value of Sigma Systems’ existing products and technology, customer lists and order backlog, and trademarks. Based on these valuations, we initially recorded $9.8 million of intangible assets. We began amortizing this amount on a straight-line basis over an estimated useful life of three years. Intangible assets consisted of $9.2 million of existing technology and $630,000 of customer lists and order backlog and trademarks. We also initially recorded $34.6 million of goodwill, which represented the purchase price in excess of the identified net tangible and intangible assets. In accordance with SFAS 142, we did not amortize goodwill, but reviewed it for impairment at least once a year. Additionally, in accordance with the annual test for impairment under SFAS 142, in Q4 FY03 we wrote off $31.5 million of goodwill related to our acquisition of Sigma Systems.

In May 2003, we sold the business and assets related to Bill-Care to a company owned by certain former shareholders of Sigma Systems, for consideration of $1.0 million in cash. In September 2003, we announced that we were actively exploring the sale of OSS.

Note 5. Goodwill and Intangible Assets

Goodwill

Under the provisions of SFAS 142, we no longer amortize goodwill, but rather test it for impairment at least once a year. Additionally, SFAS 142 defines assembled workforce intangible assets as part of goodwill. Effective June 1, 2002, with the adoption of SFAS 142, we transferred the remaining net book value of assembled workforce intangible assets of $526,000 to goodwill and tested the resulting balance of goodwill for impairment. Based on the results of this testing, we determined that $209.3 million of goodwill was impaired. In Q1 FY03, we acquired Sigma Systems and recorded $34.6 million in goodwill.  The Sigma Systems goodwill has been classified in “Assets of Discontinued Operations” on our condensed consolidated balance sheets.  Sigma Systems goodwill was deemed impaired as a result of the annual SFAS 142 test performed in Q4 FY03.  Goodwill activity as of August 31, 2003 was as follows (in thousands):

Net book value
Balance at May 31, 2002	$208,763
Assembled workforce reclassification	526
Impairment upon adoption of SFAS 142(1)	(209,289)
Sigma Systems acquisition	34,630
Transfer of Sigma System assets to discontinued operations	(34,630)
Balance at August 31, 2002	—
Q2 FY03 activity	—
Balance at November 30, 2002	—
Q3 FY03 activity	—
Balance at February 28, 2003	—
Q4 FY03 activity	—
Balance at May 31, 2003	—
Q1 FY04 activity	—
Balance at August 31, 2003	$—

(1)     Recorded as “Cumulative effect of a change in accounting principle in our Condensed Consolidated Statements of Operations.”

Intangible Assets

We amortize intangible assets on a straight-line basis over their estimated useful lives, which are normally three years. In June 2002, with the adoption of SFAS 144, we determined that the fair value of the Virtual Modem trademarks that we had acquired in fiscal 2000 was zero. This permanent impairment resulted in a write-down of the carrying value from $66,000 to zero. In August 2002, in connection with the acquisition of Sigma Systems, we acquired intangible assets with a value of $9.8 million. In Q4 FY03, we recorded impairment of $5.6 million of intangible assets related to Sigma Systems under SFAS 144. All Sigma Systems goodwill and intangible assets and associated amortization and impairment have been presented as discontinued operations in our financial statements contained herein. As of August 31, 2003 and May 31, 2003, intangible assets were as follows (in thousands):

	Net book value

August 31, 2003

May 31, 2003

Existing products and technology	$—	$8
Customer lists and order backlog	—	14
Total	$—	$22

Amortization expense related to intangible assets totaled $22,000 for Q1 FY04 and $510,000 for Q1 FY03. As of August 31, 2003, our intangible assets related to continuing operations had been fully amortized and we do not expect to incur amortization expense in future periods.

Note 6. Excess Facilities Charges and Related Asset Impairment

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

We did not record excess facilities charges and related asset impairment expense in Q1 FY04. In Q1 FY03, we recorded $16.1 million of excess facilities charges and $944,000 of asset impairment charges related to leasehold improvements on such excess facilities.

Note 7. Commitments and Contingencies

Transactions with Executive Officers

Fiscal 2003 Retention Agreements. In March and April 2003, we entered into employee retention agreements with David Lockwood, Patrick Nguyen, Gregory Wood, Philip Vachon, Kent Walker, and Coleman Sisson. Under the terms of these agreements, in the event of a change of control of Liberate that is followed within one year by the officer’s actual or constructive termination, the officer will receive a payment equal to twice his total taxable compensation for the prior fiscal year, with a minimum payment of $500,000 and a maximum of $750,000. In June 2003, Mr. Sisson resigned from Liberate and is no longer covered under this employee retention agreement.

Management Changes. In June 2003, Mitchell Kertzman and Coleman Sisson resigned as executive officers and directors of Liberate. We entered into an agreement with Mr. Sisson under which he will receive $10,000 per month for his services as an independent contractor and may receive additional compensation. We may terminate this agreement at any time. We also agreed to pay the premiums for Mr. Sisson’s health coverage for twelve months.

Other Commitments

In Q1 FY03, we entered into an agreement with a content provider. Under the agreement, we paid $600,000 for certain license rights to content, $200,000 for future services, and $400,000 for a future equity investment in a venture then being contemplated by the provider. We had previously received $550,000 from another party who proved to be affiliated with the content provider. Accordingly, we are treating the $550,000 payment as an offset to the cost of this transaction, and have reduced the carrying value of our license of the content by that amount. We had the right to choose whether or not to proceed with the investment when presented with the terms. Under the terms of the agreement, if we did not proceed with the contemplated investment, the $400,000 could be refunded to us or applied to extend the term of our license rights, at the provider’s option. It does not currently appear that the provider will proceed with the contemplated venture or refund the $400,000, and we expect that the license term will be extended.

Indemnification Obligations

In November 2002, the FASB issued FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The adoption of this standard did not have a material impact on our consolidated results of operations or financial position.

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and accordingly, we have not accrued warranty costs. In addition, we are obligated to indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. Although we have certain insurance policies to cover these types of exposures, we are obligated to indemnify officers and directors in excess of these covered amounts if necessary. We are unable to quantify the charge that could result from officer and director indemnification.

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

OpenTV Patent Litigation. On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV’s allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV’s patents invalidated, requesting a finding that our technology does not infringe OpenTV’s patents, and seeking monetary damages and injunctive relief against OpenTV. The court has held a claim construction hearing and trial is currently scheduled for 2004. Because litigation is by its nature uncertain, we are unable to predict whether we may face any material exposure for damages or the need to alter our software arising from this case.

Restatement Class-Action Litigation. Beginning on October 17, 2002, five securities class-action lawsuits were filed in the United States District Court for the Northern District of California against us and certain officers and directors (collectively, the “Class Action Defendants”), which were subsequently consolidated into a single action (the “Class Action”). The Class Action is based on our announcements in October and November 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. The Class Action generally alleges, among other things, that members of the purported class were damaged when they acquired our securities because, as a result of accounting irregularities, our previously issued financial statements were materially false and misleading, and caused the prices of our securities to be inflated artificially. The Class Action further alleges that, as a result of this conduct, the Class Action Defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, promulgated thereunder. The Class Action seeks unspecified monetary damages and other relief from all Class Action Defendants.

Restatement Derivative Litigation. In addition, on or about October 29, 2002, a shareholder derivative action was filed in the California Superior Court for the County of San Mateo, naming us as a nominal party and naming certain of our officers and directors as defendants (collectively, the “Derivative Defendants”). A second shareholder derivative action was filed on or about November 6, 2002. On February 26, 2003, these actions were consolidated into a single action (the “Derivative Action”). The Derivative Action is based on substantially the same facts and circumstances as the Class Action and generally alleges that the Derivative Defendants failed to adequately oversee our financial reporting, and thus are liable for breach of their fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets. The Derivative Action also alleges that certain current or former officers and directors are liable for unjust enrichment. The Derivative Action seeks unspecified monetary damages and other relief.

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

The cost of participating and defending against these actions is substantial and will require the continuing diversion of management’s attention and corporate resources.

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

On August 29, 2003, Liberate purchased a $100 million supplemental loss mitigation insurance policy from a AAA/A++ rated insurance carrier to cover damages that may arise from pending securities and derivative litigation related to Liberate’s restatement. This policy is in addition to Liberate’s existing policies that provide for up to $15 million of coverage. Liberate paid a $17.9 million premium for the loss mitigation policy, with a rebate of up to $4.4 million if an eventual settlement or judgment is less than specified amounts. Liberate has certain deductibles under its insurance arrangements for which it is solely responsible, and in Q4 FY03, we accrued an additional $7.1 million of expense to cover anticipated costs related to litigation.

The expense related to the purchase of this insurance policy was recorded in general and administrative expense in fiscal 2003.

Litigation-Related Indemnification Obligations. We have agreed to indemnify our directors and officers to the fullest extent permitted by Delaware law. As a consequence, we are advancing expenses (including reasonable attorneys’ fees) incurred by directors and officers in connection with the Class Action, the Derivative Action, and the SEC investigation, although these payments are subject to reimbursement if such expenses are ultimately found to be non-indemnifiable. Additionally, we may ultimately be obligated to pay indemnifiable judgments, penalties, fines, and amounts paid in settlement in connection with these proceedings.

We have notified our various insurance carriers of the Class Action, the Derivative Action, and the SEC investigation. Our insurance, however, may not cover our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the Class Action, the Derivative Action, the SEC investigation, or any other matter.

Note 8. Offerings of Common Stock

Common Stock

We did not issue shares of stock in Q1 FY04. During Q1 FY03, we issued 138,737 shares of stock to employees upon the exercise of stock options.

Stock Repurchase

In July 2002, we repurchased 3,963,780 shares of our common stock beneficially owned by Cisco for an aggregate purchase price of $10.0 million. The purchase price per share of $2.5117 was our average stock price for the ten consecutive trading days prior to July 18, 2002, less a 2% discount. Following the repurchase, the shares were retired and are now authorized and unissued.

Warrant Agreements

In fiscal 1999, we agreed to issue warrants to purchase up to 4,599,992 shares of our stock to certain network operators who satisfied specific milestones within specific time frames. We estimated the fair market value of the warrants using the Black-Scholes pricing model as of the earlier of the date the warrants were earned or the date that it became likely that they would be earned. Pursuant to the requirements of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we will revalue the warrants if appropriate.

As of August 31, 2003, network operators had earned warrants to purchase 2,396,660 shares, of which warrants to purchase 552,774 shares had previously been exercised and warrants to purchase 163,890 shares were retired in connection with those exercises, and warrants to purchase 546,666 expired unexercised. As of August 31, 2003, there were earned and outstanding warrants to purchase 1,133,330 shares with exercise prices of $4.80 and $6.90 per share and an average exercise price of $6.41 per share. If network operators earn warrants to purchase the remaining 100,000 shares, we may be required to record additional warrant-related assets and resulting warrant amortization expense or offsets to license and royalty revenues.

Additionally, in August 2002, we paid $1.1 million to MediaOne of Colorado and

MediaOne of Michigan, each a wholly owned subsidiary of AT&T Broadband, to buy back unvested warrants to purchase 400,000 shares.

Warrant activity through August 31, 2003 was as follows:

	Warrant activity
	Available	Earned	Repurchased	Expired	To be earned
Balance May 31, 2000	4,599,992	(2,336,660)	—	—	2,263,332
Fiscal 2001 activity	—	—	—	(50,000)	(50,000)
Balance May 31, 2001	4,599,992	(2,336,660)	—	(50,000)	2,213,332
Fiscal 2002 activity	—	(60,000)	—	(170,000)	(230,000)
Balance May 31, 2002	4,599,992	(2,396,660)	—	(220,000)	1,983,332
Fiscal 2003 activity	—	—	(400,000)	(933,332)	(1,333,332)
Balance May 31, 2003	4,599,992	(2,396,660)	(400,000)	(1,153,332)	650,000
Q1 FY04 activity	—	—	—	(550,000)	(550,000)
Balance August 31, 2003	4,599,992	(2,396,660)	(400,000)	(1,703,332)	100,000

All outstanding earned and unearned warrants will expire by May 31, 2005.

We record amortization expense for deferred costs related to warrants in accordance with EITF 01-09. Under EITF 01-09, warrant amortization expense may be classified as an offset to associated revenues up to the amount of cumulative revenues recognized or to be recognized. Such amortization expense was classified as follows (in thousands):

	Three months ended August 31,
	2003	2002
Warrant amortization offset to license and royalty revenues	$1,260	$1,145
Warrant amortization charged to operating expenses	804	941
	$2,064	$2,086

Deferred Stock-based Compensation

We expensed $10,000 in Q1 FY04 and $411,000 in Q1 FY03 related to deferred stock-based compensation. We report amortization of deferred stock-based compensation as a separate line item in the accompanying condensed consolidated statements of operations. Had amortization of deferred stock-based compensation been included in the following expense categories, such expense categories would have increased by the following amounts (in thousands):

	Three months ended August 31,
	2003	2002
Cost of service revenues	$1	$80
Research and development	4	182
Sales and marketing	3	96
General and administrative	2	53
Total deferred stock-based compensation	$10	$411

Option Grants

During Q1 FY04, we did not issue any options to purchase shares of our stock and no options were exercised. In Q1 FY03, we issued options to purchase 5,782,000 shares of our stock to employees and directors under our 1999 Equity Incentive Plan and assumed options to purchase 1,165,291 shares of our stock in connection with our acquisition of Sigma Systems.

Note 9. Restructuring Costs

As part of our ongoing efforts to control costs, we effected a reduction in force in July and August 2002. This action resulted in a headcount reduction of 106 employees. As a result of these actions, we accrued restructuring costs of approximately $2.2 million in Q1 FY03, which were comprised primarily of salary and employee-related expenses.

During Q1 FY03, management revised its estimate underlying the restructuring accrual that occurred in February 2002, and accordingly reversed $210,000 of restructuring accruals. The reversal primarily pertained to exit costs related to facilities.

In January 2003, we announced a further reduction in force and terminated the employment of 228 employees. In Q1 FY04, under SFAS 146, we recorded an additional $49,000 in expense related to this January action and we do not expect to record further charges in relation to the January 2003 reduction in force.

In April 2003, we announced another reduction in force. This action resulted in a headcount reduction of 75 employees worldwide, of whom six are still on transition plans as of August 31, 2003. Under SFAS 146, in Q1 FY04 we recorded $262,000 of expenses related to this April action, which included a change in estimate of $34,000 related to employees we decided to retain. We expect to incur another $49,000 related to this reduction in force, primarily in Q2 FY04.

During Q1 FY04, we terminated the employment of five additional employees and we recorded the cost of their severance, totaling $169,000, as restructuring costs.

We recorded net restructuring costs of $480,000 for Q1 FY04 and $2.0 million for Q1 FY03, which consisted of the following components (in thousands):

	As of August 31,
	2003	2002
Salaries and employee-related expenses	$514	$2,246
Changes to estimated restructuring expense	(34)	(210)
Restructuring costs	$480	$2,036

As of August 31, 2003, accrued restructuring costs were as follows (in thousands):

Accrued restructuring costs at May 31, 2003	$496
Expensed restructuring charges	514
Cash payments	(837)
Change to estimated restructuring expense	(34)
Accrued restructuring costs at August 31, 2003	$139

Note 10. Comprehensive Loss

Comprehensive loss consists of net loss on our condensed consolidated statements of operations, foreign currency translation adjustments, and unrealized losses related to our short-term investments. The following table reflects our comprehensive loss (in thousands):

	Three months ended August 31,
	2003	2002
Net loss	$(12,586)	$(249,312)
Foreign currency translation adjustment	211	(777)
Unrealized losses on short-term investments	(30)	—
Comprehensive loss	$(12,405)	$(250,089)

Note 11. Segment Information

As of August 31, 2003, we operated solely in one segment—providing digital infrastructure software and services for cable networks. We derived revenues for this one segment from licenses, royalties, and services, and our long-term assets were located primarily in the United States.

We classify our revenues by geographic region based on the country in which the sales order originates. Our North American region includes sales attributable to the United States and Canada. Our EMEA region includes sales attributable to Europe, the Middle East, and Africa. Our Asia Pacific region includes sales attributable to Asia and Australia. The following table details the revenues from significant countries and regions (in thousands):

	Three months ended August 31,
	2003		2002
United States	$(483	)(1)	$2,976
Canada	(281	)(1)	2,689
United Kingdom	1,892		2,224
Rest of EMEA	321		615
Asia Pacific	96		497
Total revenues	$1,545		$9,001

(1)          For Q1 FY04, negative revenues for the United States included $917,000 of warrant-related offsets to revenue and negative revenues for Canada included $343,000 of warrant-related offsets to revenue.

International revenues consist of sales to customers outside of the United States and domestic revenues consist of sales to customers within the United States. International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended August 31,
	2003		2002
International revenues	131%		67%
Domestic revenues	(31	)%(1)	33%
Total revenues	100%		100%

(1)          For Q1 FY04, negative domestic revenues included warrant-related offsets to revenue of $917,000.

For both Q1 FY04 and Q1 FY03, four customers each accounted for 10% or more of our total revenues. The percentages of sales to significant customers were as follows:

	Three months ended August 31,
	2003	2002
Customer A	65%	*
Customer B	52%	13%
Customer C	15%	*
Customer D	12%	*
Customer E	*	18%
Customer F	*	13%
Customer G	*	12%

*                 Less than 10%

The above presentation includes the effects of our adoption of EITF 01-09 in December 2001 and of our reclassification of revenues specifically attributed to discontinued operations for the periods presented. For both Q1 FY04 and Q1 FY03, certain customers generated negative revenues as a result of these adjustments. Consequently, the customer percentages listed above for Q1 FY04 sum to greater than 100%.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. As of August 31, 2003, two customers each accounted for 10% or more of our accounts receivable and as of May 31, 2003, three customers each accounted for 10% or more of our accounts receivable. The percentage of receivables from significant customers for the periods reported were as follows:

	August 31, 2003	May 31, 2003
Customer A	44%	39%
Customer B	32%	20%
Customer C	*	14%

*                 Less than 10%

We perform ongoing credit evaluations of our customers’ financial condition and reserve for credit losses as required.

Note 12. Subsequent Events

In September 2003, we announced that Dana Evan and Christopher Bowick had left the board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a provider of digital infrastructure software and services for cable networks. Our software supports a wide variety of services, including interactive and enhanced TV, on-demand video, service management, and provisioning of voice and high-speed data communications. We operate in an industry sector that has been significantly affected by the recent economic downturn, and we believe that our future results of operations will continue to be subject to quarterly variations based upon a wide variety of factors, such as those discussed in “Risk Factors” below.

Please note that many statements in this report on Form 10-Q are forward-looking within the meaning of the securities laws of the United States. These statements involve both known and unknown risks and uncertainties, as set forth below, and our actual results in future periods may differ materially from any future performance suggested in this report. This report should be read in conjunction with our report on Form 10-K for the fiscal year ended May 31, 2003.

In Q1 FY04, our revenues declined significantly from the immediately preceding quarter as well as from Q1 FY03. We have also seen decreases in our cost of revenues, research and development expenses, and sales and marketing expenses, which have generally declined in part due to several reductions in force.

Recent Developments

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

Discontinued Operations

In August 2002, we acquired the outstanding capital stock of Sigma Systems Group (Canada), a privately held corporation based in Toronto, Canada, for $60.4 million in cash, before deducting $22.3 million of cash received in connection with the acquisition. In accordance with SFAS 142, we determined that Sigma Systems had two reporting units, OSS and Bill-Care. Subsequently, in May 2003, we sold Bill-Care to Sigma Software Solutions, Inc., a company owned by certain former shareholders of Sigma Systems, for consideration of $1.0 million in cash. In September 2003, we announced that we were actively exploring the sale of the

OSS division.

Pursuant to the provisions of SFAS 144, revenues, cost of revenues, and expenses related to discontinued operations have been reclassified from each specific line item on our condensed consolidated financial statements and related notes and are now presented as a net loss from discontinued operations in a single line below our provision for income taxes. For comparative purposes, discontinued operations amounts have been reclassified retroactively beginning in Q1 FY03. Operating results for the discontinued operations of Bill-Care and OSS are reported, net of tax. Assets and liabilities are disclosed on our condensed consolidated balance sheet as either “Assets of discontinued operations” or “Liabilities of discontinued operations.”

The following table reflects the impact of discontinued operations on our statement of operations (in thousands, except per share data):

	Three months ended August 31,
	2003	2002
Total revenues	$709	$360
Cost of revenues	834	289
Gross margin (loss)	(125)	71
Operating expenses	1,828	839
Write-off of acquired in-process research and development	—	300
Amortization of purchased intangibles	151	273
Amortization of deferred stock compensation	23	—
Restructuring costs	23	—
Operating loss from discontinued operations	(2,150)	(1,341)
Interest and other income (expense)	67	(288)
Loss from discontinued operations	$(2,083)	$(1,629)
Loss per share from discontinued operations	$(0.02)	$(0.02)

Critical Accounting Policies Update

There have been no material changes to our critical accounting policies as disclosed on our report on Form 10-K for our 2003 fiscal year filed with the SEC on September 16, 2003.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. This statement is effective in fiscal 2004. Although we have not yet assessed the impact of adopting SFAS 143, we do not expect that the adoption will materially affect our financial position, results of operations, or cash flows.

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF 00-21 will have on our results of operations and financial condition.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have any ownership in any variable interest entities as of August 31, 2003. At its meeting of October 8, 2003, the FASB considered the finalization of proposed FASB Staff Position 46-e, “Effective Date of Interpretation 46 (FIN 46), for Certain Interests Held by a Public Entity.” At the meeting, the FASB deferred the implementation date by which all public entities must apply FIN 46.  The FASB agreed to provide this deferral to allow time for certain implementation issues to be addressed through the issuance of a modification to FIN 46, and indicated that it expects to issue this modification in final form prior to the end of 2003.  We will apply FIN 46 for reporting periods ending after December 15, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. We believe that the adoption of SFAS 150 will not have a material effect on our financial position, results of operations, or cash flows.

Cumulative Effect of a Change in Accounting Principle

On June 1, 2002, we adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires us to account for all business combinations initiated after June 30, 2001 using the purchase method of accounting. Under SFAS 142, we no longer amortize the remaining balances of goodwill. Rather, we tested goodwill for impairment immediately upon the date of adoption and will continue to test goodwill for impairment at least once a year. Under SFAS 141 and SFAS 142, the value of an assembled workforce is no longer considered an identifiable intangible asset with a definite useful life, and accordingly, we reclassified the net assembled workforce balance of $526,000 to goodwill as of June 1, 2002.

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

This analysis resulted in an allocation of fair values to identifiable tangible and intangible assets and an implied valuation of goodwill of zero as of June 1, 2002. Comparing this goodwill fair value to the carrying value resulted in a goodwill impairment of $209.3 million, with no income tax effect, at June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle on our condensed consolidated statement of operations for Q1 FY03. Future impairments, if any, will be recorded as an operating expense. See Financial Statements, Note 2.

Results of Operations

Revenues

We generate license and royalty revenues by licensing our client and server products, applications, and tools, primarily to network operators that provide television services, and, in a small number of cases, to set-top box manufacturers. We generate service revenues from consulting, maintenance, and other services provided in connection with those licenses.

A portion of our revenues for Q1 FY04 and of our deferred revenue balance for that period arose from pre-payments we received in fiscal 1999 and 2000 from a limited number of North American network operators. By the end of Q1 FY04, we had recognized a cumulative total of $33.8 million in revenue (excluding any impact of warrant-related revenue offsets) from the pre-payments of these large North American network operators. In some cases, we recognized revenue upon termination of a customer’s right to credit these fees for software deployment or future services. Our revenues from these pre-payments continue to decline. We do not expect that our total revenues will equal or exceed historical levels until we receive significant new revenue commitments from existing or new customers.

Total revenues for the periods reported were as follows (in thousands):

	Three months ended August 31,
	2003	2002
Total revenues	$1,545	$9,001
Decrease, year over year		$(7,456)
Percentage decrease, year over year		(83)%

International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended August 31,
	2003		2002
International revenues	131%		67%
Domestic revenues	(31	)%(1)	33%
Total revenues	100%		100%

(1)     For Q1 FY04, negative domestic revenues included warrant-related offsets to revenue of $917,000.

We anticipate international revenues will continue to represent a significant portion of total revenues for the foreseeable future.

License and Royalty Revenues. License and royalty revenues were as follows (in thousands):

	Three months ended August 31,
	2003	2002
License and royalty revenues	$(924)	$1,007
Percentage of total revenues	(60)%	11%
Decrease, year over year		$(1,931)
Percentage decrease, year over year		(192)%

License and royalty revenues decreased both in absolute amounts and as a percentage of total revenues in Q1 FY04 compared to Q1 FY03 primarily due to a marked decline in royalty revenues, primarily due to a slow down in unit deployments.  Of the total decrease in license and royalty revenues, royalties accounted for $1.6 million of the decrease while license revenues accounted for $160,000 of the decrease. The remaining decrease was due primarily to an increase in revenue offsets from deferred costs related to warrants, which increased to $1.3 million for Q1 FY04 from $1.1 million for Q1 FY03. Total license and royalties revenue is negative in Q1 FY04 because these warrant related revenue offsets exceeded the amount of new license and royalty revenue recognized during the quarter. We expect license and royalty revenue will be less than recent historical levels unless and until we receive significant new revenue commitments from existing or new customers.

Service Revenues. Service revenues were as follows (in thousands):

	Three months ended August 31,
	2003	2002
Service revenues	$2,469	$7,994
Percentage of total revenues	160%	89%
Decrease, year over year		$(5,525)
Percentage decrease, year over year		(69)%

Service revenues for Q1 FY04 were primarily comprised of maintenance revenues. Total service revenues decreased in Q1 FY04 compared to Q1 FY03 due to a significant decline in professional services and non-recurring engineering revenue, which decreased from $5.4 million in Q1 FY03 to $319,000 in Q1 FY04. This decrease was primarily due to the restructuring of our professional services organization, which included 81 employees at the end of Q1 FY03 compared to 14 employees at the end of Q1 FY04. This decrease reflects much lower activity on billable customer projects in Q1 FY04 primarily from our large North American customers. To a lesser extent, service revenues decreased due to the non-renewal of maintenance contracts. We expect that over the long term, service revenues will continue to be a significant portion of our revenues. However, we do not expect service revenues to reach recent historical levels until we receive significant new revenue commitments.

Cost of Revenues

Total cost of revenues was as follows (in thousands):

	Three months ended August 31,
	2003	2002
Total cost of revenues	$1,594	$11,492
Percentage of total revenues	103%	128%
Decrease, year over year		$(9,898)
Percentage decrease, year over year		(86)%

We anticipate that total cost of revenues will remain relatively flat in the near future.

Cost of License and Royalty Revenues. Cost of license and royalty revenues was as follows (in thousands):

	Three months ended August 31,
	2003	2002
Cost of license and royalty revenues	$151	$432
Percentage of license and royalty revenues	(16)%	43%
Decrease, year over year		$(281)
Percentage decrease, year over year		(65)%

Cost of license and royalty revenues decreased in Q1 FY04 compared to Q1 FY03 primarily due to significantly lower support, royalty and license fees paid for third party technology. We anticipate that cost of license and royalty revenues will fluctuate in future periods to the extent that customers deploy our software and as we integrate third-party technologies in our products.

Cost of Service Revenues. Cost of service revenues was as follows (in thousands):

	Three months ended August 31,
	2003	2002
Cost of service revenues	$1,443	$11,060
Percentage of service revenues	58%	138%
Decrease, year over year		$(9,617)
Percentage decrease, year over year		(87)%

Cost of service revenues decreased in Q1 FY04 compared to Q1 FY03 primarily due to a headcount reduction of approximately 67 employees from the end of Q1 FY03 to the end of Q1 FY04. The smaller professional services organization reflected the lower level of service activity on billable customer projects that we experienced in Q1 FY04. Additionally, we significantly reduced our use of external contractors by $3.7 million in Q1 FY04. Service costs of revenues also decreased due a $1.4 million decrease in the use of our development personnel on customer projects in Q1 FY04 as compared to Q1 FY03. Therefore, the transfer of related costs from research and development to cost of service revenues was significantly lower in Q1 FY04. We expect cost of service revenues to remain relatively flat in the near term.

Operating Expenses

Research and Development. Research and development expenses consist primarily of salary, employee-related expenses, and costs for external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses were as follows (in thousands):

	Three months ended August 31,
	2003	2002
Research and development	$3,667	$8,122
Percentage of total revenues	237%	90%
Decrease, year over year		$(4,455)
Percentage decrease, year over year		(55)%

Research and development expenses decreased in absolute dollars in Q1 FY04 compared to Q1 FY03 primarily due to significant reductions in headcount in our development group, whose headcount decreased from approximately 231 employees at the end of Q1 FY03 to approximately 100 employees at the end of Q1 FY04. This reduction in the number of employees resulted in a $3.5 million decrease in employee-related expenses and a $1.7 million decrease in allocated costs. These decreases were partially offset by a $1.4 million decline in the use of our development personnel on billable customer projects in Q1 FY04 as compared to Q1 FY03. Therefore, the transfer of related costs to cost of service revenues from research and development was significantly lower in Q1 FY04. Research and development expenses increased as a percentage of total revenues in Q1 FY04 compared to Q1 FY03, primarily due to significant decrease in total revenues in Q1 FY04. In the near term, we expect research and development expenses to be relatively flat. If revenues increase, we expect research and development expenses to decline as a percentage of total revenues in the long term.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other employee-related expenses for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and facilities for regional offices. Sales and marketing expenses were as follows (in thousands):

	Three months ended August 31,
	2003	2002
Sales and marketing	$1,429	$5,697
Percentage of total revenues	92%	63%
Decrease, year over year		$(4,268)
Percentage decrease, year over year		(75)%

Sales and marketing expenses decreased in absolute dollars in Q1 FY04 compared to Q1 FY03 due to reductions in headcount in our sales and marketing groups, which decreased by 84% from the end of Q1 FY03 to the end of Q1 FY04. These reductions in the number of employees resulted in a $1.4 million decrease in salaries and a $543,000 decrease in travel and entertainment costs. The decrease in revenues also resulted in a $527,000 reduction in commission payments to our sales force. In addition, we reduced our marketing communications costs by $506,000 in Q1 FY04. Sales and marketing expenses increased as a percentage of total revenues in Q1 FY04 compared to Q1 FY03 primarily due to a significant decrease in total revenues in Q1 FY04. We believe sales and marketing expenses will remain relatively flat in the near future. If revenues increase, we expect sales and marketing expenses to decline as a percentage of total revenues in the long term.

General and Administrative. General and administrative expenses consist primarily of salaries and other employee-related expenses for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; and non-income-based taxes. General and administrative expenses were as follows (in thousands):

	Three months ended August 31,
	2003	2002
General and administrative	$4,181	$3,676
Percentage of total revenues	271%	41%
Increase, year over year		$505
Percentage increase, year over year		14%

General and administrative expenses increased in Q1 FY04 compared to Q1 FY03 primarily due to $1.3 million in legal and accounting fees incurred in Q1 FY04 in connection with our audit committee investigation, resulting restatement of our financial statements, and related litigation. Legal expenses incurred in connection with our OpenTV patent litigation also increased by $165,000 in Q1 FY04. These increases were partially offset by reductions in headcount, which decreased by approximately 40% in Q1 FY04 compared to Q1 FY03. General and administrative expenses increased as a percentage of total revenues in Q1 FY04 compared to Q1 FY03 due to the significant decrease in total revenues in Q1 FY04. In the near term, with the conclusion of the restatement and the audit committee investigation, we believe that general and administrative expenses will begin to decrease. If revenues increase, we expect general and administrative expense to decrease as a percentage of revenues.

Amortization of Deferred Costs Related to Warrants. We amortize deferred costs related to warrants over their estimated useful lives, which are generally five years. Amortization expense includes the portion of periodic expense for warrants that is not an offset to revenues. Amortization included in operating expenses was as follows (in thousands):

	Three months ended August 31,
	2003	2002
Amortization of deferred costs related to warrants	$804	$941
Percentage of total revenues	52%	10%
Decrease, year over year		$(137)
Percentage decrease, year over year		(15)%

Amortization expense for deferred costs related to warrants decreased slightly in Q1 FY04 compared to Q1 FY03 as more amortization expense was offset to revenues in Q1 FY04. See Financial Statements, Note 8. Amortization expense for deferred costs related to warrants increased as a percentage of total revenues in Q1 FY04 compared to Q1 FY03 primarily due to significant decrease in total revenues in Q1 FY04. Amortization expense for deferred costs related to warrants may increase if additional warrants are earned, accelerated, or modified and to the extent that amortization expense related to these warrants is classified as an expense rather than as an offset to revenues.

Restructuring Costs. Restructuring costs include severance pay and related employee benefit obligations. Restructuring costs were as follows (in thousands):

	Three months ended August 31,
	2003	2002
Salaries and employee-related expenses	$514	$2,246
Changes to estimated restructuring expense	(34)	(210)
Restructuring costs	$480	$2,036
Percentage of total revenues	31%	23%
Decrease, year over year		$(1,556)
Percentage decrease, year over year		(76)%

As part of our ongoing efforts to control costs, we effected a reduction in force in July and August 2002. This action resulted in a headcount reduction of 106 employees. As a result of these actions, we accrued restructuring costs of approximately $2.2 million in Q1 FY03, which were comprised primarily of salary and employee-related expenses. During Q1 FY03, we revised our estimate underlying the restructuring accrual that occurred in February 2002, and accordingly reversed $210,000 of restructuring accruals. The reversal primarily pertained to exit costs related to facilities.

In January 2003, we announced a further reduction in force and terminated the employment of 228 employees. In Q1 FY04, under SFAS 146, we recorded an additional $49,000 in expense relating to this January action and we do not expect to record further charges in relation to the January 2003 reduction in force.

In April 2003, we announced another reduction in force. This action resulted in a headcount reduction of 75 employees worldwide, of whom six are still on transition plans as of August 31, 2003. Under SFAS 146, in Q1 FY04 we recorded $262,000 of expenses related to this April action, which included a change in estimate of $34,000 related to employees we decided to retain. We expected to incur another $49,000 related to this reduction in force, primarily in Q2 FY04.

During Q1 FY04, we terminated the employment of five additional employees and we recorded the cost of their severance, totaling $169,000, as restructuring costs.

Amortization and Impairment of Intangible Assets. Intangible assets represent the value assigned to those assets such as existing products and technology, customer lists and order backlog, and trademarks that are acquired as part of the purchase of a company by us. We amortize intangible assets on a straight-line basis over their useful lives, generally three years. Asset impairment charges reduce the carrying value of long-lived assets, including intangible assets, to a level equal to their expected value during their amortization periods. The following table details the amounts of amortization and impairment expense for goodwill and intangible assets (in thousands):

	Three months ended August 31,
	2003	2002
Amortization expense for intangible assets	$22	$510
Asset impairment	—	66
Amortization and impairment of intangible assets	$22	$576
Percentage of total revenues	1%	6%
Decrease, year over year		$(554)
Percentage decrease, year over year		(96)%

Amortization and impairment of intangible assets decreased in Q1 FY04 compared to Q1 FY03 as the intangible assets related to acquisitions become fully amortized in June 2003. Additionally, in Q1 FY03, we recorded an impairment expense for Virtual Modem trademarks, whose value was determined to be zero. We expect amortization and impairment of intangible assets to be zero in future periods as all intangible assets attributable to continuing operations have been fully amortized.

Amortization of Deferred Stock-based Compensation. Deferred stock-based compensation represents the difference between the estimated fair value of our common stock for accounting purposes and the exercise price of options that were granted prior to our initial public offering. We amortize deferred stock-based compensation for stock options granted to employees and others on a straight-line basis over the vesting periods of such options. See Financial Statements, Note 8. Amortization of deferred stock-based compensation expense was as follows (in thousands):

	Three months ended August 31,
	2003	2002
Amortization of deferred stock-based compensation	$10	$411
Percentage of total revenues	1%	5%
Decrease, year over year		$(401)
Percentage decrease, year over year		(98)%

Amortization of deferred stock-based compensation decreased in Q1 FY04 compared to Q1 FY03 due to employee terminations and the completion of vesting of certain employee options.

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

	Three months ended August 31,
	2003	2002
Excess facilities charges	$—	$16,146
Related asset impairment	—	944
Total excess facilities charges and related asset impairment	$—	$17,090
Percentage of total revenues	—%	190%
Decrease, year over year		$(17,090)
Percentage decrease, year over year		(100)%

Excess facilities charges, which represent the remaining lease commitment on excess facilities, net of expected sublease income, decreased in Q1 FY04 compared to Q1 FY03, as we were not required to record additional excess facilities charges in Q1 FY04. If current market conditions for the commercial real estate market remain the same or worsen, or we conclude that we are not likely to use additional space, we may be required to record additional charges in future periods.

Interest Income, Net

Interest income, net consists of interest earned on our cash and cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income, net was as follows (in thousands):

	Three months ended August 31,
	2003	2002
Interest income, net	$617	$2,502
Percentage of total revenues	40%	28%
Decrease, year over year		$(1,885)
Percentage decrease, year over year		(75)%

Interest income decreased in Q1 FY04 compared to Q1 FY03 primarily due to lower cash balances and declining market interest rates. In Q1 FY04, we completed the shift of funds from corporate and other bonds to U.S. treasury obligations. Interest income could decline in future periods because of lower cash balances and lower interest rates.

Other Income (Expense), Net

Other income (expense), net consists of foreign currency exchange gains and losses, losses on disposals of fixed assets, and other non-operating income and expenses. Other income (expense), net was as follows (in thousands):

	Three months ended August 31,
	2003	2002
Other income (expense), net	$(375)	$542
Percentage of total revenues	(24)%	6%
Decrease, year over year		$(917)
Percentage decrease, year over year		(169)%

Other expense, net for Q1 FY04 was comprised of a loss related to foreign currency exchange. Other income, net for Q1 FY03 was primarily comprised of a gain in foreign currency exchange.

Income Tax Provision

Income tax provision consists of foreign withholding tax expense and foreign and state income taxes. Income tax provision was as follows (in thousands):

	Three months ended August 31,
	2003	2002
Income tax provision	$103	$398
Percentage of total revenues	7%	4%
Decrease, year over year		$(295)
Percentage decrease, year over year		(74)%

Income tax provision decreased in Q1 FY04 compared to Q1 FY03 primarily due to a decrease in foreign withholding and income taxes.

Loss From Discontinued Operations

Loss from discontinued operations consists of revenues, cost of revenues, and operating expenses related to those divisions that we have decided to discontinue or sell. Loss from discontinued operations was as follows:

	Three months ended August 31,
	2003	2002
Total revenues	$709	$360
Cost of revenues	834	289
Gross margin (loss)	(125)	71
Operating expenses	1,828	839
Write-off of acquired in-process research and development	—	300
Amortization of purchased intangibles	151	273
Amortization of deferred stock compensation	23	—
Restructuring costs	23	—
Operating loss from discontinued operations	(2,150)	(1,341)
Interest and other income (expense)	67	(288)
Loss from discontinued operations	$(2,083)	$(1,629)

Liquidity and Capital Resources

Cash Flows

Our principal source of liquidity at August 31, 2003 was cash and cash equivalents and short-term investments of $232.4 million.

Cash Flows from Operating Activities. For Q1 FY04, net cash used in operating activities was $28.7 million. This amount consisted primarily of a net loss of $12.6 million, which included $3.3 million of non-cash charges and $870,000 related to discontinued operations. Additionally, accrued liabilities decreased $18.5 million primarily due to the payment of $17.9 million for the premium for our loss mitigation insurance policy. Additionally, other long-term liabilities decreased $1.1 million related to a decrease in accrued excess facilities charges.

As of August 31, 2003 deferred revenues were $9.9 million, reflecting a decrease of $729,000 from May 31, 2003 that resulted primarily from service revenue recognized in Q1 FY04.

For Q1 FY03, net cash used in operating activities was $18.6 million. This amount consisted primarily of a net loss of $249.3 million, which included $209.3 million of goodwill impairment in accordance with SFAS 142 and $6.1 million of other non-cash charges before an offset of $1.9 million related to discontinued operations. Additionally, deferred revenues decreased $5.8 million, accrued payroll and related expenses decreased $1.5 million, and accounts payable decreased $560,000. These decreases were offset by an increase of $13.7 million in other long-term liabilities, an increase of $4.2 million in accrued liabilities, and a decrease of $6.0 million in accounts receivable.

Cash Flows from Investing Activities. For Q1 FY04, net cash used in investing activities of $222.5 million consisted of $221.7 million used to purchase short-term investments, an increase in restricted cash of $484,000, and $316,000 used to purchase property and equipment.

For Q1 FY03, net cash provided by investing activities of $7.3 million included $83.9 million of proceeds received from the maturities of investments, offset by $38.1 million used to acquire Sigma Systems, $36.7 million used to purchase short-term investments, $1.2 million used to purchase equity investments, and $521,000 used to purchase property and equipment.

Cash Flows from Financing Activities. For Q1 FY04, net cash used in financing activities of $6,000 was attributed to capital lease payments.

For Q1 FY03, net cash used in financing activities of $10.0 million was attributed to the repurchase of our stock from Cisco. See Financial Statements, Note 8.

Cash Requirements

In addition to funding normal operating expenses, we anticipate requiring cash to pay outstanding commitments and acquire products and technologies to complement our existing business. We believe that our cash and cash equivalents and short-term investments will be sufficient to meet our working capital requirements for at least the next twelve months.

Contractual Obligations

Our contractual obligations as of August 31, 2003, are as follows (in thousands):

	Payments due by period
	Total	Less than	1-3 years	4-5 years	After 5 years
		one year
Operating leases (1)	$61,368	$10,604	$21,728	$19,517	$9,519

(1) Includes common area expenses for our facilities.

Subsequent Developments

In September 2003, we announced that Dana Evan and Christopher Bowick had left the board of directors.

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

The diversion of management and financial resources resulting from the SEC’s inquiry into the restatement of our financial statements could harm our business.

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

Conducting our internal investigation and responding to the SEC investigation have required significant time and attention from management and are likely to further occupy management’s attention and resources in the future. If the SEC elects to pursue an enforcement action, the defense may be costly and require additional management resources. If we are unsuccessful in defending against such an action, we may face penalties or fines that could seriously harm our business and cause our stock price to decline further.

Securities class-action litigation and shareholder derivative litigation could result in substantial costs and occupy substantial management attention and resources.

Beginning on October 17, 2002, five securities class-action lawsuits were filed in the United States District Court for the Northern District of California against us and certain officers and directors (collectively, the “Class Action Defendants”), which were subsequently consolidated into a single action (the “Class Action”). The Class Action is based on our announcements in October and November 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. The Class Action generally alleges, among other things, that members of the purported class were damaged when they acquired our securities because, as a result of accounting irregularities, our previously issued financial statements were materially false and misleading, and caused the prices of our securities to be inflated artificially. The Class Action further alleges that, as a result of this conduct, the Class Action Defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, promulgated thereunder. The Class Action seeks unspecified monetary damages and other relief from all Class Action Defendants.

In addition, on or about October 29, 2002, a shareholder derivative action was filed in the California Superior Court for the County of San Mateo, naming us as a nominal party and naming certain of our current and former officers and directors as defendants (collectively, the “Derivative Defendants”). A second shareholder derivative action was filed on or about November 6, 2002. On February 26, 2003, these actions were consolidated into a single action. The Derivative Action is based on substantially the same facts and circumstances as the Class Action and generally alleges that the Derivative Defendants failed to adequately oversee our financial reporting, and thus are liable for breach of their fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets. The Derivative Action also alleges that certain current or former officers and directors are liable for unjust enrichment. The Derivative Action seeks unspecified monetary damages and other relief.

The cost of participating and defending against these actions is substantial and will require the continuing diversion of management’s attention and corporate resources.

Because of the restatement and the related litigation and SEC investigation, our financial statements and public filings could receive heightened scrutiny from the SEC and current or potential plaintiffs. While the disclosures contained in this report and our other reports filed concurrently with the SEC represent Liberate’s best efforts to correct inaccuracies related to our past revenue recognition, we may not be able to detect all errors, notwithstanding the adoption of new controls and procedures. If we become aware of other errors or inaccuracies in our financial statements or public disclosures, we may be required to restate our financial statements again and may be subject to further litigation or investigations.

We do not believe it is feasible to predict or determine the outcome or resolution of the Class Action, the Derivative Action, or the SEC investigation, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations, and cash flows.

We have agreed to indemnify our directors and officers to the fullest extent allowed by Delaware law. As a consequence, we are advancing expenses (including reasonable attorneys’

fees) incurred by directors and officers in connection with the Class Action, the Derivative Action, and the SEC investigation, although these payments are subject to reimbursement if such expenses are ultimately found to be non-indemnifiable. Additionally, we may ultimately be obligated to pay indemnifiable judgments, penalties, fines, and amounts paid in settlement in connection with these proceedings.

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

Moreover, Liberate has recently appointed a new chief executive officer, chief financial officer, and other members of senior management, and may experience additional changes in the future. Our recent restructurings and general cost reductions may create uncertainties for our employees. If we have difficulty motivating and retaining key personnel, it could seriously harm our ability to manage day-to-day operations, develop and deliver technologies, attract and retain customers, attract and retain other employees, and generate revenues.

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

Our revenues have declined significantly and we have withdrawn our guidance regarding future revenues and earnings, including our previous projections for profitability. We expect our future revenues to continue to depend significantly on a small number of relatively large orders from network operators and we may need to identify new sources of revenue. We have found it difficult to forecast the timing and amount of specific sales because our sales process is complex and our sales cycle is long. Licensing our products on a site or enterprise basis (as some of our customers have requested) does not generate predictable royalty revenues on a per-subscriber basis, but rather one-time license revenues that would be hard for us to forecast. In some cases, we recognize revenues from services based on the percentage of completion of a services project. Our ability to recognize these revenues may be delayed if we are unable to meet service milestones on a timely basis. Delays in network operators’ deployment schedules (which would delay royalty revenues for us) or delays in our receipt of royalty reports could reduce our revenues for any given quarter. As a result, our revenues are likely to vary from period to period and may be difficult to forecast. Because our expenses are relatively fixed in the near term, any shortfall in anticipated revenues could result in greater short-term losses, which could cause our stock price to decline.

Our deferred revenue balance has declined significantly over time. We may be unable to sustain or replicate our revenues after customers have exhausted their pre-paid balances. Some of our revenues consist of one-time revenues derived from the termination of certain major customers’ unused rights to use prepayments for our interactive television products and services. If we cannot substantially increase our sources of sustainable revenues, our business will suffer and our stock price is likely to decline.

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

Our future license and royalty revenues and margins may continue to decline if our customers do not deploy our products widely.

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

We recently announced our plans to shift to a new software-licensing model under which we intend to charge fees from network operators based on the number of subscribers with access to our software. Because we have not yet converted any customers to this payment model, its revenue potential is unknown, and we may not be able to secure customer commitments under this model.

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

In August 2002, we completed our acquisition of Sigma Systems, which at the time of the acquisition developed and licensed OSS software to cable operators and telecommunications providers to permit them to create, configure, deliver, and manage subscriber services. We may acquire other businesses in the future in an effort to compete effectively in our market or to acquire new technologies. With our acquisition of Sigma Systems, and with any future acquisitions, it may be difficult to integrate product lines, technologies, personnel, customers, widely dispersed operations, and distinct corporate cultures. These integration efforts have, in some cases, proven more difficult than anticipated and may not succeed or may distract our management from operating our existing business. Our failure to successfully manage current and future acquisitions could seriously harm our operating results. In addition, our stockholders would be diluted if we were to finance acquisitions by incurring convertible debt or issuing equity securities, and our liquidity may be adversely affected if we were to use our cash to make acquisitions.

We offer various types of products to our customers, including interactive television software, operations support software, and billing software. If we determine that one or more of these businesses or acquisitions is not likely to contribute positively to our cash flow or future revenues, we may seek to sell all or part of our interest to a third party or parties. We may have to sell those assets at a loss, and the process of disengaging from a product line may prove costly and disruptive to our operations or customer relationships. In September 2003, we announced that we were actively exploring the sale of our OSS division. There can be no assurance that we will consummate such a sale on reasonable terms or at all.

We have been sued for patent infringement by one of our competitors and may be subject to other third-party intellectual property infringement claims that could be costly and time-consuming to defend. We do not have insurance to protect against these claims.

On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for the Northern District of California, alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV’s allegations and have counter-claimed that OpenTV infringes one of our patents for information retrieval systems. The Court ruled on summary judgment that OpenTV does not infringe one of these patents. We are seeking to have OpenTV’s two patents invalidated, requesting a finding that our technology does not infringe OpenTV’s patents, and seeking monetary damages and injunctive relief against OpenTV. The court has held a claim construction hearing, and trial is currently scheduled for 2004. Because litigation is by its nature uncertain, we are unable to predict whether we may face any material exposure for damages or the need to alter our software arising from this case.

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

We currently do not have liability insurance to protect against the risk that our own technology or licensed third-party technology infringes the intellectual property of others. Claims relating to our intellectual property, regardless of their merit, may seriously harm our ability to develop and market our products and manage our day-to-day operations because they are time-consuming and costly to defend, and may divert management’s attention and resources, cause product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements.

Our products may contain errors or be unable to support and manage a large number of users.

Software development is an inherently complex and subjective process, which frequently results in products that contain errors, as well as defective or non-competitive features or functions. Moreover, our technology is integrated into the products and services of our network operator customers. Accordingly, a defect, error, or performance problem with our technology could cause our customers’ cable television or other telecommunications systems to fail for a period of time. Any such failure could cause severe customer service and public relations problems for our customers and could result in delayed or lost revenues or increased expenses due to adverse customer reaction, negative publicity, and damage claims.

Despite frequent testing of our software’s scalability in a laboratory environment and in customer deployments, the ability of our products to support and manage a potentially unlimited number of subscribers is uncertain. If our software does not efficiently scale while maintaining a high level of performance, demand for our products and services and our ability to sell additional products to our existing customers will be significantly reduced.

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

As of August 31, 2003, five stockholders beneficially owned a total of approximately 56% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control of Liberate.

We may incur net losses or increased net losses if we are required to amortize or impair deferred costs related to the issuance of warrants.

In fiscal 1999, we entered into agreements to warrants to issue several network operators to purchase up to approximately 4.6 million shares of our stock. Those warrants can be earned and exercised if the network operators satisfy specific milestones within specific time frames. Pursuant to the requirements of EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we will revalue the warrants if appropriate. The fair market value of the warrants is estimated using the Black-Scholes pricing model. Additionally, the value of the warrants is subject to classification as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized, in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.”

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

Current proposed legislation in Congress and proposals before the International Accounting Standards Board and the FASB, if adopted, may require us to record the value of stock options or other equity awards granted to all or certain of our employees as an expense. If we begin recording these amounts as an expense, either voluntarily or in response to proposed legislation or standards or increasingly compensate our employees in other ways, such as with restricted stock, our net loss would increase.

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

Certain provisions of our certificate of incorporation and bylaws may discourage, delay, or prevent a change in control of our company that a stockholder may consider favorable. These include provisions that:

•                  Authorize the issuance of “blank check” preferred stock to increase the number of outstanding shares and thwart a takeover attempt;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of August 31, 2003, our investment portfolio consisted primarily of cash and money market funds in accordance with the new investment policy in which all funds in excess of short-term cash needs will be invested in US. Government obligations. Beginning in Q1 FY04, we placed most of our portfolio in U.S. Government obligations, which may increase or decrease in value if interest rates change prior to maturity. We do not maintain any derivative financial instruments in our investment portfolio. We are averse to principal loss and seek to preserve our invested funds by limiting the default risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to typically hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

Foreign Currency Risk

We transact business in various foreign currencies and, accordingly, are subject to adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on revenues has not been material, as we generally conduct our revenue transactions in U.S. dollars. For our foreign subsidiaries whose functional currency is the local currency, we translate assets and liabilities to U.S. dollars using the period-end exchange rates and translate revenues and expenses to U.S. dollars using average exchange rates during the period. We report exchange gains and losses arising from translation of foreign subsidiary financial statements in our Financial Statements, Note 10. We do not currently use financial instruments to hedge these operating expenses, but we continue to assess the need to use financial instruments to hedge currency exposures.

Equity Price Risk

As of August 31, 2003, we had invested $18.8 million in our portfolio of companies. The fair value of those equity investments was zero as of August 31, 2003 and included write-downs related to the impairment in the fair value of these equity investments in our fiscal years 2001, 2002, and 2003. We are exposed to equity price risk on the marketable portion of equity investments that we hold, typically as the result of strategic investments in third parties, which are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments and we do not expect to make any new investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies, including Liberate, to maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer evaluated our disclosure controls and procedures as of August 31, 2003 and concluded that our disclosure controls and procedures were effective for the purposes for which they were designed.

Internal Control over Financial Reporting

Regulations under the Securities Exchange Act of 1934 also require us to evaluate any change in our internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. In connection with their evaluation of our disclosure controls and procedures as of August 31, 2003, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting during the quarter ended August 31, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OpenTV Patent Litigation. On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV’s allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV’s patents invalidated, requesting a finding that our technology does not infringe OpenTV’s patents, and seeking monetary damages and injunctive relief against OpenTV. The court has held a claim construction hearing and trial is currently scheduled for 2004. Because litigation is by its nature uncertain, we are unable to predict whether we may face any material exposure for damages or the need to alter our software arising from this case.

Restatement Class-Action Litigation. Beginning on October 17, 2002, five securities class-action lawsuits were filed in the United States District Court for the Northern District of California against us and certain officers and directors (collectively, the “Class Action Defendants”), which were subsequently consolidated into a single action (the “Class Action”). The Class Action is based on our announcements in October and November 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. The Class Action generally alleges, among other things, that members of the purported class were damaged when they acquired our securities because, as a result of accounting irregularities, our previously issued financial statements were materially false and misleading, and caused the prices of our securities to be inflated artificially. The Class Action further alleges that, as a result of this conduct, the Class Action Defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, promulgated thereunder. The Class Action seeks unspecified monetary damages and other relief from all Class Action Defendants.

Restatement Derivative Litigation. In addition, on or about October 29, 2002, a shareholder derivative action was filed in the California Superior Court for the County of San Mateo, naming us as a nominal party and naming certain of our officers and directors as defendants (collectively, the “Derivative Defendants”). A second shareholder derivative action was filed on or about November 6, 2002. On February 26, 2003, these actions were consolidated into a single action (the “Derivative Action”). The Derivative Action is based on substantially the same facts and circumstances as the Class Action and generally alleges that the Derivative Defendants failed to adequately oversee our financial reporting, and thus are liable for breach of their fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets. The Derivative Action also alleges that certain current or former officers and directors are liable for unjust enrichment. The Derivative Action seeks unspecified monetary damages and other relief.

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

The cost of participating and defending against these actions is substantial and will require the continuing diversion of management’s attention and corporate resources.

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

On August 29, 2003, Liberate purchased a $100 million supplemental loss mitigation insurance policy from a AAA/A++ rated insurance carrier to cover damages that may arise from pending securities and derivative litigation related to Liberate’s restatement. This policy is in addition to Liberate’s existing policies that provide for up to $15 million of coverage. Liberate paid a $17.9 million premium for the loss mitigation policy, with a rebate of up to $4.4 million if an eventual settlement or judgment is less than specified amounts. Liberate has certain deductibles under its insurance arrangements for which it is solely responsible.

Litigation-Related Indemnification Obligations. We have agreed to indemnify our directors and officers to the fullest extent permitted by Delaware law. As a consequence, we are advancing expenses (including reasonable attorneys’ fees) incurred by directors and officers in connection with the Class Action, the Derivative Action, and the SEC investigation, although these payments are subject to reimbursement if such expenses are ultimately found to be non-indemnifiable. Additionally, we may ultimately be obligated to pay indemnifiable judgments, penalties, fines, and amounts paid in settlement in connection with these proceedings.

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

(b)                               Reports on Form 8-K

We filed a report on Form 8-K on June 9, 2003, announcing a management transition, including the resignation of two executive officers and directors, and the appointment of three new directors.

We filed a report on Form 8-K on September 16, 2003, including the text of a press release announcing our fiscal 2003 and restated fiscal 2002 financial results. We also announced the expected sale of our OSS division, the resignation of Dana Evan and Christopher Bowick from our board of directors, and our purchase of a loss mitigation insurance policy.

LIBERATE TECHNOLOGIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberate Technologies

	By:	/s/ David Lockwood
David Lockwood
Date: October 15, 2003		Chief Executive Officer

	By:	/s/ Gregory S. Wood
Gregory S. Wood
Date: October 15, 2003		Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification of David Lockwood pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Gregory S. Wood pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certification.