Form 10-Q
period 2003-11-30
LIBERATE TECHNOLOGIES
filed 2004-01-14
CIK 1085776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

104,999,213 shares of the Registrant’s common stock were outstanding as of December 31, 2003.

LIBERATE TECHNOLOGIES

FORM 10-Q

For The Quarterly Period Ended November 30, 2003

Part I. Financial Information

Item 1. Financial Statements

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

Unaudited

November 30, 2003

May 31, 2003

Assets
Current assets:
Cash and cash equivalents	$186,347	$261,689
Short-term investments	44,987	—
Accounts receivable, net	4,089	3,310
Prepaid expenses and other current assets	2,464	3,069
Assets of discontinued operations	—	6,936
Total current assets	237,887	275,004
Property and equipment, net	4,779	6,113
Intangible assets, net	—	22
Deferred costs related to warrants	5,374	14,449
Restricted cash	9,776	9,249
Other assets	123	131
Total assets	$257,939	$304,968

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,362	$1,888
Accrued liabilities	20,596	39,436
Accrued payroll and related expenses	2,084	1,568
Deferred revenues	10,688	10,619
Liabilities of discontinued operations	—	5,375
Total current liabilities	34,730	58,886
Long-term excess facilities charges	20,753	22,330
Other long-term liabilities	2,329	2,242
Total liabilities	57,812	83,458
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	1,050	1,040
Contributed and paid-in-capital	1,492,282	1,490,125
Deferred stock-based compensation	—	(194)
Accumulated other comprehensive income(loss)	(812)	1,804
Accumulated deficit	(1,292,393)	(1,271,265)
Total stockholders’ equity	200,127	221,510
Total liabilities and stockholders’ equity	$257,939	$304,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Revenues:
License and royalty	$(697)	$2,549	$(1,621)	$3,556
Service	1,885	3,448	4,354	11,442
Total revenues	1,188	5,997	2,733	14,998
Cost of revenues:
License and royalty	208	412	359	844
Service	1,368	6,164	2,811	17,224
Total cost of revenues	1,576	6,576	3,170	18,068
Gross margin (loss)	(388)	(579)	(437)	(3,070)
Operating expenses:
Research and development	3,647	8,258	7,314	16,380
Sales and marketing	1,004	6,132	2,433	11,829
General and administrative	4,479	5,371	8,660	9,047
Amortization of deferred costs related to warrants	1,027	1,006	1,831	1,947
Restructuring costs	881	22	1,361	2,058
Amortization and impairment of goodwill and intangible assets	—	478	22	1,054
Impairment of deferred costs related to warrants	4,969	—	4,969	—
Amortization of deferred stock-based compensation	—	352	10	763
Excess facilities charges and related asset impairment	593	(587)	593	16,503
Total operating expenses	16,600	21,032	27,193	59,581
Loss from operations	(16,988)	(21,611)	(27,630)	(62,651)
Interest income, net	573	1,976	1,190	4,478
Other income (expense), net	(173)	(7,110)	(548)	(6,568)
Loss from continuing operations before income tax provision	(16,588)	(26,745)	(26,988)	(64,741)
Income tax provision	—	407	103	805
Loss from continuing operations	(16,588)	(27,152)	(27,091)	(65,546)
Loss from discontinued operations	(992)	(4,460)	(3,075)	(6,089)
Gain on sale of discontinued operations	9,037	—	9,037	—
Cumulative effect of a change in accounting principle	—	—	—	(209,289)
Net loss	$(8,543)	$(31,612)	$(21,129)	$(280,924)
Basic and diluted income(loss) per share:
Continuing operations	$(0.16)	$(0.26)	$(0.26)	$(0.62)
Discontinued operations, basic	$0.08	$(0.04)	$0.06	$(0.06)
Discontinued operations, diluted	$0.07	$—	$0.06	$—
Cumulative effect of a change in accounting principle	$—	$—	$—	$(1.99)
Basic and diluted net loss per share	$(0.08)	$(0.30)	$(0.20)	$(2.68)
Shares used in computing basic and diluted net loss per share	104,515	103,922	104,248	104,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Six months ended November 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(21,129)	$(280,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of deferred costs related to warrants	4,969	—
Amortization of deferred costs related to warrants	4,106	4,172
Discontinued operations	(7,437)	—
Depreciation and amortization	1,261	3,901
Loss on disposal of property and equipment	91	16
Provision for (recovery of) doubtful accounts	16	(60)
Asset impairment charges	41	1,517
Amortization and impairment of intangible assets	22	2,081
Stock-based compensation expense	10	763
Write-down of equity investments	—	6,687
Write-off of acquired in-process research and development	—	300
Cumulative effect of a change in accounting principle	—	209,289
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(795)	7,198
Prepaid expenses and other current assets	605	1,484
Notes receivable from officers	—	786
Other assets	15	(142)
Accounts payable	(526)	(1,093)
Accrued liabilities	(18,840)	(1,644)
Accrued payroll and related expenses	515	(1,454)
Deferred revenues	69	(6,423)
Other long-term liabilities	(1,490)	12,233
Net cash used in operating activities	(38,497)	(41,313)
Cash flows from investing activities:
Purchase of investments	(44,987)	—
Proceeds from sale of discontinued operations	7,075	—
Increase in restricted cash	(527)	(29)
Purchases of property and equipment	(279)	(1,659)
Proceeds from maturity of investments	—	133,537
Cash used in acquisitions, net of cash received	—	(38,085)
Purchase of equity investments	—	(1,771)
Net cash provided by (used in) investing activities	(38,718)	91,993
Cash flows from financing activities:
Principal payments on capital lease obligations	(6)	(247)
Repurchase of common stock	—	(9,957)
Proceeds from issuance of common stock	1,728	412
Net cash provided by (used in) financing activities	1,722	(9,792)
Effect of exchange rate changes on cash	151	(716)
Net increase (decrease) in cash and cash equivalents	(75,342)	40,172
Cash and cash equivalents, beginning of period	261,689	111,396
Cash and cash equivalents, end of period	$186,347	$151,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1. Description of Business

Liberate Technologies (“Liberate,” “we,” “us,” or “our”) and its wholly owned subsidiaries, is a provider of software and services for digital cable systems. Our software enables cable operators to run multiple services – including high definition television, video on demand, and personal video recorders – on multiple platforms.

Note 2. Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements include the accounts of Liberate and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements are unaudited and reflect all adjustments that we believe are necessary to provide a fair statement of the financial position and the results of operations for the interim periods in accordance with the rules of the Securities and Exchange Commission (“SEC”).  However, these condensed consolidated statements omit certain information and footnote disclosures necessary to conform to generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended May 31, 2003. The results of operations for the interim periods reported do not necessarily indicate the results expected for the full fiscal year or for any future period.

In this report, we sometimes use the words “fiscal” or “FY” followed by a year to refer to our fiscal years, which end on May 31 of the specified year. We also sometimes use “Q1,” “Q2,” “Q3,” and “Q4” to refer to our fiscal quarters, which end on August 31, November 30, the last day of February, and May 31 of each fiscal year.

Computation of Basic and Diluted Net Loss Per Share

We compute basic net loss per share using the weighted average number of shares of common stock outstanding during the periods presented. Our policy is to report net income(loss) per share based on the number of fully diluted shares, which includes the weighted average number of shares of common stock, stock options, and warrants outstanding. As we have recorded a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because converting outstanding stock options and warrants would be anti-dilutive. Accordingly, we did not include 22,500,595 potential shares in the calculations for the periods ended November 30, 2002, or 12,315,680 potential shares in the calculations for the periods ended November 30, 2003.

Stock-Based Compensation

We have elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options. Under APB 25, we do not recognize compensation expense unless the exercise price of the employee stock option is less than market price of the underlying stock at the date of grant. Except for the amortization of our deferred stock-based compensation related to stock options granted prior to our IPO and more recently, to restricted stock units, we have not recorded stock-based compensation expense in the periods presented because stock options were granted at their fair market value on the date of grant. See Note 8.

The following information regarding net loss and loss per share was prepared in accordance with Statement of Financial Accounting Standards (“FAS”) No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method prescribed by FAS 123. The resulting effect on net loss and loss per share pursuant to FAS 123 is not likely to be representative of the effects on net loss and loss per share pursuant to FAS 123 in future periods, because future periods will include the effects of additional grants and periods of vesting. Our 1999 Employee Stock Purchase Plan (“ESPP”) is currently suspended. We did not issue shares during Q2 FY04 under the ESPP. We issued options to purchase 14,000 shares during Q2 FY04 and we granted 223,528 restricted stock units. See Note 8.  For the periods ended November 30, 2003 and 2002, the fair value of options and the 1999 Employee Stock Purchase Plan shares issued was estimated at the date of grant utilizing a Black-Scholes option valuation model with the following weighted-average assumptions:

	Options
	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Risk-free interest rate	1.62%	2.15%	1.62%	2.72%
Average expected life of options granted (in years)	2.26	2.96	2.26	2.64
Dividend yield	0%	0%	0%	0%
Volatility of common stock	46%	106%	46%	106%
Weighted average fair value of options granted	$0.94	$1.02	$0.94	$1.52

	ESPP Shares
	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Risk-free interest rate	—	2.08%	—	2.08%
Average expected life of ESPP shares issued (in years)	—	0.50	—	0.50
Dividend yield	—	0%	—	0%
Volatility of common stock	—	94%	—	94%
Weighted average fair value of ESPP shares issued	—	$2.47	—	$2.47

For purposes of disclosure pursuant to FAS 123 as amended by FAS 148, we amortize the estimated fair value of an option over the option’s vesting period.

The following table illustrates the effect on reported net loss and loss per share had we applied the fair value recognition provisions of FAS 123 to stock-based compensation (in thousands, except per share data):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Net loss, as reported	$(8,543)	$(31,612)	$(21,292)	$(280,924)
Adjustments:
Stock-based employee compensation expense included in reported loss, net of related tax effects, goodwill, and assembled workforce amortization, net of tax	—	352	10	763
Total stock-based employee compensation expense determined under fair value method for all awards granted since July 1, 1995, net of related tax effects	(981)	(4,699)	(921)	(8,161)
Pro forma net loss	$(9,524)	$(35,959)	$(22,203)	$(288,322)

Basic and diluted net loss per share, as reported	$(0.08)	$(0.30)	$(0.20)	$(2.68)
Basic and diluted net loss per share, pro forma	$(0.09)	$(0.35)	$(0.21)	$(2.75)

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, “Accounting for Asset Retirement Obligations.” FAS 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. We adopted FAS 143 for our quarter ended November 30, 2003, and adoption did not materially affect our financial position, results of operations, or cash flows.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. We adopted  EITF No. 00-21 for our quarter ended November 30, 2003, and adoption did not have a significant impact on our financial statements.

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. We have not identified any entities that require disclosure or new consolidation as a result of  the adoption of FIN 46 for our quarter ended November 30, 2003.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The adoption of FAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

Cumulative Effect of a Change in Accounting Principle

On June 1, 2002, we adopted FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets.” FAS 141 requires us to account for all business combinations initiated after June 30, 2001 using the purchase method of accounting. Under FAS 142, we no longer amortize the remaining balances of goodwill. Rather, we tested goodwill for impairment immediately upon the date of adoption and will continue to test goodwill for impairment at least once a year. Under FAS 141 and FAS 142, the value of an assembled workforce is no longer considered an identifiable intangible asset with a definite useful life, and accordingly, we reclassified the net assembled workforce balance of $526,000 to goodwill as of June 1, 2002.

FAS 142 requires a different valuation methodology than FAS 121 and is more likely to result in impairment because FAS 142 uses discounted rather than undiscounted cash flows. Based on the criteria of FAS 142, we determined that we had one reporting segment at the time we adopted FAS 142. Our testing and analysis process included obtaining an independent appraisal of the fair value of Liberate based on two valuation approaches. The first valuation approach determined our market capitalization based on our fair value on the date of adoption using our average stock price over a range of days in May and June 2002. This average stock price was increased by a control premium based on premiums paid for control of comparable companies. The second valuation used a discounted cash flows approach.

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

As required by FAS 142, a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude the impairment of goodwill and assembled workforce is as follows (in thousands, except per share data):

Six months ended November 30,
2002
Net loss, as reported	$(280,924)
Add back:
Cumulative effect of a change in accounting principle	209,289
Loss before cumulative effect of a change in accounting principle, as adjusted	$(71,635)
Basic and diluted net loss per share, as reported	$(2.68)
Add back:
Cumulative effect of a change in accounting principle	1.99
Loss per share before cumulative effect of a change in accounting principle, as adjusted	$(0.68)
Shares used in computing per share amounts	104,992

Reclassifications

Certain reclassifications, primarily resulting from discontinued operations, have been made to previously reported amounts in order to conform to the current period presentations. See Note 3.

Note 3. Acquisition

In August 2002, we acquired the outstanding capital stock of Sigma Systems Group (Canada) for $60.4 million in cash, before deducting $22.3 million of cash received in connection with the acquisition. We also assumed Sigma Systems’ unvested employee options with a fair value of $1.9 million, agreed to satisfy certain obligations of Sigma Systems to its employees in the aggregate amount of $3.0 million, and incurred acquisition costs of approximately $1.3 million. The total consideration and acquisition costs were $66.6 million and we accounted for the acquisition as a purchase.

Sigma Systems developed and marketed operational support systems (“OSS”) software that let network operators create, deploy, monitor, and maintain digital subscriber services. Through this acquisition, we sought to expand our product offerings. In September 2002, Sigma Systems changed its legal name to Liberate Technologies (Toronto) Ltd.

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

We also used the income approach to determine the value of Sigma Systems’ existing products and technology, customer lists and order backlog, and trademarks. Based on these valuations, we initially recorded $9.8 million of intangible assets. We began amortizing this amount on a straight-line basis over an estimated useful life of three years. Intangible assets consisted of $9.2 million of existing technology and $630,000 of customer lists and order backlog and trademarks. We also initially recorded $34.6 million of goodwill, which represented the purchase price in excess of the identified net tangible and intangible assets. In accordance with FAS 142, we did not amortize goodwill, but reviewed it for impairment at least once a year.  Subsequently, in accordance with the annual test for impairment under FAS 142, in Q4 FY03 we wrote off $31.5 million of goodwill related to our acquisition of Sigma Systems.  See Note 5, Goodwill and Intangible Assets.

At the time of the acquisition, Liberate entered into an escrow agreement with Sigma Systems and deposited $9.0 million into an escrow account to secure certain obligations of Sigma Systems and its major shareholders.  On November 19, 2003, Liberate and the representative of such former Sigma Systems major shareholders entered into a settlement agreement and limited release of claims, pursuant to which Liberate received approximately $3.5 million in cash from the escrow account. The return of escrow funds was accounted for as part of the gain on sale of discontinued operations.

In May 2003, we sold the Bill-Care unit of Sigma Systems to Sigma Solutions, Inc. a company owned by certain former shareholders of Sigma Systems, for consideration of $1.0 million in cash. On November 26, 2003, we sold the OSS division of Sigma Systems and its assets to Sigma Software Solutions Inc. and affiliated entities for approximately $3.6 million in cash and the assumption of approximately $7.4 million of lease obligations and other liabilities.  See Note 4, “Discontinued Operations.”

Note 4. Discontinued Operations

In August 2002, we acquired the outstanding capital stock of Sigma Systems. See Note 3. In accordance with FAS 142, we determined that Sigma Systems had two reporting units, OSS and Bill-Care. Subsequently, in May 2003, we sold Bill-Care to a company owned by certain former shareholders of Sigma Systems, for consideration of $1.0 million in cash. In September 2003, we announced that we were actively exploring the sale of the OSS division. On November 26, 2003, we completed the sale of the OSS division and its assets to Sigma Software Solutions Inc. and affiliated entities.  The purchase price included approximately $3.6 million in cash and the assumption of approximately $7.4 million of lease obligations and other liabilities.  In connection with the sale, we received approximately $7.1 million cash in total proceeds from the OSS business sale and return of escrow funds and recognized a gain of $9.0 million. See Note 3.

Computation of gain on sale:

Three and six months ended November 30,
2003
Proceeds	$7,075
Expenses of Sales	(715)
Net liabilities sold	2,678
Gain on sale of discontinued operations	$9,038

Pursuant to the provisions of FAS 144, amounts in the financial statements and related notes have been reclassified to reflect the discounted operations of both Bill-Care and OSS. Operating results for the discontinued operations are reported, net of tax, under “Loss from discontinued operations” on the condensed consolidated statements of operations.  Related assets and liabilities are disclosed in the balance sheet as “Assets of discontinued operations” or “Liabilities of discontinued operations.”

The following table reflects the impact of discontinued operations on certain statement of operations data (in thousands except per share information).

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Total revenues	$1,843	$403	$2,552	$763
Cost of revenues	441	1,045	1,275	1,334
Gross margin (loss)	1,402	(642)	1,277	(571)
Operating expenses	2,528	2,984	4,357	3,822
Write-off of acquired in-process research and development	—	—	—	300
Amortization of purchased intangibles	136	819	287	1,092
Amortization of deferred stock compensation	23	—	46	—
Restructuring costs	—	—	23	—
Operating loss from discontinued operations	(1,285)	(4,445)	(3,436)	(5,785)
Interest and other income (expense)	293	(15)	361	(304)
Loss from discontinued operations	$(992)	$(4,460)	$(3,075)	$(6,089)

Note 5. Goodwill and Intangible Assets

Under the provisions of FAS 142, we no longer amortize goodwill, but rather test it for impairment at least once a year.  Additionally, FAS 142 defines assembled workforce intangible assets as part of goodwill.  Effective June 1, 2002, with the adoption of FAS 142, we transferred the remaining net book value of assembled workforce intangible assets of $526,000 to goodwill and tested the resulting balance of goodwill for impairment. Based on the results of this testing, we determined that $209.3 million of goodwill was impaired. In Q1 FY03, we acquired Sigma Systems and recorded $34.6 million in goodwill. Sigma Systems net goodwill of $31.5 million was deemed impaired as a result of the annual FAS 142 test performed in Q4 FY03. The remaining Sigma Systems goodwill has been classified in “Assets of Discontinued Operations” on our condensed consolidated balance sheets.Goodwill activity through November 30, 2003 was as follows (in thousands):

Net book value
Balance at May 31, 2002	$208,763
Assembled workforce reclassification	526
Impairment upon adoption of FAS 142 (1)	(209,289)
Sigma Systems acquisition	34,630
Transfer of Sigma System assets to discontinued operations (2)	(34,210)
Balance at August 31, 2002	420
Q2 FY03 activity	—
Balance at November 30, 2002	420
Q3 FY03 activity	—
Balance at February 28, 2003	420
Goodwill associated with sale of Bill-Care	(420)
Balance at May 31, 2003	—
Fiscal 2004 activity	—
Balance at November 30, 2003	$—

(1)          Recorded as “Cumulative effect of a change in accounting principle.”

(2)          Subsequently, in FY03, $31.5 million of goodwill was impaired under FAS 142 test.

Intangible Assets

We amortize intangible assets on a straight-line basis over their estimated useful lives, which are normally three years. In June 2002, with the adoption of FAS 144, we determined that the fair value of the Virtual Modem trademarks that we had acquired in fiscal 2000 was zero. This permanent impairment resulted in a write-down of the carrying value from $66,000 to zero. In August 2002, in connection with the acquisition of Sigma Systems, we acquired intangible assets with a value of $9.8 million. In Q4 FY03, we recorded impairment of $5.6 million of intangible assets related to Sigma Systems under FAS 144. All Sigma Systems goodwill and intangible assets and associated amortization and impairment have been presented as discontinued operations in our condensed consolidated financial statements contained herein. See Note 3, “Discontinued Operations.” As of November 30, 2003 and May 31, 2003, intangible assets were as follows (in thousands):

	Net book value

November 30, 2003

May 31, 2003

Existing products and technology	$—	$8
Customer lists and order backlog	—	14
Total	$—	$22

Amortization expense related to intangible assets was zero in Q2 FY04, $478,000 in Q2 FY03, $22,000 and $1.0 million for the six months ended November 30, 2003 and 2002, respectively.  As of November 30, 2003, our intangible assets had been fully amortized.

In Q2 FY04, we recorded warrant-related asset impairment expense of $5.0 million as a result of our realignment of strategy to focus on the U.S. cable market. This impairment charge reduced the carrying value of certain warrant-related assets to a level equal to the expected future revenues from the holders of those warrants during the amortization period of those warrants.

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

We recorded $593,000 in excess facilities charges and related asset impairment expense in Q2 FY04 and for the six months ended November 30, 2003.  In Q2 FY03, we recorded a reversal of excess facilities charges and related asset impairment of $587,000, related to a change in estimates regarding impairment of our excess facilities, and in the six months ended November 30, 2002, we recorded $15.1 million of excess facilities charges and $1.5 million of related asset impairment charges.

Note 7. Commitments and Contingencies

Transactions with Executive Officers

In June 2003, we entered into an agreement with Coleman Sisson, a former executive officer, under which he received $10,000 per month for his services as an independent contractor. We terminated this agreement in November 2003, although we have agreed to pay the premiums for Mr. Sisson’s health insurance through June 2004.

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

OpenTV Patent Litigation. On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV’s allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV’s patents invalidated, requesting a finding that our technology does not infringe OpenTV’s patents, and seeking monetary damages and injunctive relief against OpenTV. The court has issued a claim construction ruling, and trial is currently scheduled for 2004. Because litigation is by its nature uncertain, we are unable to predict whether we may face any material exposure for damages or the need to alter our software arising from this case.

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

On August 29, 2003, Liberate purchased a $100 million supplemental loss mitigation insurance policy from a AAA/A++ rated insurance carrier to cover damages that may arise from pending securities and derivative litigation related to Liberate’s restatement. This policy is in addition to Liberate’s existing policies that provide for up to $15 million of coverage. Liberate paid a $17.9 million premium for the loss mitigation policy, with a rebate of up to $4.4 million if an eventual settlement or judgment is less than specified amounts. The expense related to the purchase of this policy was recorded in general and administrative expense in fiscal 2003.  Liberate has certain deductibles under its insurance arrangements for which it is solely responsible, and in Q4 FY03, we accrued an additional $7.1 million of expense to cover anticipated costs related to litigation.

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

Note 8. Offerings of Common Stock

Common Stock

In Q2 FY04 and the six months ended November 30, 2003, we issued 863,758 shares of common stock to employees upon the exercise of stock options, 4,166 shares of common stock upon the vesting and settlement of stock units, and 103,000 shares of common stock to an executive officer.  In Q2 FY03, we issued 43,935 shares of stock to employees upon the exercise of stock options, and in the six months ended November 30, 2002, we issued 182,672 shares of stock to employees upon the exercise of stock options.

Stock Repurchase

In July 2002, we repurchased 3,963,780 shares of our common stock beneficially owned by Cisco for an aggregate purchase price of $10.0 million. The purchase price per share of $2.5117 was our average stock price for the ten consecutive trading days prior to July 18, 2002, less a 2% discount. Following the repurchase, the shares were retired and are now authorized and unissued.

Warrant Agreements

In fiscal 1999, we agreed to issue warrants for the purchase up to 4,599,992 shares of our stock to certain network operators who satisfied specific milestones within specific time frames. We estimated the fair market value of the warrants using the Black-Scholes pricing model as of the earlier of the date the warrants were earned or the date that it became likely that they would be earned. Pursuant to the requirements of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we revalue the warrants if appropriate.

As of November 30, 2003, network operators had earned warrants to purchase 2,396,660 shares. Of this amount, warrants to purchase 552,774 shares had previously been exercised and warrants to purchase 163,890 shares had been retired in connection with those exercises, and warrants to purchase 546,666 had expired unexercised. As of November 30, 2003, there were earned and outstanding warrants to purchase 1,299,996 shares with exercise prices of $4.80 and $6.90 per share and a weighted average exercise price of $6.41 per share. The warrants expire between July 29, 2004 and May 31, 2005.

Additionally, in August 2002, we paid $1.1 million to MediaOne of Colorado and MediaOne of Michigan, each a wholly owned subsidiary of AT&T Broadband, to buy back unvested warrants to purchase 400,000 shares.

Warrant activity through November 30, 2003 was as follows:

	Warrant activity
	Available	Earned	Repurchased	Expired	To Be Earned
Balance May 31, 2000	4,599,992	(2,336,660)	—	—	2,263,332
Fiscal 2001 activity	—	—	—	(50,000)	(50,000)
Balance May 31, 2001	4,599,992	(2,336,660)	—	(50,000)	2,213,332
Fiscal 2002 activity	—	(60,000)	—	(170,000)	(230,000)
Balance May 31, 2002	4,599,992	(2,396,660)	—	(220,000)	1,983,332
Fiscal 2003 activity	—	—	(400,000)	(933,332)	(1,333,332)
Balance May 31, 2003	4,599,992	(2,396,660)	(400,000)	(1,153,332)	650,000
Fiscal 2004 activity	—	—	—	(650,000)	(650,000)
Balance November 30, 2003	4,599,992	(2,396,660)	(400,000)	(1,803,332)	—

We record amortization expense for deferred costs related to warrants in accordance with EITF 01-09. Under EITF 01-09, warrant amortization expense may be classified as an offset to associated revenues up to the amount of cumulative revenues recognized or to be recognized. Such amortization expense was classified as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Warrant amortization offset to license and royalty revenues	$1,015	$1,079	$2,275	$2,225
Warrant amortization charged to operating expenses	1,027	1,006	1,831	1,947
	$2,042	$2,085	$4,106	$4,172

In Q2 FY04, we recorded warrant asset impairment expense of $5.0 million. This impairment charge reduced the carrying value of certain warrant-related assets to the expected future revenues from the holders of those warrants based outside of the U.S.

Deferred Stock-based Compensation

We recorded expenses of zero in Q2 FY04, $352,000 in Q2 FY03, $10,000 in the six months ended November 30, 2003 and $763,000 in the six months ended November 30, 2002 related to deferred stock-based compensation.  There is no deferred stock-based compensation balance in shareholder’s equity as of November 30, 2003. We report amortization of deferred stock-based compensation as a separate line item in the accompanying condensed consolidated statements of operations. Had amortization of deferred stock-based compensation been included in the following expense categories, such expense categories would have increased by the following amounts (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Cost of service revenues	$—	$65	$1	$135
Research and development	—	150	4	341
Sales and marketing	—	63	3	159
General and administrative	—	74	2	128
Total deferred stock-based compensation	$—	$352	$10	$763

Option Grants

During the three and six month periods ended November 30, 2003, we issued options to purchase 14,000 shares to employees under our 1999 Equity Incentive Plan.  For the six months ended November 30, 2002, we issued options to purchase 6,179,000 shares to employees under our 1999 Equity Incentive Plan.

Stock Award to Executive

During the quarter ended November 30, 2003, we entered into a management transition agreement and related stock award agreement with Kent Walker, an executive officer.  Mr. Walker received an award of 103,000 shares of common stock, which had a value of $3.40 per share and were fully vested on the date of the award.  We recorded the value of the shares as a compensation expense in the quarter.

Restricted Stock Units

During the quarter ended November 30, 2003, we began to implement a program to grant restricted stock units (“RSUs”) to certain employees and non-employee directors as part of our overall stock-based compensation. Each RSU entitles the holder to receive one share on the vesting date of the RSU. The RSUs granted to employees generally vest over a period of four years while those granted to non-employee directors generally vest over 12 months. Stock-based compensation representing the fair market value of the underlying shares at the date of grant of the RSUs is being recognized evenly over the vesting period. On the vesting dates, the RSUs are settled by the delivery of shares of common stock to the participants. As of November 30, 2003, we had granted 223,528 RSUs to an employee and four non-employee directors, and 4,166 of those RSUs had become vested.

The total expenses by functional areas incurred for the three months ended November 30, 2003 pertaining to the amortization of RSUs are as follows (in thousands):

	Three Months ended

November 30, 2003

May 31, 2003

Research and development	$—	$—
Sales and marketing	14	—
General and administrative	—	—
Total	$14	$—

Note 9. Restructuring Costs

As part of our ongoing efforts to control costs, we effected a reduction in force in July and August 2002. This action resulted in a headcount reduction of 106 employees. As a result of these actions, we accrued restructuring costs of approximately $2.2 million in Q1 FY03, which were comprised primarily of salary and employee-related expenses.

During Q1 FY03, management revised its estimate underlying the restructuring accrual that occurred in February 2002.  Originally, we had accrued restructuring costs of $1.6 million in February 2002, and in Q1 FY03, we reversed $210,000 of that accrual. The reversal primarily pertained to exit costs related to facilities.

In January 2003, we announced a further reduction in force and terminated the employment of 228 employees. In Q1 FY04, under FAS 146, we recorded an additional $49,000 in expense related to this January action.

In April 2003, we announced another reduction in force. This action resulted in a headcount reduction of 75 employees worldwide. Under FAS 146, in Q1 FY04 we recorded $262,000 of expenses related to this April action, which included a reversal of $34,000 related to employees we decided to retain.

During Q1 FY04, we terminated the employment of five employees and recorded $169,000 of restructuring expenses related to severance payments.

During Q2 FY04, we terminated the employment of 15 employees, of whom 5 were still on transition assignments as of November 30, 2003. We recorded $881,000 of restructuring expenses related to severance payments.

In the periods ended November 30, 2002 and November 30, 2003, our restructuring costs consisted of the following components (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Salaries and employee-related expenses	$881	$22	$1,395	$2,268
Changes to estimated restructuring expense	—	—	(34)	(210)
Restructuring costs	$881	$22	$1,361	$2,058

As of November 30, 2003, accrued restructuring costs were as follows (in thousands):

Accrued restructuring costs at May 31, 2003	$496
Expensed restructuring charges	1,395
Cash payments	(1,524)
Change to estimated restructuring expense	(34)
Accrued restructuring costs at November 30, 2003	$333

Note 10. Comprehensive Loss

Comprehensive loss consists of net loss on our condensed consolidated statements of operations, foreign currency translation adjustments, and unrealized losses related to our short-term investments. The following table reflects our comprehensive loss (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Net loss	$(8,543)	$(31,612)	$(21,129)	$(280,924)
Foreign currency translation adjustment	207	61	418	(716)
Comprehensive loss	$(8,497)	$(31,551)	$(20,711)	$(281,640)

Note 11. Segment Information

As of November 30, 2003, we operated solely in one segment—providing digital infrastructure software and services for cable networks. We derived revenues for this one segment from licenses, royalties, and services, and our long-term assets were located primarily in the United States.

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

	Three months ended November 30,			Six months ended November 30,
	2003		2002	2003		2002
United States	$181		$1,739	$(302	)(1)	$4,714
Canada	(57	)(1)	2,178	(337	)(1)	4,867
United Kingdom	653		1,444	2,545		3,668
Rest of EMEA	351		415	671		1,030
Asia Pacific	60		221	156		719
Total revenues	$1,188		$5,997	$2,733		$14,998

International revenues consist of sales to customers outside of the United States and domestic revenues consist of sales to customers within the United States. International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003		2002
International revenues	85%	71%	111%		69%
Domestic revenues	15%	29%	(11	)%(1)	31%
Total revenues	100%	100%	100%		100%

(1)          For Q2 FY04 and the six months ended November 30, 2003, negative revenues for Canada included $119,000 and $462,000 of warrant-related offsets to revenue respectively and negative revenues for the United States included $896,000 and $1.8 million of warrant-related offsets to revenue respectively.

The table below sets forth information relating to each customer that, for the periods presented, accounted for 10% or more of our total revenues.

	Three months ended November 30,			Six months ended November 30,
	2003	2002		2003	2002
Customer A	56%		*	33%		*
Customer B	39%		*	46%	11%
Customer C	28%		*	19%		*
Customer D	19%		*	*		*
Customer E	10%		*	*		*

*           Less than 10%

The above presentation includes the effects of our adoption of EITF 01-09 in December 2001 and of our reclassification of revenues specifically attributed to discontinued operations for the periods presented.  For all periods presented above, certain customers generated negative revenues as a result of these adjustments.  Consequently, the customer percentages listed above for Q2 FY04 sum to greater than 100%.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. As of November 30, 2003, three customers each accounted for 10% or more of our accounts receivable and as of May 31, 2003, three customers each accounted for 10% or more of our accounts receivable. The percentage of receivables from significant customers for the periods reported were as follows:

	November 30, 2003	May 31, 2003
Customer A	36%	20%
Customer B	20%	14%
Customer C	12%	39%

We perform ongoing credit evaluations of our customers’ financial condition and reserve for credit losses as required.

Note 12. Subsequent Events

Termination of Executive’s Employment. Effective September 30, 2003, we entered into a management transition agreement with Kent Walker, and in January 2004, Mr. Walker resigned as an executive officer of Liberate.

Restricted Stock Unit Awards.  In connection with our new restricted stock unit program, in December 2003, we issued 2,067,000 RSUs to a group of approximately 100 employees.  The RSUs will generally vest as to 1/8 of the units on January 15 and July 15 of each year, commencing in 2004.  See Note 8.

New Office Lease.  In December 2003, we entered into a new office lease agreement for approximately 15,000 square feet of space in San Mateo, California.  The lease has a term of 60 months.  Rent expense is estimated to be approximately $26,000 per month for the first twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Liberate Technologies is a provider of software and services for digital cable systems. Our software enables cable operators to run multiple services – including high-definition television, video on demand, and personal video recorders – on multiple platforms. We operate in an industry sector that has been significantly affected by the recent economic downturn, and we believe that our future results of operations will continue to be subject to quarterly variations based upon a wide variety of factors, such as those discussed in “Risk Factors” below.

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

In Q2 FY04, our revenues decreased from the immediately preceding quarter and decreased significantly from Q2 FY03.  We have also seen decreases in our cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses in Q2 FY04 from Q2 FY03 which have declined in part due to several reductions in force as well as our cost cutting efforts to bring expenses in line with revenues.

Recent Developments

In September 2003, we announced that Christopher Bowick and Dana Evan had resigned from our board of directors and the board decreased in size from seven to five members.

Discontinued Operations

In August 2002, we acquired the outstanding capital stock of Sigma Systems Group (Canada), a privately held corporation based in Toronto, Canada, for $60.4 million in cash, before deducting $22.3 million of cash received in connection with the acquisition. In accordance with FAS 142, we determined that Sigma Systems had two reporting units, OSS and Bill-Care. Subsequently, in May 2003, we sold Bill-Care to Sigma Software Solutions, Inc., a company owned by certain former shareholders of Sigma Systems, for consideration of $1.0 million in cash. In September 2003, we announced that we were actively exploring the sale of the OSS division and in November 2003, we closed the sale of the OSS division and its assets to Sigma Software Solutions Inc. and affiliated entities.  The purchase price included approximately $3.6 million in cash and the assumption of approximately $7.4 million of lease obligations and other liabilities resulting in a gain on the sale of approximately $9.0 million in the period. The gain also reflects approximately $3.5 million in cash proceeds from the escrow account. See Financial Statements, Note 3.

Pursuant to the provisions of FAS 144, revenues, cost of revenues, and expenses related to discontinued operations have been reclassified from each specific line item on our condensed consolidated financial statements and related notes and are now presented as a net loss from discontinued operations in a single line below our provision for income taxes. For comparative purposes, discontinued operations amounts have been reclassified retroactively. Operating results for the discontinued operations of Bill-Care and OSS are reported, net of tax. Assets and liabilities are disclosed on our condensed consolidated balance sheet as either “Assets of discontinued operations” or “Liabilities of discontinued

operations.”

The following table reflects the impact of discontinued operations on our condensed statement of operations (in thousands, except per share data):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Total revenues	$1,843	$403	$2,552	$763
Cost of revenues	441	1,045	1,275	1,334
Gross margin (loss)	1,402	(642)	1,277	(571)
Operating expenses	2,528	2,984	4,357	3,822
Write-off of acquired in-process research and development	—	—	—	300
Amortization of purchased intangibles	136	819	287	1,092
Amortization of deferred stock compensation	23	—	46	—
Restructuring costs	—	—	23	—
Operating loss from discontinued operations	(1,285)	(4,445)	(3,436)	(5,785)
Interest and other income (expense)	293	(15)	361	(304)
Loss from discontinued operations	$(992)	$(4,460)	$(3,075)	$(6,089)

In August 2002, Liberate entered into an escrow agreement in connection with the acquisition of Sigma Systems and deposited $9.0 million into an escrow account to secure certain obligations of Sigma Systems and its major shareholders.  On November 19, 2003, Liberate and the representative of the former Sigma Systems major shareholders entered into a settlement agreement and limited release of claims, pursuant to which Liberate received approximately $3.5 million in cash from the escrow account. The return of escrow funds was accounted for as part of the gain on sale of discontinued operations.

Critical Accounting Policies Update

There have been no material changes to our critical accounting policies as disclosed on our report on Form 10-K for fiscal 2003 filed with the SEC on September 16, 2003.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, “Accounting for Asset Retirement Obligations.” FAS 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. We adopted FAS 143 for our quarter ended November 30, 2003, and adoption did not did not materially affect our financial position, results of operations, or cash flows.

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. We adopted  EITF No. 00-21 for our quarter ended November 30, 2003, and adoption did not have a significant impact on our financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. We have not identified any entities that require disclosure or new consolidation as a result of  the adoption of FIN 46 for our quarter beginning September 1, 2003.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The adoption of FAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

Cumulative Effect of a Change in Accounting Principle

On June 1, 2002, we adopted FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets.” FAS 141 requires us to account for all business combinations initiated after June 30, 2001 using the purchase method of accounting. Under FAS 142, we no longer amortize the remaining balances of goodwill. Rather, we tested goodwill for impairment immediately upon the date of adoption and will continue to test goodwill for impairment at least once a year. Under FAS 141 and FAS 142, the value of an assembled workforce is no longer considered an identifiable intangible asset with a definite useful life, and accordingly, we reclassified the net assembled workforce balance of $526,000 to goodwill as of June 1, 2002.

FAS 142 requires a different valuation methodology than FAS 121 and is more likely to result in impairment because FAS 142 uses discounted rather than undiscounted cash flows. Based on the criteria of FAS 142, we determined that we had one reporting segment at the time we adopted FAS 142. Our testing and analysis process included obtaining an independent appraisal of the fair value of Liberate based on two valuation approaches. The first valuation approach determined our market capitalization based on our fair value on the date of adoption using our average stock price over a range of days in May and June 2002. This average stock price was increased by a control premium based on premiums paid for control of comparable companies. The second valuation used a discounted cash flows approach.

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

A portion of our revenues for the three and six months ended November 30, 2003 and a portion of our deferred revenue balance as of November 30, 2003 arose from pre-payments we received in fiscal 1999 and 2000 from a limited number of North American network operators. By the end of Q2 FY04, we had $6.3 million remaining in deferred revenue (excluding any impact of warrant-related revenue offsets) from the pre-payments of these large North American network operators. In some cases, we recognize revenue upon termination of a customer’s right to credit these fees for software deployment or future services. Our revenues from these pre-payments continue to decline. We do not expect that our total revenues will equal or exceed historical levels until we receive significant new revenue commitments from existing or new customers.

Total revenues for the periods reported were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Total revenues	$1,188	$5,997	$2,733	$14,998
Decrease, year over year	$(4,809)		$(12,265)
Percentage decrease, year over year	(80)%		(82)%

International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003		2002
International revenues	85%	71%	111%		68%
Domestic revenues	15%	29%	(11	)%(1)	32%
Total revenues	100%	100%	100%		100%

(1)     For the six months ended November 30, 2003, we recognized negative domestic revenues due to $1.8 million of warrant-related offsets to revenue.

We anticipate international revenues will continue to represent a significant portion of total revenues for the foreseeable future.

License and Royalty Revenues. License and royalty revenues for the periods reported were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
License and royalty revenues	$(697)	$2,549	$(1,621)	$3,556
Percentage of total revenues	(59)%	43%	(59)%	24%
Decrease, year over year	$(3,246)		$(5,177)
Percentage decrease, year over year	(127)%		(146)%

License and royalty revenues decreased from Q2 FY03 to Q2 FY04 and from the six months ended November 30, 2002 to the six months ended November 30, 2003 primarily due to a marked decline in royalty revenues. Royalty revenue decreased by $2.9 million from Q2 FY03 to Q2 FY04 due to lower levels of deployment by our customers and a $1.2 million revenue reserve in Q2 FY04 for potential overpayment of royalties based on correspondence with one of our customers.  License revenues accounted for $371,000 of the decrease.  Offsets from deferred costs related to warrants decreased slightly from $1.1 million in Q2 FY03 to $1.0 million in Q2 FY04.  Total license and royalties revenue is negative in Q2 FY04 and the six months ended November 30, 2003 in part because these warrant related revenue offsets exceeded the amount of new license and royalty revenue recognized during these periods. We expect license and royalty revenue will be less than recent historical levels unless and until we receive significant new revenue commitments from existing or new customers.

Service Revenues. The majority of our service revenues in the three and six months ended November 30, 2003 were comprised of support revenues. Service revenues for the periods reported were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Service revenues	$1,885	$3,448	$4,354	$11,442
Percentage of total revenues	159%	57%	159%	76%
Decrease, year over year	$(1,563)		$(7,088)
Percentage decrease, year over year	(45)%		(62)%

Service revenues decreased from Q2 FY03 to Q2 FY04 and from the six months ended November 30, 2002 to the six months ended November 30, 2003 primarily due to a significant decline in professional services, which decreased from $1.6 million in Q2 FY03 to $418,000 in Q2 FY04.  This decrease reflects much lower activity on billable customer projects in the first six months of FY04 compared to the same period in FY03. We expect that over the long term, service revenues will continue to be a significant portion of our revenues. However, we do not expect service revenues to reach recent historical levels until we receive significant new revenue commitments.

Cost of Revenues

Total cost of revenues was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Total cost of revenues	$1,576	$6,576	$3,170	$18,068
Percentage of total revenues	133%	110%	116%	120%
Decrease, year over year	$(5,000)		$(14,898)
Percentage decrease, year over year	(76)%		(82)%

We anticipate that total cost of revenues will remain relatively flat in the near future.

Cost of License and Royalty Revenues. Cost of license and royalty revenues was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Cost of license and royalty revenues	$208	$412	$359	$844
Percentage of license and royalty revenues	(30)%	16%	(22)%	24%
Decrease, year over year	$(204)		$(485)
Percentage decrease, year over year	(50)%		(57)%

Cost of license and royalty revenues decreased from Q2 FY03 to Q2 FY04 and from the six months ended November 30, 2002 to the six months ended November 30, 2003 primarily due to significantly lower support, royalty and license fees paid for third party technology. We anticipate that cost of license and royalty revenues will fluctuate in future periods to the extent that customers deploy our software and as we integrate third-party technologies in our products.

Cost of Service Revenues. Cost of service revenues was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Cost of service revenues	$1,368	$6,164	$2,811	$17,224
Percentage of service revenues	73%	179%	65%	151%
Decrease, year over year	$(4,796)		$(14,413)
Percentage decrease, year over year	(78)%		(84)%

Cost of service revenues decreased from Q2 FY03 to Q2 FY04 and from the six months ended November 30, 2002 to the six months ended November 30, 2003 primarily due to reduced headcount which resulted from several reductions in force from the end of Q1 FY03 to the end of Q2 FY04. The smaller professional services organization contributed to the lower level of service activity on billable customer projects that we continued to experience in Q2 FY04. We expect cost of service revenues to remain relatively flat in the near term.

Operating Expenses

Research and Development. Research and development expenses consist primarily of salary, employee-related expenses, and costs for external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Research and development	$3,647	$8,258	$7,314	$16,380
Percentage of total revenues	307%	138%	268%	109%
Decrease, year over year	$(4,611)		$(9,066)
Percentage decrease, year over year	(56)%		(55)%

Research and development expenses decreased from Q2 FY03 to Q2 FY04 and from the six months ended November 30, 2002 to the six months ended November 30, 2003 primarily due to significant reductions in headcount in our development group, whose headcount decreased from approximately 197 employees at the end of Q2 FY03 to approximately 107 employees at the end of Q2 FY04. This reduction in the number of employees resulted in a $2.7 million decrease in employee-related expenses and a $1.5 million decrease in allocated costs from Q2 FY03 to Q2 FY04. Research and development expenses increased as a percentage of total revenues in Q2 FY04, compared to Q2 FY03, primarily due to significant decrease in total revenues in Q2 FY04. In the near term, we expect research and development expenses to be relatively flat. If revenues increase, we expect research and development expenses to decline as a percentage of total revenues in the long term.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other employee-related expenses for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and facilities for regional offices. Sales and marketing expenses were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Sales and marketing	$1,004	$6,132	$2,433	$11,829
Percentage of total revenues	85%	102%	89%	79%
Decrease, year over year	$(5,128)		$(9,396)
Percentage decrease, year over year	(84)%		(79)%

Sales and marketing expenses decreased from Q2 FY03 to Q2 FY04 and from the six months ended November 30, 2002 to the six months ended November 30, 2003 due to reductions in headcount in our sales and marketing groups, which decreased from 74 at the end of Q2 FY03 to 6 at the end of Q2 FY04.  These reductions in the number of employees resulted in a $2.9 million decrease in salaries, management bonuses, and employee related expenses and a $853,000 decrease in allocated costs from Q2 FY03 to Q2 FY04. Our decrease in revenues also resulted in a $114,000 reduction in commission payments to our sales force.  In addition, our marketing communications costs decreased by $816,000, professional fees decreased by $184,000, and facilities and related expenses decreased by $157,000 from

Q2 FY03 to Q2 FY04.  Sales and marketing expenses increased as a percentage of total revenues in Q2 FY04 compared to Q2 FY03 primarily due to a significant decrease in total revenues in Q2 FY04. We believe sales and marketing expenses will remain relatively flat in the near future. If revenues increase, we expect sales and marketing expenses to decline as a percentage of total revenues in the long term.

General and Administrative. General and administrative expenses consist primarily of salaries and other employee-related expenses for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; and non-income-based taxes. General and administrative expenses were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
General and administrative	$4,479	$5,371	$8,660	$9,047
Percentage of total revenues	377%	90%	317%	60%
Decrease, year over year	$(892)		$(387)
Percentage decrease, year over year	(17)%		(4)%

General and administrative expenses decreased from Q2 FY03 to Q2 FY04 and from the six months ended November 30, 2002 to the six months ended November 30, 2003 primarily due to reductions in headcount, which decreased by approximately 52% as well as a decrease in professional fees of $1.1 million for financial restatement and securities litigation . General and administrative expenses increased as a percentage of total revenues in Q2 FY04 compared to Q2 FY03 due to the significant decrease in total revenues in FY04. We believe general and administrative expenses will be relatively flat in the forseeable future.

Amortization of Deferred Costs Related to Warrants.  We amortize deferred costs related to warrants over their estimated useful lives, which are generally five years. Amortization expense includes the portion of periodic expense for warrants that is not an offset to revenues. Amortization included in operating expenses was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Amortization of deferred costs related to warrants	$1,027	$1,006	$1,831	$1,947
Percentage of total revenues	86%	17%	67%	13%
Increase (decrease), year over year	$21		$(116)
Percentage increase (decrease), year over year	2%		(6)%

Amortization expense for deferred costs related to warrants decreased from Q2 FY03 to Q2 FY04 and from the six months ended November 30, 2002 to the six months ended November 30, 2003 as more amortization expense was offset to revenues in FY04. See Financial Statements, Note 8. Amortization expense for deferred costs related to warrants increased as a percentage of total revenues from the periods ended November 30, 2002 to the periods ended November 30, 2003 primarily due to significant decrease in total revenues in FY04. Amortization expense for deferred costs related to warrants will likely decrease in the future as a result of the impairment charge of $5.0 million in Q2 FY04.

Restructuring Costs. Restructuring costs include severance pay and related employee benefit obligations. Restructuring costs for the periods reported were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Salaries and employee-related expenses	$881	$22	$1,395	$2,058
Changes to estimated restructuring expense	—	—	(34)	—
Restructuring costs	$881	$22	$1,361	$2,058
Percentage of total revenues	74%	0%	50%	14%
Increase (decrease) year over year	$859		$(697)
Percentage increase (decrease), year over year	3905%		(34)%

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

In January 2003, we announced a further reduction in force and terminated the employment of 228 employees. In Q1 FY04, under FAS 146, we recorded an additional $49,000 in expense relating to this January action and we do not expect to record further charges in relation to the January 2003 reduction in force.

In April 2003, we announced another reduction in force. This action resulted in a headcount reduction of 75 employees worldwide. Under FAS 146, in Q1 FY04 we recorded $262,000 of expenses related to this April action, which included a change in estimate of $34,000 related to employees we decided to retain. We do not expect to insure further expenses related to this reduction in force.

During Q1 FY04, we terminated the employment of five employees and recorded $169,000 of restructuring expenses related to severance payments.

During Q2 FY04, we terminated the employment of 15 employees, of whom 5 were still on transition assignments as of November 30, 2003 and recorded $881,000 of restructuring expenses related to severance payments.

Amortization and Impairment of Goodwill and Intangible Assets. Intangible assets represent the value assigned to those assets such as existing products and technology, customer lists and order backlog, and trademarks that are acquired as part of the purchase of a company by us. We amortize intangible assets on a straight-line basis over their useful lives, generally three years. Asset impairment charges reduce the carrying value of long-lived assets, including intangible assets, to a level equal to their expected value during their amortization periods. The following table details the amounts of amortization and impairment expense for goodwill and intangible assets (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Amortization expense for intangible assets	$—	$478	$22	$988
Asset impairment	—	—	—	66
Amortization and impairment of intangible assets	$—	$478	$22	$1,054
Percentage of total revenues	0%	8%	0%	7%
Decrease, year over year	$(478)		$(1,032)
Percentage decrease, year over year	(100)%		(98)%

Amortization and impairment of goodwill and intangible assets decreased from Q2 FY03 to Q2 FY04 and from the six months ended November 30, 2002 to the six months ended November 30, 2003 as the intangible assets related to acquisitions become fully amortized in June 2003. We expect amortization and of intangible assets to be zero in future periods as all intangible assets attributable to continuing operations have been fully amortized.

Impairment of Warrants.  In fiscal 1999, we entered into agreements in which we agreed to issue warrants to certain network operators who satisfy certain milestones within specific time frames. The value of these warrants is estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it is likely that the warrants will be earned. The value of the warrants was recorded primarily as a non-current asset and is being amortized over the estimated economic life of the arrangements with the network operators.

Management judgment is required in assessing the useful life of our warrant assets and the need for impairment. To make this assessment, management must evaluate historical revenue and deferred revenue remaining and must forecast future revenue streams over the remaining warrant amortization period from those network operators who have earned warrants. These forecasts are used to determine whether the warrant balances should be impaired. To the extent that our projections of revenue streams from those network operators should change, we may be required to further impair those warrants.

Impairment of warrant expense was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Impairment of deferred costs related to warrants	$4,969	$—	$4,969	$—
Percentage of total revenues	418%	—	418%	—
Increase, year over year	$4,969		$4,969

In Q2 FY04, we recorded warrant-related asset impairment expense of $5.0 million as a result of the Company’s realignment of strategy to focus on the U.S. cable market. This impairment charge reduced the carrying value of certain warrant-related assets to a level equal to the expected future revenues from the holders of those warrants based outside the US. We did not record warrant-related asset impairment expense for Q2 FY03, or for the six months ended November 30, 2003.

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

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Amortization of deferred stock-based compensation	$—	$352	$10	$763
Percentage of total revenues	0%	6%	0%	5%
Decrease, year over year	$(352)		$(753)
Percentage decrease, year over year	(100)%		(99)%

Amortization of deferred stock-based compensation decreased from Q2 FY03 to Q2 FY04 and from the six months ended November 30, 2002 to the six months ended November 30, 2003 due to employee terminations and the completion of vesting of certain employee options.

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

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Excess facilities charges	$593	$(1,094)	$593	$15,052
Related asset impairment	—	507	—	1,451
Total excess facilities charges and related asset impairment	$593	$(587)	$593	$16,503
Percentage of total revenues	50%	(10)%	22%	110%
Increase (decrease), year over year	$1,180		$(15,910)
Percentage increase (decrease), year over year	201%		(96)%

Excess facilities charges, which represent the remaining lease commitment on excess facilities, net of expected sublease income, increased in Q2 FY04 primarily due to changes in estimates regarding the timing and rates of sublease assumptions. For the six months ended November 30, 2002 the charge was the result of the August 2002 restructuring in which we vacated several floors of our headquarters. If current market conditions for the commercial real estate market remain the same or worsen, or we conclude that we are not likely to use additional space, we may be required to record additional charges in future periods.

Interest Income, Net

Interest income, net consists of interest earned on our cash and cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income, net was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Interest income, net	$573	$1,976	$1,190	$4478
Percentage of total revenues	48%	33%	44%	30%
Decrease, year over year	$(1,403)		$(3,288)
Percentage decrease, year over year	(71)%		(73)%

Interest income decreased from Q2 FY03 to Q2 FY04 and from the six months ended November 30, 2002 to the six months ended November 30, 2003 primarily due to lower cash balances and declining market interest rates. In Q1 FY04, we completed the shift of funds from corporate and other bonds to U.S. treasury obligations. Interest income could decline in future periods because of lower cash balances and lower interest rates.

Other Expense, Net

Other expense, net consists of foreign currency exchange gains and losses, losses on disposals of fixed assets, and other non-operating income and expenses. Other expense, net was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Other expense, net	$(173)	$(7,110)	$(548)	$(6,568)
Percentage of total revenues	(15)%	(119)%	(20)%	(44)%
Decrease, year over year	$(6,937)		$(6,020)
Percentage decrease, year over year	(98)%		(92)%

Other expense, net for the periods ended November 30, 2003 and 2002 was comprised of a loss related to foreign currency exchange.

Income Tax Provision

Income tax provision consists of foreign withholding tax expense and foreign and state income taxes. Income tax provision was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Income tax provision	$—	$407	$103	$805
Percentage of total revenues	0%	7%	4%	5%
Decrease, year over year	$(407)		$(702)
Percentage decrease, year over year	(100)%		(87)%

Income tax provision decreased from Q2 FY03 to Q2 FY04 and from the six months ended November 30, 2002 to the six months ended November 30, 2003 primarily due to a decrease in foreign income taxes and foreign tax credits received.

Loss From Discontinued Operations

Loss from discontinued operations consists of revenues, cost of revenues, and operating expenses related to those divisions that we have decided to discontinue or sell. See “Discontinued Operations” above.

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations of $9.0 million in Q2 FY04, net of $715,000 of expenses associated with the sale of our OSS business, represents the difference between the proceeds from the sale of the OSS business on the date of disposition and its book value.    Revenues from discontinued operations for Q2 FY04 and the six months ended November 30, 2003 were $1.8 million and $2.6 million, respectively.  Loss from discontinued operations for Q2 FY04 and the six months ended November 30, 2003 was $1.0 million and $3.1 million, respectively.

Liquidity and Capital Resources

Cash Flows

Our principal source of liquidity at November 30, 2003 was cash and cash equivalents and short-term investments of $231.3 million.

Cash Flows from Operating Activities. In the six months ended November 30, 2003, net cash used in operating activities was $38.5 million. This amount consisted primarily of a net loss of $21.1 million, which included the following non-cash items: $7.4 million adjustments related to discontinued operations, $5.1 million of non-cash charges, $5.0 million impairment of deferred costs related to warrants,  $4.1 million amortization of deferred costs related to warrants, and $1.3 million in depreciation and amortization.  Additionally, accrued liabilities decreased by $19.0 million primarily due to the payment of the $17.9 million premium for our loss mitigation insurance policy in Q1 FY04 and a decrease in prepaid expenses of $600,000 due to amortization of prepaid third party licenses and insurance. Other long-term liabilities decreased by $1.5 million related to a decrease in accrued excess facilities charges, and accounts receivable increased by $795,000.

For the six months ended November 30, 2002, net cash used in operating activities was $41.3 million. This amount consisted primarily of a net loss of $280.9 million, which included goodwill impairment of $209.3 million in accordance with FAS 142, $12.2 million other long-term liabilities, $7.2 million accounts receivable, $6.7 million write-down of equity investments, $4.2 million amortization of warrants, $3.9 million depreciation and amortization, $2.1 million amortization of intangible assets, $1.6 million in accrued liabilities, and $2.5 million of other non-cash adjustments to reconcile net loss to net cash used in operations.

Cash Flows from Investing Activities.  In the six months ended November 30, 2003, net cash used in investing activities of $38.7 million consisted primarily of $45.0 million used to purchase short-term investments, $7.1 million proceeds from sale of discontinued operations, an increase in restricted cash of $527,000, and $279,000 used to purchase property and equipment.

In the six months ended November 30, 2002, net cash provided by investing activities of $92.0 million included $133.5 million of proceeds received from the maturities of investments, offset by $38.1 million used for acquisitions, $1.8 million used to purchase equity investments, and $1.7 million used to purchase property and equipment.

Cash Flows from Financing Activities. In the six months ended November 30, 2003, net cash provided by financing activities of $1.7 million represented proceeds from issuance of common stock.

In the six months ended November 30, 2002, net cash used in financing activities of $9.8 million was primarily for the repurchase of our stock from Cisco. See Financial Statements, Note 8.

Cash Requirements

In addition to funding normal operating expenses, we anticipate requiring cash to pay outstanding commitments and acquire products and technologies to complement our existing business. We believe that cash and cash equivalents and short term investments will be sufficient to meet our working capital requirements for at least the next twelve months.

Contractual Obligations

Our contractual obligations as of November 30, 2003, are as follows (in thousands):

	Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases (1)	$55,558	$9,913	$20,448	$17,485	$7,712

(1)          Includes building expenses for our San Carlos facility that we are required to pay our landlord.

Subsequent Developments

Termination of Executive’s Employment. Effective September 30, 2003, we entered into a management transition agreement with Kent Walker, and in January 2004, Mr. Walker resigned as an executive officer of Liberate.

Restricted Stock Unit Awards.  In connection with our new restricted stock unit program, in December 2003, we issued 2,067,000 RSUs to a group of approximately 100 employees.  The RSUs will generally vest as to 1/8 of the units on January 15 and July 15 of each year, commencing in 2004.  See Note 8.

New Office Lease.  In December 2003, we entered into a new office lease agreement for approximately 15,000 square feet of space in San Mateo, California.  The lease has a term of 60 months.  Rent expense is estimated to be approximately $26,000 per month for the first twelve months.

Risk Factors

In evaluating Liberate and our business, you should consider the following factors in addition to the other information in this quarterly report on Form 10-Q.  Any of the following risks could seriously harm our business, financial condition, and results of operations, causing the price of our stock to decline.

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

Our new and revised controls and procedures could affect our results of operations.

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

In order to reduce costs, we significantly restructured our organization in fiscal years 2002, 2003, and 2004, in part through substantial reductions in our workforce. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee-related costs, and our restructuring plan may result in unanticipated consequences, such as poor employee morale, attrition beyond our planned reduction, or a significant loss of customers and revenue. As a result of these reductions, we may not be prepared to respond to new challenges or to take advantage of new opportunities.

Some of the employees who were terminated may possess specific knowledge or skills that may prove to have been important to our operations. In that case, their absence may create significant difficulties for our operations. We may need to further reduce our expenses in the future, which could seriously disrupt our business operations and harm morale and performance of our personnel.

In December 2002, we terminated the employment of Donald Fitzpatrick, our former chief operating officer, who was responsible for the Sales and Professional Services division. In 2003, we also terminated the employment of the sales vice presidents who had reported to Mr. Fitzpatrick and other members of our sales force employed during the periods that were subject to restatement. This significant level of turnover and our resulting need to rebuild our sales force may seriously harm our revenues in current and future quarters.

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

In fiscal 1999, we entered into agreements to issue warrants to several network operators to allow them to purchase up to approximately 4.6 million shares of our stock. Those warrants can be earned and exercised if the network operators satisfy specific milestones within specific time frames. The value of the warrants is subject to classification as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized, in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.”  Total license and royalties revenue was negative in Q2 FY04 in part because these warrant related revenue offsets exceeded the amount of new license and royalty revenue recognized during the quarter.  We may record negative license and royalty revenue in future periods to the extent that these offsets exceed our new license and royalty revenues during a quarter.

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

Service revenues may continue to constitute a significant percentage of total revenues, which is likely to result in low overall gross margins.

Our customers often need substantial professional services to integrate our products into their networks. Service revenues often have a lower gross margin than do license and royalty revenues, and our gross margins on service revenues have historically been low, and have been negative in some recent periods. Moreover, if we are unable to maintain good utilization rates for our professional services staff and adequately price our fixed-fee service contracts, our service margins are likely to remain low.

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

A continued downturn in conditions in the telecommunications industry could further reduce sales of our products and services or result in collection difficulties.

Many companies in the global telecommunications industry have reported decreased revenues and earnings, significant financial restructuring efforts, and reduced capital expenditures, all of which affect their ability to purchase our products and services. Many of our customers rely on debt-based financing and subscriber revenues to fund their capital expenditures, so economic conditions that reduce either of these sources of financing may slow or stop their use of our products and services, or make it more difficult for us to collect receivables. Some of our largest customers are restructuring their debts and have reduced their use of our products and services. Some of our smaller customers may not be able to continue their operations or afford to pay for our products. As a result, we may experience a substantial reduction in revenue if our customers change the timing of their orders, decrease their capital spending, or experience adverse financial conditions.

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

Our deferred revenue balance has declined significantly over time. We may be unable to sustain or replicate our revenues after customers have exhausted their pre-paid balances. Some of our revenues consist of one-time revenues derived from the termination of certain major customers’ unused rights to use prepayments for our products and services. If we cannot substantially increase our sources of sustainable revenues, our business will suffer and our stock price is likely to decline.

In order to approach profitability, we will have to bring our expenses more closely in line with our revenues. In fiscal 2002, 2003, and 2004, as part of our continuing program of expense management, we announced reductions in workforce that affected approximately 530 employees across the company. We also instituted other cost-cutting measures, including restricted travel and facilities consolidation. If these measures are not successful, or if we are unable to increase our revenues, we may need to institute further cost reductions.

Since our inception, we have not had a profitable reporting period, and may never achieve or sustain profitability. We may continue to incur significant losses and negative cash flows in the future.

Our future license and royalty revenues and margins may continue to decline if our customers do not deploy our products widely.

We have developed our interactive television software platform to enable a broad array of interactive television features, and we typically license our entire software platform to our network operator customers. Some network operators choose to roll out only certain features of interactive television and want to license only portions of our software platform. We have in some cases licensed only some components of our software platform to customers. If our customers do not deploy these or other components widely enough to make up for the resulting lower per-unit license and royalty fees, our license and royalty revenues and margins will decline.

We recently announced our plans to shift to a new software-licensing model under which we intend to charge fees from network operators based on the number of subscribers with access to our software. Because this is a new payment model, its revenue potential is unknown, and we may not be able to secure customer commitments under this model.

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

We have acquired in the past and may acquire in the future businesses or assets in an effort to compete effectively in our market or to acquire new technologies. With any acquisitions, it may be difficult to integrate product lines, technologies, personnel, customers, widely dispersed operations, and distinct corporate cultures. These integration efforts have in some cases proven more difficult than anticipated and may not succeed or may distract our management from operating our existing business. Our failure to successfully manage acquisitions could seriously harm our operating results. In addition, our stockholders would be diluted if we were to finance acquisitions by incurring convertible debt or issuing equity securities, and our liquidity may be adversely affected if we were to use our cash to make acquisitions.

In August 2002, we acquired Sigma Systems, which at the time of the acquisition had two primary product lines – OSS and Bill-Care.  In May 2003, we sold the Bill-Care business and related assets, and in November 2003, we sold the OSS business and related assets.  If we determine that one or more of our products or acquisitions is not likely to contribute positively to our cash flow or future revenues, we may seek to sell all or part of our interest to a third party or parties. We may have to sell those assets at a loss, and the process of disengaging from a product line may prove costly and disruptive to our operations or customer relationships.

We have been sued for patent infringement by one of our competitors and may be subject to other third-party intellectual property infringement claims that could be costly and time-consuming to defend. We do not have insurance to protect against these claims.

On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for the Northern District of California, alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV’s allegations and have counter-claimed that OpenTV infringes one of our patents for information retrieval systems. The Court ruled on summary judgment that OpenTV does not infringe one of these patents. We are seeking to have OpenTV’s two patents invalidated, requesting a finding that our technology does not infringe OpenTV’s patents, and seeking monetary damages and injunctive relief against OpenTV. The court has issued a claim construction ruling, and trial is currently scheduled for 2004. Because litigation is by its nature uncertain, we are unable to predict whether we may face any material exposure for damages or the need to alter our software arising from this case.

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

Despite frequent testing of our software’s scalability in a laboratory environment and in customer deployments, the ability of our products to support and manage a potentially large number of subscribers is uncertain. If our software does not efficiently scale while maintaining a high level of performance, demand for our products and services and our ability to sell additional products to our existing customers will decline.

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

As of November 30, 2003, to our knowledge five stockholders beneficially owned a total of approximately 56% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control of Liberate.

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

Current proposed legislation in Congress and proposals before the International Accounting Standards Board and the FASB, if adopted, may require us to record the value of stock options or other equity awards granted to all or certain of our employees as an expense. If we begin recording these amounts as an expense, either voluntarily or in response to proposed legislation or standards, our net loss would increase.  In addition, as a result of our recent introduction of restricted stock units as a form of equity compensation for employees and non-employee directors, we recorded an expense of approximately $14,000 in Q2 FY04 and expect to record significant expenses in future periods related to stock units.

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

In May 2003, our board of directors adopted a stockholder rights plan, which is designed to give the board flexibility in responding to unsolicited acquisition proposals and discourage coercive takeover offers.  In general, the stockholder rights plan would provide our existing stockholders (other than an existing stockholder who becomes an acquiring person) with rights to acquire additional shares of our common stock at 50% of its trading price if a person or entity acquires 15% or more of the outstanding shares of our common stock, unless our board of directors elects to redeem these rights.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of November 30, 2003, our investment portfolio consisted primarily of cash and money market funds in accordance with the new investment policy in which all funds in excess of short-term cash needs will be invested in U.S. Government obligations. Beginning in Q1 FY04, we placed most of our portfolio in short-term U.S. Government obligations, which may increase or decrease in value if interest rates change prior to maturity. We do not maintain any derivative financial instruments in our investment portfolio. We are averse to principal loss and seek to preserve our invested funds by limiting the default risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to typically hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

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

Equity Price Risk

As of November 30, 2003, we had invested $18.8 million in our portfolio of companies. The fair value of those equity investments was zero as of August 31, 2003 and included write-downs related to the impairment in the fair value of these equity investments in our fiscal years 2001, 2002, and 2003. We are exposed to equity price risk on the marketable portion of equity investments that we hold, typically as the result of strategic investments in third parties, which are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments and we do not expect to make any new investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies, including Liberate, to maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer evaluated our disclosure controls and procedures as of November 30, 2003 and concluded that our disclosure controls and procedures were effective for the purposes for which they were designed.

Internal Control over Financial Reporting

Regulations under the Securities Exchange Act of 1934 also require us to evaluate any change in our internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. In connection with their evaluation of our disclosure controls and procedures as of August 31, 2003, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting during the quarter ended November 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OpenTV Patent Litigation. On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV’s allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV’s patents invalidated, requesting a finding that our technology does not infringe OpenTV’s patents, and seeking monetary damages and injunctive relief against OpenTV. The court has issued a claim construction ruling hearing and trial is currently scheduled for 2004. Because litigation is by its nature uncertain, we are unable to predict whether we may face any material exposure for damages or the need to alter our software arising from this case.

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

Item 4. Submission Of Matters to a Vote of Security Holders

We held our annual meeting of stockholders in Redwood Shores, California on October 28, 2003. Of the 104,006,079 shares outstanding as of the record date, holders of 95,559,953 shares were present or represented by proxy.  At the meeting, the stockholders voted on the following matters:

•                                          The election of the following members of the Board of Directors to serve until the next annual meeting or until their successors have been duly elected and qualified:

Nominee	Votes For	Votes Withheld
David Lockwood	95,238,865	321,088
Charles N. Corfield	94,142,954	1,416,999
Patrick S. Jones	94,143,221	1,416,732
Dr. David C. Nagel	94,995,416	564,537
Robert R. Walker	94,573,692	986,261

•                                          Ratification of the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending May 31, 2004:

Votes For	Votes Against	Abstentions
94,630,546	883,465	45,942

Item 5. Other Information

Effective September 30, 2003, we entered into a management transition agreement with Kent Walker, and in January 2004, Mr. Walker resigned as an executive officer of Liberate.

Item 6. Exhibits and Reports on Form 8-K

(a)                          Exhibits

Exhibit No.	Exhibit
10.73	Notice of Stock Award dated September 30, 2003 between Liberate and Kent Walker.*
10.74	Management Transition Agreement effective September 30, 2003 between Liberate and Kent Walker.*
10.75	Form of Notice of Stock Unit Award issued to non-employee directors on and after October 1, 2003.*
31.1	Certification of David Lockwood pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Gregory S. Wood pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certification.

*                                    Management contract or compensatory plan or arrangement.

(b)                          Reports on Form 8-K.  During the quarter ended November 30, 2003, Liberate filed the following reports on Form 8-K:

Liberate Technologies filed a report on Form 8-K on September 17, 2003 with a press release announcing our fiscal 2003 and restated fiscal 2002 financial results, our purchase of supplemental insurance for shareholder litigation, and the expected sale of our OSS division.  The report on Form 8-K included condensed consolidated balance sheets as of May 31, 2003 and 2002 (as restated); condensed consolidated statements of operations for fiscal years ended May 31, 2003 and 2002 (as restated); and quarterly unaudited condensed consolidated statements of operations for the quarters ended August 31, 2002, November 30, 2002, February 28, 2003, and May 31, 2003.

Liberate filed a report on Form 8-K on October 14, 2003 with a press release announcing our financial results for the quarter ended August 31, 2003.  The attached press release included unaudited condensed consolidated balance sheets as of August 31, 2003 and May 31, 2003 and quarterly unaudited condensed consolidated statements of operations for the three month periods ended August 31, 2003, August 31, 2002, and May 31, 2003.

LIBERATE TECHNOLOGIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberate Technologies

	By:	/s/ David Lockwood
David Lockwood
Date: January 14, 2004		Chief Executive Officer

	By:	/s/ Gregory S. Wood
Gregory S. Wood
Date: January 14, 2004		Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit
10.73	Notice of Stock Award dated September 30, 2003 between Liberate and Kent Walker.*
10.74	Management Transition Agreement effective September 30, 2003 between Liberate and Kent Walker.*
10.75	Form of Notice of Stock Unit Award issued to non-employee directors on and after October 1, 2003.*
31.1	Certification of David Lockwood pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Gregory S. Wood pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certification.

*                                         Management contract or compensatory plan or arrangement.