Form 10-Q
period 2004-02-29
LIBERATE TECHNOLOGIES
filed 2004-04-14
CIK 1085776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-26565

LIBERATE TECHNOLOGIES

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3245315
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2655 Campus Drive, Suite 250, San Mateo, California	94403
(Address of Principal Executive Offices)	(Zip Code)

(650) 645-4000
(Registrant’s Telephone Number, Including Area Code)

2 Circle Star Way, San Carlos, California 94070

(Former Address)

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

105,479,192 shares of the Registrant’s common stock were outstanding as of March 31, 2004.

LIBERATE TECHNOLOGIES

FORM 10-Q

For The Quarterly Period Ended February 29, 2004

Part I. Financial Information

Item 1. Financial Statements

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

Unaudited

	February 29, 2004	May 31, 2003
Assets
Current assets:
Cash and cash equivalents	$222,299	$261,689
Accounts receivable, net	3,835	3,310
Prepaid expenses and other current assets	2,273	3,069
Assets of discontinued operations	—	6,936
Total current assets	228,407	275,004
Property and equipment, net	4,270	6,113
Intangible assets, net	—	22
Deferred costs related to warrants	4,479	14,449
Restricted cash	10,876	9,249
Other assets	324	131
Total assets	$248,356	$304,968

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,848	$1,888
Accrued liabilities	19,522	39,442
Accrued payroll and related expenses	1,380	1,562
Deferred revenues	10,415	10,619
Liabilities of discontinued operations	—	5,375
Total current liabilities	33,165	58,886
Long-term excess facilities charges	19,631	22,330
Other long-term liabilities	2,373	2,242
Total liabilities	55,169	83,458
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	1,055	1,040
Contributed and paid-in-capital	1,501,597	1,490,125
Deferred stock-based compensation	(7,589)	(194)
Accumulated other comprehensive income (loss)	(2,011)	1,804
Accumulated deficit	(1,299,865)	(1,271,265)
Total stockholders’ equity	193,187	221,510
Total liabilities and stockholders’ equity	$248,356	$304,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Revenues:
License and royalty	$(54)	$2,077	$(1,675)	$5,633
Service	1,756	3,250	6,110	14,692
Total revenues	1,702	5,327	4,435	20,325
Cost of revenues:
License and royalty	206	257	565	1,101
Service	1,549	4,240	4,360	21,464
Total cost of revenues	1,755	4,497	4,925	22,565
Gross margin (loss)	(53)	830	(490)	(2,240)
Operating expenses:
Research and development	5,022	5,485	12,336	21,865
Sales and marketing	703	4,258	3,136	16,087
General and administrative	3,667	5,858	12,327	14,905
Amortization of deferred costs related to warrants	—	841	1,831	2,788
Restructuring costs	86	4,412	1,447	6,470
Amortization and impairment of goodwill and intangible assets	—	479	22	1,533
Impairment of deferred costs related to warrants	—	—	4,969	—
Amortization of deferred stock-based compensation	—	254	10	1,017
Excess facilities charges and related asset impairment	—	(127)	593	16,376
Total operating expenses	9,478	21,460	36,671	81,041
Loss from operations	(9,531)	(20,630)	(37,161)	(83,281)
Interest income, net	504	1,441	1,694	5,919
Other income (expense), net	1,184	(2,657)	636	(9,225)
Loss from continuing operations before income tax provision	(7,843)	(21,846)	(34,831)	(86,587)
Income tax provision (benefit)	(122)	238	(19)	1,043
Loss from continuing operations	(7,721)	(22,084)	(34,812)	(87,630)
Loss from discontinued operations	—	(3,999)	(3,075)	(10,088)
Gain on sale of discontinued operations	249	—	9,286	—
Cumulative effect of a change in accounting principle	—	—	—	(209,289)
Net loss	$(7,472)	$(26,083)	$(28,601)	$(307,007)
Basic and diluted income (loss) per share:

Continuing operations	$(0.07)	$(0.21)	$(0.33)	$(0.83)
Discontinued operations, basic	$—	$(0.04)	$0.06	$(0.10)
Discontinued operations, diluted	$—	$—	$0.06	$(0.10)
Cumulative effect of a change in accounting principle	$—	$—	$—	$(2.00)
Basic and diluted net loss per share	$(0.07)	$(0.25)	$(0.27)	$(2.93)
Shares used in computing basic and diluted net loss per share	105,204	104,006	104,573	104,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Nine months ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net loss	$(28,601)	$(307,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred costs related to warrants	5,001	6,257
Impairment of deferred costs related to warrants	4,969	—
Discontinued operations	(8,186)	(1,068)
Depreciation and amortization	2,238	5,274
Stock-based compensation expense	1,428	1,017
Asset impairment charges	41	16,442
Loss on disposal of property and equipment	16	51
Provision for doubtful accounts	16	33
Amortization and impairment of intangible assets	22	1,467
Provision for notes receivable from officers	—	275
Accrued interest on notes receivable from officers	—	(41)
Amortization of investment discount	(616)	—
Write-down of equity investments	—	8,565
Cumulative effect of a change in accounting principle	—	209,289
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(541)	8,184
Prepaid expenses and other current assets	796	2,307
Other assets	(186)	309
Accounts payable	(40)	(908)
Accrued liabilities	(19,922)	(1,352)
Accrued payroll and related expenses	(182)	(3,345)
Deferred revenues	(204)	(11,526)
Other long-term liabilities	(2,568)	(1,434)
Net cash used in operating activities	(46,519)	(67,211)
Cash flows from investing activities:
Purchase of investments	(266,384)	—
Proceeds from sale of discontinued operations	7,075	—
Proceeds from notes receivable from officers	—	1,384
Increase in restricted cash	(1,627)	(33)
Purchases of property and equipment, net	(385)	(1,745)
Proceed from sale of property and equipment	74	—
Proceeds from maturity of investments	267,000	184,441
Cash used in acquisitions, net of cash received	—	(38,085)
Purchase of equity investments	—	(1,777)
Net cash provided by investing activities	5,753	144,185
Cash flows from financing activities:
Principal payments on capital lease obligations	(6)	(290)
Repurchase of common stock	—	(9,957)
Proceeds from issuance of common stock	2,526	413
Net cash provided by (used in) financing activities	2,520	(9,834)
Effect of exchange rate changes	(1,144)	64
Net increase (decrease) in cash and cash equivalents	(39,390)	67,204
Cash and cash equivalents, beginning of period	261,689	111,396
Cash and cash equivalents, end of period	$222,299	$178,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1. Description of Business

Liberate Technologies (“Liberate,” “we,” “us,” or “our”) and its wholly owned subsidiaries, is a provider of software and services for digital cable systems. Our software enables cable operators to run multiple applications and services – including interactive programming guide, high definition television, video on demand, personal video recorders and games – on multiple platforms.

Note 2. Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements (“Financial Statements”) include the accounts of Liberate and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements are unaudited and reflect all adjustments that we believe are necessary to provide a fair statement of the financial position and the results of operations for the interim periods in accordance with the rules of the Securities and Exchange Commission (“SEC”).  However, these condensed consolidated statements omit certain information and footnote disclosures necessary to conform to generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended May 31, 2003. The results of operations for the interim periods reported do not necessarily indicate the results expected for the full fiscal year or for any future period.

In this report, we sometimes use the words “fiscal” or “FY” followed by a year to refer to our fiscal years, which end on May 31 of the specified year. We also sometimes use “Q1,” “Q2,” “Q3,” and “Q4” to refer to our fiscal quarters, which end on August 31, November 30, the last day of February, and May 31 of each fiscal year.

Liquidity

On April 14, 2004, Liberate issued a press release and filed a report on Form 8-K disclosing its financial results for the quarter ended February 29, 2004 and announcing that it is considering filing under Chapter 11 of the U.S. Bankruptcy Code to resolve certain liabilities and exposures.

Given Liberate’s current cash position coupled with the workforce and expense reductions implemented last year, Liberate expects to have sufficient cash and cash equivalents and short-term investments to meet its ongoing obligations and operate its business in normal course for the next twelve months.  At the date of the filing of this Form 10-Q, Liberate has not made a final decision on whether to pursue a Chapter 11 reorganization.

As discussed above, our interim financial statements are unaudited and reflect all adjustments that we believe are necessary to provide a fair statement of the financial position and the results of operations for the interim periods in accordance with the rules of the Securities and Exchange Commission (“SEC”).  We have not made any changes in our basis of accounting or recorded any adjustments to Liberate’s consolidated financial statements as a result of the possible Chapter 11 filing.

Computation of Basic and Diluted Net Loss Per Share

We compute basic net loss per share using the weighted average number of shares of common stock outstanding during the periods presented. Our policy is to report net income (loss) per share based on the number of fully diluted shares, which includes the weighted average number of shares of common stock, stock options, and warrants outstanding. As we have recorded a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because converting outstanding stock options and warrants would be anti-dilutive. Accordingly, we did not include 18,432,579 potential shares in the calculations for the periods ended February 28, 2003, or 13,410,414 potential shares in the calculations for the periods ended February 29, 2004.

Stock-Based Compensation

We have elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options. Under APB 25, we do not recognize compensation expense unless the exercise price of the employee stock option is less than market price of the underlying stock at the date of grant. We have recorded stock-based compensation expense in the periods presented because of the amortization of deferred stock-based compensation related to stock options granted prior to our initial public offering and more recently, to the grant of restricted stock units.  Following our initial public offering we granted stock options at fair market value on the date of grant. See Note 8 for further information.

The following information regarding net loss and loss per share was prepared in accordance with Statement of Financial Accounting Standards (“FAS”) No. 123 and has been determined as if we had accounted for our employee stock options, shares issued under our 1999 Employee Stock Purchase Plan (“ESPP”), and restricted stock units (“RSUs”) under the fair value method prescribed by FAS 123. The resulting effect on net loss and loss per share pursuant to FAS 123 is not likely to be representative of the effects on net loss and loss per share pursuant to FAS 123 in future periods, because future periods will include the effects of additional grants and periods of vesting. During Q3 FY04, we did not issue any shares under the ESPP or any stock options.  During Q3 FY04, we granted 2,186,500 RSUs to employees under the Liberate 1999 Equity Incentive Plan.  See Note 8 for further information.  For the periods presented, the fair value of shares issued under the ESPP, stock options, and RSUs was estimated at the date of grant utilizing a Black-Scholes valuation model with the following weighted-average assumptions:

	Options (1)
	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Risk-free interest rate	—	2.04%	—	2.71%
Average expected life of options granted (in years)	—	2.98	—	2.64
Dividend yield	—	0%	—	0%
Volatility of common stock	—	106%	—	106%
Weighted average fair value of options granted	—	$0.77	—	$1.51

(1) For purposes of disclosure pursuant to FAS 123 as amended by FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we amortize the estimated fair value of an option over the option’s vesting period.

	ESPP Shares (2)
	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Risk-free interest rate	—	—	—	2.08%
Average expected life of ESPP shares issued (in years)	—	—	—	0.51
Dividend yield	—	—	—	0%
Volatility of common stock	—	—	—	94%
Weighted average fair value of ESPP shares issued	—	—	—	$2.47

(2) The 1999 Employee Stock Purchase Plan is currently suspended.

	Restricted Stock Units
	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Risk-free interest rate	2.43%	—	2.41%	—
Average expected life of RSUs issued (in years)	3.0	—	2.98	—
Dividend yield	0	—	0%	—
Volatility of common stock	47%	—	47%	—
Weighted average fair value of RSUs issued	$3.72	—	$3.70	—

The following table illustrates the effect on reported net loss and loss per share had we applied the fair value recognition provisions of FAS 123 to stock-based compensation (in thousands, except per share data):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net loss, as reported	$(7,472)	$(26,083)	$(28,601)	$(307,007)
Adjustments:
Stock-based employee compensation expense included in reported loss, net of related tax effects	—	254	10	1,017
Restricted stock unit compensation expense included in reported loss, net of related tax effects	1,296	—	1,310	—
Total stock-based employee compensation expense determined under fair value method for all awards granted since July 1, 1995, net of related tax effects	(2,664)	1,336	(3,588)	(6,825)
Pro forma net loss	$(8,840)	$(24,493)	$(30,869)	$(312,815)

Basic and diluted net loss per share, as reported	$(0.07)	$(0.25)	$(0.27)	$(2.93)
Basic and diluted net loss per share, pro forma	$(0.08)	$(0.24)	$(0.30)	$(2.99)

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

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. We do not expect that the adoption of FIN 46 will have a significant impact on our financial statements.

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

As required by FAS 142, a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude the impairment of goodwill and assembled workforce is as follows (in thousands, except per share data):

Nine months ended February 28, 2003
Net loss, as reported	$(307,007)
Add back:
Cumulative effect of a change in accounting principle	209,289
Loss before cumulative effect of a change in accounting principle, as adjusted	$(97,718)
Basic and diluted net loss per share, as reported	$(2.93)
Add back:
Cumulative effect of a change in accounting principle	2.00
Loss per share before cumulative effect of a change in accounting principle, as adjusted	$(0.93)
Shares used in computing per share amounts	104,667

Reclassifications

Certain reclassifications, primarily resulting from discontinued operations, have been made to previously reported amounts in order to conform to the current period presentations. See Note 4 for further information.

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

We also used the income approach to determine the value of Sigma Systems’ existing products and technology, customer lists and order backlog, and trademarks. Based on these valuations, we initially recorded

$9.8 million of intangible assets. We began amortizing this amount on a straight-line basis over an estimated useful life of three years. Intangible assets consisted of $9.2 million of existing technology and $630,000 of customer lists and order backlog and trademarks. We also initially recorded $34.6 million of goodwill, which represented the purchase price in excess of the identified net tangible and intangible assets. In accordance with FAS 142, we did not amortize goodwill, but periodically reviewed it for impairment.  In accordance with the annual test for impairment under FAS 142, in Q4 FY03 we wrote off $31.5 million of goodwill related to our acquisition of Sigma Systems.  See Note 5, “Goodwill and Intangible Assets.”

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

Note 4. Discontinued Operations

In August 2002, we acquired the outstanding capital stock of Sigma Systems. In accordance with FAS 142, we determined that Sigma Systems had two reporting units, OSS and Bill-Care. In May 2003, we sold Bill-Care to a company owned by certain former shareholders of Sigma Systems for consideration of $1.0 million in cash. In September 2003, we announced that we were actively exploring the sale of the OSS division and in November 2003, we completed the sale of the OSS division and its assets to Sigma Software Solutions Inc. and affiliated entities.  The purchase price included approximately $3.6 million in cash and the assumption of approximately $7.4 million of lease obligations and other liabilities.  In connection with the sale, we received approximately $7.1 million in cash representing the total proceeds from the OSS business sale and return of escrow funds and recognized a gain of $9.0 million. See Note 3.

Computation of gain on sale follows:

Nine months ended February 29, 2004
Proceeds	$7,075
Expenses of sale	(715)
Net liabilities sold	2,926
Gain on sale of discontinued operations	$9,286

Pursuant to the provisions of FAS 144, amounts in the financial statements and related notes have been reclassified to reflect the discontinued operations of both Bill-Care and OSS. Operating results for the discontinued operations are reported, net of tax, under “Loss from discontinued operations” on the condensed consolidated statements of operations.  Related assets and liabilities are disclosed in the balance sheet as “Assets of discontinued operations” or “Liabilities of discontinued operations.”

The following table reflects the impact of discontinued operations on certain statement of operations data (in thousands, except per share information).

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Total revenues	$—	$795	$2,552	$1,557
Cost of revenues	—	886	1,275	2,219
Gross margin (loss)	—	(91)	1,277	(662)
Operating expenses	—	2,439	4,357	6,260
Write-off of acquired in-process research and development	—	—	—	300
Amortization of purchased intangibles	—	819	287	1,911
Amortization of deferred stock compensation	—	—	46	—
Restructuring costs	—	582	23	582
Operating loss from discontinued operations	—	(3,931)	(3,436)	(9,715)
Interest and other income (expense)	—	(68)	361	(373)
Loss from discontinued operations	$—	$(3,999)	$(3,075)	$(10,088)

Note 5. Goodwill and Intangible Assets

Under the provisions of FAS 142, we test goodwill for impairment at least once a year.  Additionally, FAS 142 defines assembled workforce intangible assets as part of goodwill.  Effective June 1, 2002, with the adoption of FAS 142, we transferred the remaining net book value of assembled workforce intangible assets of $526,000 to goodwill and tested the resulting balance of goodwill for impairment. Based on the results of this testing, we determined that $209.3 million of goodwill was impaired. In Q1 FY03, we acquired Sigma Systems and recorded $34.6 million in goodwill. Sigma Systems net goodwill of $31.5 million was deemed impaired as a result of the annual FAS 142 test performed in Q4 FY03. The remaining Sigma Systems goodwill has been classified as “Assets of Discontinued Operations” on our condensed consolidated balance sheets. Goodwill activity through February 29, 2004 was as follows (in thousands):

Net book value
Balance at May 31, 2002	$208,763
Assembled workforce reclassification	526
Impairment upon adoption of FAS 142 (1)	(209,289)
Sigma Systems acquisition	34,630
Transfer of Sigma System assets to discontinued operations (2)	(34,210)
Balance at August 31, 2002	420
Q2 FY03 activity	—
Balance at November 30, 2002	420
Q3 FY03 activity	—
Balance at February 28, 2003	420
Goodwill associated with sale of Bill-Care	(420)
Balance at May 31, 2003	—
Fiscal 2004 activity	—
Balance at February 29, 2004	$—

(1)  Recorded as “Cumulative effect of a change in accounting principle.”

(2)  Subsequently, in FY03, $31.5 million of goodwill was impaired under the FAS 142 test.

Intangible Assets

We amortize intangible assets on a straight-line basis over their estimated useful lives, which are normally three years. In June 2002, with the adoption of FAS 144, we determined that the fair value of the

Virtual Modem trademarks that we had acquired in fiscal 2000 was zero. This permanent impairment resulted in a write-down of the carrying value from $66,000 to zero. In August 2002, in connection with the acquisition of Sigma Systems, we acquired intangible assets with a value of $9.8 million. In Q4 FY03, we recorded impairment of $5.6 million of intangible assets related to Sigma Systems under FAS 144. All Sigma Systems goodwill and intangible assets and associated amortization and impairment have been presented as discontinued operations in our condensed consolidated financial statements contained herein. See Note 4, “Discontinued Operations.” As of February 29, 2004 and May 31, 2003, intangible assets were as follows (in thousands):

	Net book value
	February 29, 2004	May 31, 2003
Existing products and technology	$—	$8
Customer lists and order backlog	—	14
Total	$—	$22

Amortization expense related to intangible assets was zero in Q3 FY04, $479,000 in Q3 FY03, $22,000 in the nine months ended February 29, 2004 and $1.5 million in the nine months ended February 28, 2003.  As of February 29, 2004, our intangible assets had been fully amortized.

In Q2 FY04, we recorded warrant-related asset impairment expense of $5.0 million as a result of our realignment of strategy to focus on the U.S. cable market and the related impairment of warrants issued to non-U.S. customers. This impairment charge reduced the carrying value of certain warrant-related assets to a level equal to the expected future revenues from the holders of those warrants during the amortization period of those warrants.

Note 6. Excess Facilities Charges and Related Asset Impairment

We have existing commitments to lease office space at our former headquarters in San Carlos, California in excess of our needs for the foreseeable future and do not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future. Excess facilities charges represent the remaining lease commitment on those vacant facilities, net of expected sublease income. Each quarter we evaluate our existing needs, the current and estimated future value of our subleases, and other future commitments to determine whether we should record excess facilities charges or record adjustments to such charges. Additionally, each quarter we evaluate our leasehold improvements for impairment and if necessary, we reduce the carrying value using estimates of future cash flows to a level equal to the expected future value at that time. These impairment amounts are included in excess facilities charges and related asset impairment on our condensed consolidated statements of operations.

We recorded excess facilities charges and related asset impairment expense of zero in Q3 FY04 and $593,000 in the nine months ended February 29, 2004.  In Q3 FY03, we recorded a reversal of excess facilities charges and related asset impairment of $127,000, and in the nine months ended February 28, 2003, we recorded $15.1 million of excess facilities charges and $1.5 million of related asset impairment charges.

Note 7. Commitments and Contingencies

Indemnification Obligations

In November 2002, the FASB issued FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the recognition and measurement provisions of FIN 45 for guarantees issued or modified after December 31, 2002. The adoption of this standard did not have a material impact on our consolidated results of operations or financial position.

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with specifications. Historically, we have incurred minimal costs related to product warranties, and accordingly, we have not accrued warranty costs for the periods presented. In addition, we are obligated to indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. We are unable to quantify the charge that could result from officer and director indemnification.

Legal Matters

Underwriting Litigation. Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our officers and directors as co-defendants. The suits, which have since been consolidated with hundreds of similar suits filed against underwriters and issuers, allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. While we deny allegations of wrongdoing, we have agreed to enter into a global settlement of these claims, and expect our insurers to cover amounts in excess of our deductible. The settlement is being negotiated among plaintiffs, insurers and co-defendants.  A suit making similar allegations based on the same facts was filed in California state court, and Liberate and its related parties have been dismissed as defendants in that suit.

OpenTV Patent Litigation. On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV’s allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV’s patents invalidated, requesting a finding that our technology does not infringe OpenTV’s patents, and seeking monetary damages and injunctive relief against OpenTV. The court has issued a claim construction ruling hearing and trial has recently been rescheduled for early 2005.  While we intend to vigorously defend this lawsuit and are confident in our technology and intellectual property, because litigation is by its nature uncertain, we are unable to predict the outcome of this litigation and whether we may face any material exposure for damages or the need to alter our software arising from this case.

Restatement Class-Action Litigation. Beginning on October 17, 2002, five securities class-action lawsuits were filed in the United States District Court for the Northern District of California against us and certain officers and directors (collectively, the “Class Action Defendants”), which were subsequently consolidated into a single action (the “Class Action”). The Class Action is based on our announcements in October and November 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. The Class Action generally alleges, among other things, that members of the purported class were damaged when they acquired our securities because, as a result of accounting irregularities, our previously issued financial statements were materially false and misleading, and caused the price of our securities to be inflated artificially. The Class Action further alleges that, as a result of this conduct, the Class Action Defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, promulgated thereunder. The Class Action seeks unspecified monetary damages and other relief from all Class Action Defendants.

Restatement Derivative Litigation. In addition, on or about October 29, 2002, a shareholder derivative action was filed in the California Superior Court for the County of San Mateo, naming Liberate as a nominal party and naming certain of our officers and directors as defendants (collectively, the “Derivative Defendants”). A second shareholder derivative action was filed on or about November 6, 2002. On February 26, 2003, these actions were consolidated into a single action (the “Derivative Action”). The Derivative Action is based on substantially the same facts and circumstances as the Class Action and generally alleges that the Derivative Defendants failed to adequately oversee our financial reporting, and thus are liable for breach of their fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets. The Derivative Action also alleges that the Derivative Defendants are liable for unjust enrichment and that certain current or former officers and directors are liable for violations of California Code Section 25402 and breach of fiduciary duty for insider selling and misappropriation of information. The Derivative Action seeks unspecified monetary damages and other relief.

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

The cost of participating and defending against these actions is substantial and will require the continued diversion of management’s attention and corporate resources.

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

On August 29, 2003, Liberate purchased a $100 million supplemental loss mitigation insurance policy from a AAA/A++ rated insurance carrier to cover damages that may arise from pending securities and derivative litigation related to Liberate’s restatement. This policy is in addition to Liberate’s existing policies that provide up to $15 million of coverage. Liberate paid a $17.9 million premium for the loss mitigation policy, with a rebate of up to $4.4 million if an eventual settlement or judgment is less than specified amounts. Liberate has certain deductibles under its insurance arrangements for which it is solely responsible.

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

We have notified our various insurance carriers of the Class Action, the Derivative Action, and the SEC investigation. Our insurance carriers, however, may refuse to cover all or portions of our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the Class Action, the Derivative Action, the SEC investigation, or any other matter.

Note 8. Offerings of Common Stock

Common Stock

In Q3 FY04, we issued 301,304 shares of common stock to employees upon the exercise of stock options and 197,077 shares of common stock upon the vesting and settlement of restricted stock units. In the nine months ended February 29, 2004, we issued 1,165,062 shares of common stock to employees upon the exercise of stock options and 201,243 shares of common stock upon the vesting and settlement of stock units and 103,000 shares under a stock award to an executive officer whose employment subsequently terminated.  In Q3 FY03, we issued no shares of stock to employees upon the exercise of stock options, and in the nine months ended February 28, 2003, we issued 182,672 shares of stock to employees upon the exercise of stock options.  In addition we issued 204,068 shares under our ESPP during the nine months ended February 28, 2003.

Stock Repurchase

In July 2002, we repurchased 3,963,780 shares of our common stock beneficially owned by Cisco for an aggregate purchase price of $10.0 million. The purchase price per share of $2.5117 was our average stock price for the ten consecutive trading days prior to July 18, 2002, less a 2% discount. Following the repurchase, the shares were retired and are now authorized and unissued.

Warrant Agreements

In fiscal 1999, we agreed to issue warrants to purchase up to 4,599,992 shares of our common stock to certain network operators who satisfied specific milestones within specific time frames. We estimated the fair market value of the warrants using the Black-Scholes pricing model as of the earlier of the date the warrants were earned or the date that it became likely that they would be earned. Pursuant to the requirements of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we revalue the warrants as appropriate.

As of February 29, 2004, warrants to purchase 1,803,332 shares had expired unexercised, we had repurchased unvested warrants to acquire 400,000 shares, and network operators had earned warrants to purchase 2,396,660 shares. Of this last amount, warrants to purchase 552,774 shares had previously been exercised, warrants to purchase 163,890 shares had been retired in connection with those exercises, and warrants to purchase 380,000 had expired unexercised. In fiscal 2004, unearned warrants to purchase 650,000 shares expired. As of February 29, 2004, there were earned and outstanding warrants to purchase 1,299,996 shares with exercise prices of $4.80 and $6.90 per share and a weighted average exercise price of $6.47 per share. The outstanding warrants expire between July 29, 2004 and May 31, 2005.

In August 2002, we paid $1.1 million to MediaOne of Colorado and MediaOne of Michigan, each a wholly owned subsidiary of AT&T Broadband, to buy back unvested warrants to purchase 400,000 shares.

Warrant activity through February 29, 2004 was as follows:

	Warrant activity
	Available	Earned	Repurchased	Expired	To Be Earned
Balance May 31, 2000	4,599,992	(2,336,660)	—	—	2,263,332
Fiscal 2001 activity	—	—	—	(50,000)	(50,000)
Balance May 31, 2001	4,599,992	(2,336,660)	—	(50,000)	2,213,332
Fiscal 2002 activity	—	(60,000)	—	(170,000)	(230,000)
Balance May 31, 2002	4,599,992	(2,396,660)	—	(220,000)	1,983,332
Fiscal 2003 activity	—	—	(400,000)	(933,332)	(1,333,332)
Balance May 31, 2003	4,599,992	(2,396,660)	(400,000)	(1,153,332)	650,000
Fiscal 2004 activity	—	—	—	(650,000)	(650,000)
Balance February 29, 2004	4,599,992	(2,396,660)	(400,000)	(1,803,332)	—

We record amortization expense for deferred costs related to warrants in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.”  Under EITF 01-09, warrant amortization expense may be classified as an offset to associated revenues up to the amount of cumulative revenues recognized or to be recognized. Such amortization expense was classified as follows (in thousands):

	Three months ended,		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Warrant amortization offset to license and royalty revenues	$896	$1,244	$3,170	$3,468
Warrant amortization charged to operating expenses	—	841	1,831	2,788
	$896	$2,085	$5,001	$6,256

Stock-based Compensation

Restricted Stock Units

During fiscal 2004, we implemented a program to grant restricted stock units (“RSUs”) to certain employees and non-employee directors as part of our overall stock-based compensation. Each RSU entitles the holder to receive one share of Liberate common stock on the vesting date of the RSU. The RSUs granted to employees generally vest over a period of four years while those granted to non-employee directors generally vest over 12 months. Stock-based compensation representing the fair market value of the underlying shares at the date of grant of the RSUs is recognized evenly over the vesting period. On the vesting dates, the RSUs are settled by the delivery of shares of common stock to the participants. During the nine months ended February 29, 2004, we granted 2,410,028 RSUs to employees and four non-employee directors of which 35,625 were cancelled.  As of February 29, 2004 there was a balance of $7,588,899 in deferred stock-based compensation related to restricted stock units in stockholder’s equity.

The total expenses by functional area incurred for the three months and nine months ended February 29, 2004 pertaining to the amortization of RSUs are as follows (in thousands):

	Three months ended February 29, 2004	Nine months ended February 29, 2004
Research and development	$979	$979
Cost of revenues	155	155
Sales and marketing	80	94
General and administrative	82	82
Total	$1,296	$1,310

We did not issue any RSUs in fiscal 2003 and did not record any expense related to RSUs for any fiscal 2003 periods.

Stock Award to Executive

During the nine months ended February 29, 2004, we entered into a management transition agreement and related stock award agreement with Kent Walker, who was then an executive officer.  Mr. Walker received an award of 103,000 shares of common stock, which had a value of $3.40 per share and were fully vested on the date of the award.  We recorded the value of the shares as compensation expense in Q2 FY03.

Option Grants

During the nine months ended February 29, 2004, we granted options to purchase 14,000 shares to employees under our 1999 Equity Incentive Plan.  During the nine months ended February 28, 2003, we granted options to purchase 6,179,000 shares to employees under our 1999 Equity Incentive Plan.

Deferred Stock

In connection with the grants of certain stock options to employees, we recorded deferred stock-based compensation of zero in Q3 FY04, $254,000 in Q3 FY03, $10,000 in the nine months ended February 29, 2004 and $1.0 million in the nine months ended February 28, 2003 representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant.  We report amortization of deferred stock-based compensation as a separate line item in the accompanying condensed consolidated statements of operations. Had amortization of deferred stock-based compensation been included in the following expense categories, such expense categories would have increased by the following amounts (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Cost of service revenues	$—	$20	$1	$133
Research and development	—	108	4	421
Sales and marketing	—	75	3	242
General and administrative	—	51	2	221
Total deferred stock-based compensation	$—	$254	$10	$1,017

Note 9. Restructuring Costs

As part of our ongoing efforts to control costs, we effected a reduction in force in Q1 FY03. This action resulted in a headcount reduction of 106 employees. As a result of these actions, we accrued restructuring costs of approximately $2.2 million in Q1 FY03, which were comprised primarily of salary and employee-related expenses.

During Q1 FY03, management revised its estimate underlying the restructuring accrual that had occurred in Q3 FY02.  Originally, we had accrued restructuring costs of $1.6 million in Q3 FY02, and in Q1 FY03, we reversed $210,000 of that accrual. The reversal primarily pertained to exit costs related to facilities.

In Q3 FY03, we announced a further reduction in force and terminated the employment of 228 employees and recorded a related expense of $4.4 million. In Q1 FY04, we recorded an additional $49,000 expense related to this action.

In Q4 FY03, we announced another reduction in force. This action resulted in a headcount reduction of 75 employees worldwide and we recorded a related expense of $2.1 million. In Q1 FY04 we recorded a $262,000 expense related to this Q4 FY03 action, which included a reversal of $34,000 related to employees we decided to retain.

During Q1 FY04, we terminated the employment of five employees and recorded $169,000 of restructuring expenses related to severance payments.

During Q2 FY04, we terminated the employment of 15 employees, of whom 10 left in Q2 FY04, four completed transition assignments in Q3 FY04, and one was still in transition as of February 29, 2004. In Q2 FY04, we recorded a related expense of $881,000, and in Q3 FY04, we recorded an additional restructuring expense of $86,000 related to this action.

In the periods ended February 28, 2003 and February 29, 2004, our restructuring costs consisted of the following components (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Salaries and employee-related expenses	$86	$4,412	$1,481	$6,711
Changes to estimated restructuring expense	—	—	(34)	(241)
Restructuring costs	$86	$4,412	$1,447	$6,470

As of February 29, 2004, accrued restructuring costs were as follows (in thousands):

Accrued restructuring costs at May 31, 2003	$496
Expensed restructuring charges	1,481
Cash payments	(1,827)
Change to estimated restructuring expense	(34)
Accrued restructuring costs at February 29, 2004	$116

Note 10. Comprehensive Loss

Comprehensive loss consists of net loss on our condensed consolidated statements of operations, foreign currency translation adjustments, and unrealized losses related to our short-term investments. The following table reflects our comprehensive loss (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net loss	$(7,472)	$(26,083)	$(28,601)	$(307,007)
Foreign currency translation adjustment	(1,183)	876	(3,786)	160
Comprehensive loss	$(8,655)	$(25,207)	$(32,387)	$(306,847)

Note 11. Segment Information

As of February 29, 2004, we operated solely in one segment—providing digital infrastructure software and services for cable networks. We derived revenues for this one segment from licenses, royalties, and services, and our long-term assets were located primarily in the United States.

We classify our revenues by geographic region based on the country in which the sales order originates. Our North American region includes sales in the United States and Canada. Our EMEA region includes sales in Europe, the Middle East, and Africa. Our Asia Pacific region includes sales in Asia (other than the Middle East) and Australia. The following table details the revenues from significant countries and regions (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
United States (1)	$(231)	$853	$(533)	$5,568
Canada (1)	—	(169)	(337)	4,698
United Kingdom	1,429	4,006	3,975	7,674
Rest of EMEA	489	602	1,160	1,632
Asia Pacific	15	35	170	753
Total revenues	$1,702	$5,327	$4,435	$20,325

(1)          For Q3 FY03 and the nine months ended February 29, 2004, negative revenues for Canada included $169,000 and $337,000 of warrant-related offsets to revenue, respectively.  For Q3 FY04 and the nine months ended February 29, 2004 negative revenues for the United States included $896,000 and $2.7 million of warrant-related offsets to revenue, respectively.

International revenues consist of sales to customers outside the United States and domestic revenues consist of sales to customers within the United States. International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
International revenues	114%	84%	112%	73%
Domestic revenues	(14)%	16%	(12)%	27%
Total revenues	100%	100%	100%	100%

The table below sets forth information relating to each customer that, for the periods presented, accounted for 10% or more of our total revenues.

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Customer A	64%	46%	76%	20%
Customer B	32%	11%	32%	*
Customer C	29%	*	23%	*
Customer D	18%	26%	36%	15%

*  Less than 10%

The above presentation includes the effects of our adoption of EITF 01-09 in December 2001 and our reclassification of revenues specifically attributed to discontinued operations for the periods presented.  For all periods presented above, certain customers generated negative revenues as a result of these adjustments.  Consequently, the customer percentages listed above for the three months and nine months ended February 29, 2004 sum to greater than 100%.

Financial assets that potentially subject us to a concentration of credit risk consist principally of accounts receivable. As of February 29, 2004, each of four customers accounted for 10% or more of our accounts receivable and as of May 31, 2003, each of three customers accounted for 10% or more of our accounts receivable. The percentage of receivables from significant customers as of the balance sheet dates were as follows:

	February 29, 2004	May 31, 2003
Customer A	30%	16%
Customer B	24%	44%
Customer C	19%	21%
Customer D	18%	*

We perform ongoing credit evaluations of our customers’ financial condition and reserve for credit losses as required.

Note 12. Subsequent Events

On April 14, 2004, Liberate issued a press release and filed a report on Form 8-K disclosing its financial results for the quarter ended February 29, 2004 and announcing that it is considering filing under Chapter 11 of the U.S. Bankruptcy Code to resolve certain liabilities and exposures.  For a discussion of this announcement, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In April 2004, Liberate did not pay rent for its leased office space in San Carlos, California.  As a result, the landlord of those premises, Circle Star Center Associates, L.P., has drawn down $711,000 against an $8.8 million irrevocable letter of credit established for the account of Liberate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please note that many statements in this report on Form 10-Q are forward-looking within the meaning of the securities laws of the United States. These statements speak only as of the date of this quarterly report and involve both known and unknown risks and uncertainties, as set forth below.  Our actual results in future periods may differ materially from any future performance suggested in this report. In particular, statements made in this Item 2 and in Part II, Item 1, “Legal Proceedings,” may contain forward-looking statements.  This report should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained herein, our report on Form 10-K for the fiscal year ended May 31, 2003, and our subsequent filings.

Executive Summary

Liberate Technologies is a provider of software and services for digital cable systems. Our software enables cable operators to run multiple applications and services – including interactive programming guide, high-definition television, video on demand, personal video recorders and games – on multiple platforms.

In the last fiscal year, we have consolidated our product lines, focused on software products rather than services, and concentrated our sales and marketing efforts on the U.S. and European cable markets.  We divested our OSS business in November 2003.  In keeping with the goals articulated by Liberate’s management team, we have reduced our headcount from approximately 425 at the end of Q2 FY03 to 168 at the end of Q3 FY04 and continued our efforts to reduce our overall cost structure.

In addition, we focused our efforts on changing our software licensing model from an up-front license fee to a monthly subscription fee.  As of February 29, 2004, no customers have deployed our software pursuant to our new model and there can be no assurance that we will be successful in converting existing customers or attracting new customers to our new licensing model.

In Q3 FY04, our revenues decreased significantly from Q3 FY03.  During the quarter, we recorded revenue from a small number of orders from network operators and we will continue to rely on a small number of orders in the foreseeable future.  If we do not sell our products and services to one or more customers in any particular period, or a large customer deploys fewer products using our technology, defers or cancels purchase orders, fails to meet its payment obligations, or fails to extend or terminates its relationship with us, our revenues could decline significantly.

During fiscal 2004, we have implemented a program to grant restricted stock units to certain employees and non-employee directors as part of our overall stock-based compensation.  We recorded a related expense of $1.3 million in Q3 FY04.  See Financial Statements, Note 8.

Announcement of Consideration of Filing Under Chapter 11 of U.S. Bankruptcy Code to Resolve Outstanding Liabilities

On April 14, 2004, Liberate issued a press release and filed a report on Form 8-K disclosing its financial results for the quarter ended February 29, 2004 and announcing that it is considering filing under Chapter 11 of the U.S. Bankruptcy Code to further strengthen its financial position, reduce its cost structure, and emerge as a stronger company to deliver products and services to its customers.  Liberate currently has a number of potential liabilities and exposures, including those arising from leases on excess facilities in San Carlos, California and the United Kingdom, claims from former employees, equipment leases, outstanding contracts with certain vendors and licensees, and pending shareholder and patent litigations.

Liberate is continuing its efforts to reach consensual resolution of many of these liabilities.  However, if these liabilities cannot be resolved, Liberate is considering seeking the benefits of filing under Chapter 11 to complete its ongoing restructuring.  For example, Liberate believes that a Chapter 11 petition would allow it to reduce substantially its lease obligations on excess office space, as lease claims in bankruptcy for rejected leases are limited to rent for the greater of 12 months rent or 15% of the balance of the term not exceeding three years.  The overall cost savings to Liberate in connection with leases rejected in a Chapter 11 proceeding could total approximately $38.0 million.

In the event that Liberate determines to move forward with a Chapter 11 filing, Liberate intends to file a proposed Plan of Reorganization that would pay 100% of all valid claims.  Liberate plans to seek prompt approval of such Plan of Reorganization in order to emerge from Chapter 11 within a period of 4 to 6 months.  In a Chapter 11 proceeding, Liberate would continue to execute on its business plan, including continued compliance with active contracts with customers and vendors, and service and support of its customers and their cable subscribers.

Given Liberate’s current cash position, coupled with the workforce and expense reductions implemented last year, Liberate expects to have sufficient cash and cash equivalents and short-term investments to meet our ongoing obligations and execute on our business plan.  At the date of filing of this quarterly report on Form 10-Q, Liberate continues to evaluate restructuring alternatives, and has not made a final decision on whether to pursue a Chapter 11 reorganization.

The statements relating to a possible filing under Chapter 11 of the U.S. Bankruptcy Code, the time that a Chapter 11 case would take to complete, the result of a Chapter 11 case, and any savings or other effects arising from such a filing are forward-looking statements and are not guarantees of future performance.  Actual results may vary materially due to uncertainties inherent in legal proceedings, including the potential Chapter 11 filing, and other risks outlined below in “Risk Factors.”

Recent Developments

Effective September 30, 2003, we entered into a management transition agreement with Kent Walker, and in January 2004, Mr. Walker resigned as an executive officer and employee of Liberate.

In connection with our new restricted stock unit program, during Q3 FY04, we issued 2,186,500 restricted stock units to a group of 157 employees.  The stock units will generally vest as to one-eighth of the units on January 15 and July 15 of each year following grant.  During Q3 FY04, we recognized $1.3 million of expense associated with the grants.  See Financial Statements, Note 8 for further information.

In December 2003, we entered into a new office lease agreement for approximately 15,000 square feet of space in San Mateo, California.  We moved into the new office on March 22, 2004. The lease has a term of 60 months, and rent expense is estimated to be approximately $26,000 per month for the first twelve months.

In April 2004, Liberate did not pay rent for its leased office space in San Carlos, California.  As a result, the landlord of those premises, Circle Star Center Associates, L.P., has drawn down $711,000 against an $8.8 million irrevocable letter of credit established for the account of Liberate.

Critical Accounting Policies Update

There have been no material changes to our critical accounting policies as disclosed on our report on Form 10-K for fiscal 2003 filed with the SEC on September 16, 2003 which are used to prepare our quarterly and annual financial statements.

We believe the following critical accounting policies require significant judgments and estimates of management in the preparation of our consolidated financial statements for the quarter ended February 29, 2004:

•                                          Revenue recognition, including estimating the total number of days to complete sales arrangements involving significant implementation or customization essential to the functionality of our product;

•                                          Estimating valuation allowances and accrued liabilities, specifically the allowance for doubtful accounts, and assessment of the probability of the outcome of our current litigation; and

•                                          Estimating the magnitude of excess facilities charges and related asset impairment based on many factors, including current real estate market rates and conditions, anticipated occupancy rates, and forecasted future sublease income.

Our estimated range of liability related to some of the litigation is based on claims for which we could reasonably estimate the amount and range of loss.  Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time the accrual is recorded. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates. Such revisions in the estimates of potential liabilities could have a material impact on our results of operations and financial condition.

Results of Operations

Comparison of the Three and Nine Month Periods Ended February 29, 2004 and February 28, 2003

Revenues

We generate license and royalty revenues primarily by licensing our client and server products, applications, and tools to network operators that provide television services. In a small number of cases, we also license technology to set-top box manufacturers. We generate service revenues from consulting, support, and other services provided in connection with those licenses.

A portion of our revenues for the three and nine months ended February 29, 2004 and a portion of our deferred revenue balance as of February 29, 2004 arose from pre-payments we received in fiscal 1999 and 2000 from a limited number of North American network operators. By the end of Q3 FY04, we had $6.3 million remaining in deferred revenue (excluding any impact of warrant-related revenue offsets) from the pre-payments by these network operators. In some cases, we recognize revenue upon termination of a customer’s right to use these fees for software deployment or future services. Our revenues from these pre-payments may vary significantly from quarter to quarter. We do not expect that our total revenues will equal or exceed historical levels until we receive significant new revenue commitments from existing or new customers.

Total revenues for the periods reported were as follows (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Total revenues	$1,702	$5,327	$4,435	$20,325
Decrease, year over year	$(3,625)		$(15,890)
Percentage decrease, year over year	(68)%		(78)%

International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
International revenues	114%	84%	112%	73%
Domestic revenues (1)	(14)%	16%	(12)%	27%
Total revenues	100%	100%	100%	100%

(1)          For the three and nine months ended February 29, 2004, we recognized negative domestic revenues due to the effects of warrant-related offsets to revenue which were $896,000 for Q3 FY04 and $3.2 million for the nine months ended February 29, 2004.

We anticipate international revenues will continue to represent a majority of total revenues for the foreseeable future.

License and Royalty Revenues. License and royalty revenues for the periods reported were as follows (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
License and royalty revenues	$(54)	$2,077	$(1,675)	$5,633
Percentage of total revenues	(3)%	39%	(38)%	28%
Decrease, year over year	$(2,131)		$(7,308)
Percentage decrease, year over year	(103)%		(130)%

License and royalty revenues decreased from Q3 FY03 to Q3 FY04 and from the nine months ended February 28, 2003 to the nine months ended February 29, 2004 primarily due to a lack of new customer agreements, reduced deployments by existing customers, royalty rate discounts in FY04, and a decrease in recognition of deferred revenue in FY04 compared to FY03. Royalty revenue decreased by $1.2 million from Q3 FY03 to Q3 FY04 due to reduced customer deployments, royalty rate discounts, and a delay in the receipt of a royalty report. License revenues decreased by $1.3 million from Q3 FY03 to Q3 FY04 primarily due to the absence of new customer agreements.  Offsets from deferred costs related to warrants decreased slightly from $1.2 million in Q3 FY03 to $896,000 in Q3 FY04 as a result of the impairment of warrant-related assets taken in Q2 FY04.  Total license and royalties revenue is negative in Q3 FY04 and the nine months ended February 29, 2004 because these warrant related revenue offsets exceeded the amount of new license and royalty revenue recognized during these periods. We expect license and royalty revenue will be less than recent historical levels unless and until we receive significant new revenue commitments from existing or new customers.

Service Revenues. The majority of our service revenues in the three and nine months ended February 29, 2004 were comprised of support revenues. Service revenues for the periods reported were as follows (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Service revenues	$1,756	$3,250	$6,110	$14,692
Percentage of total revenues	103%	61%	138%	72%
Decrease, year over year	$(1,494)		$(8,582)
Percentage decrease, year over year	(46)%		(58)%

Service revenues decreased from the periods ended February 28, 2003 to the periods ended February 29, 2004 primarily due to a significant decline in professional services, which decreased from $1.3 million in Q3 FY03 to $60,000 in Q3 FY04 as a result of a decrease in new project agreements from new or existing customers.  This decrease reflects much lower activity on billable customer projects in the first nine months of fiscal 2004 compared to the same period in fiscal 2003. We do not expect service revenues to return to recent historical levels until we receive significant new commitments from existing or new customers.

Cost of Revenues

Total cost of revenues for the periods reported was as follows (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Total cost of revenues	$1,755	$4,497	$4,925	$22,565
Percentage of total revenues	103%	84%	111%	111%
Decrease, year over year	$(2,742)		$(17,640)
Percentage decrease, year over year	(61)%		(78)%

Cost of license and royalty revenues for the periods reported was as follows (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Cost of license and royalty revenues	$206	$257	$565	$1,101
Percentage of license and royalty revenues	(381)%	12%	(34)%	20%
Decrease, year over year	$(51)		$(536)
Percentage decrease, year over year	(20)%		(49)%

Cost of license and royalty revenues decreased from Q3 FY03 to Q3 FY04 and from the nine months ended February 28, 2003 to the nine months ended February 29, 2004 primarily due to significantly lower royalty and license fees paid for third party technology. We anticipate that cost of license and royalty revenues will remain relatively flat in future periods to the extent that we do not incorporate additional third-party technologies into our products.

Cost of Service Revenues. Cost of service revenues for the periods reported was as follows (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Cost of service revenues	$1,549	$4,240	$4,360	$21,464
Percentage of service revenues	88%	130%	71%	146%
Decrease, year over year	$(2,691)		$(17,104)
Percentage decrease, year over year	(63)%		(80)%

Cost of service revenues decreased from Q3 FY03 to Q3 FY04 and from the nine months ended February 28, 2003 to the nine months ended February 29, 2004 primarily due to reduced headcount which resulted from several workforce reductions from the end of Q1 FY03 to the end of Q3 FY04. We expect cost of service revenues to remain relatively flat in the near term because we have achieved our headcount targets in our service organization.

Operating Expenses

Research and Development. Research and development expenses consist primarily of salary, employee-related expenses, and costs for external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses were as follows (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Research and development	$5,022	$5,485	$12,336	$21,865
Percentage of total revenues	295%	103%	278%	107%
Decrease, year over year	$(463)		$(9,529)
Percentage decrease, year over year	(8)%		(44)%

Research and development expenses decreased from Q3 FY03 to Q3 FY04 and from the nine months ended February 28, 2003 to the nine months ended February 29, 2004 primarily due to significant reductions in headcount in our development group, which decreased from approximately 187 employees at the end of Q3 FY03 to approximately 119 employees at the end of Q3 FY04. This reduction in the number of employees resulted in a $977,000 decrease in employee-related expenses.  During Q3 FY04, we recorded a $1.0 million expense related to the grant of restricted stock units, offset partially by a $344,000 decrease in allocated costs from Q3 FY03 to Q3 FY04. Research and development expenses increased as a percentage of total revenues from Q3 FY03 to Q3 FY04 primarily due to a significant decrease in total revenues in Q3 FY04. In the near term, we expect research and development expenses to be relatively flat. Should revenues increase, we expect research and development expenses to decline as a percentage of total revenues in the long term.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other employee-related expenses for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and facilities for regional offices. Sales and marketing expenses were as follows (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Sales and marketing	$703	$4,258	$3,136	$16,087
Percentage of total revenues	41%	80%	71%	79%
Decrease, year over year	$(3,555)		$(12,951)
Percentage decrease, year over year	(83)%		(81)%

Sales and marketing expenses decreased from Q3 FY03 to Q3 FY04 and from the nine months ended February 28, 2003 to the nine months ended February 29, 2004 due to reductions in headcount in our sales and marketing groups, which decreased from 47 at the end of Q3 FY03 to 4 at the end of Q3 FY04.  These reductions in the number of employees resulted in a $1.9 million decrease in salaries, management bonuses, and employee related expenses and a $723,000 decrease in allocated costs from Q3 FY03 to Q3 FY04. Our decrease in revenues also resulted in a $60,000 reduction in commission payments to our sales force from Q3 FY03 to Q3 FY04.  In addition, our marketing communications costs decreased by $178,000, our professional fees decreased by $201,000, and our facilities and related expenses decreased by $376,000 from Q3 FY03 to Q3 FY04.  Sales and marketing expenses increased as a percentage of total revenues from Q3 FY03 to Q3 FY04 primarily due to a significant decrease in total revenues in Q3 FY04. We believe sales and marketing expenses will remain relatively flat in the near future because we have achieved our headcount target and have significantly reduced marketing activity. Should revenues increase, we expect sales and marketing expenses to decline as a percentage of total revenues in the long term.

General and Administrative. General and administrative expenses consist primarily of salaries and other employee-related expenses for corporate development, finance, human resources, and legal employees; and outside legal and other professional fees. General and administrative expenses were as follows (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
General and administrative	$3,667	$5,858	$12,327	$14,905
Percentage of total revenues	215%	110%	278%	73%
Decrease, year over year	$(2,191)		$(2,578)
Percentage decrease, year over year	(37)%		(17)%

General and administrative expenses decreased from Q3 FY03 to Q3 FY04 and from the nine months ended February 28, 2003 to the nine months ended February 29, 2004 primarily due to reductions in headcount cost.  In addition, professional fees for the financial restatement and securities litigation decreased by $1.3 million from Q3 FY03 to Q3 FY04. General and administrative expenses increased as a percentage of total revenues from Q3 FY03 to Q3 FY04 due to the significant decrease in total revenues in FY04.

Amortization of Deferred Costs Related to Warrants.  We amortize deferred costs related to warrants over their estimated useful lives, which are generally five years. Amortization expense includes the portion of periodic expense for warrants that is not an offset to revenues. Amortization included in operating expenses was as follows (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Amortization of deferred costs related to warrants	$—	$841	$1,831	$2,788
Percentage of total revenues	—%	16%	41%	14%
Decrease, year over year	$(841)		$(957)
Percentage decrease, year over year	(100)%		(34)%

Amortization expense for deferred costs related to warrants decreased from Q3 FY03 to Q3 FY04 and from the nine months ended February 28, 2003 to the nine months ended February 29, 2004 as more amortization expense was offset to revenues in FY04 than in FY03 and due to the impairment charge in Q2 FY04 of $5.0 million which reduced the balance of deferred costs. See Financial Statements, Note 8 for further information. Amortization expense for deferred costs related to warrants increased as a percentage of total revenues from the periods ended February 28, 2003 to the nine months ended February 29, 2004 primarily due to significant decrease in total revenues in FY04 compared to FY03. Amortization expense for deferred costs related to warrants may vary in the foreseeable future depending on the amount of revenue earned from customers holding these warrants.

Restructuring Costs. Restructuring costs include severance pay and related employee benefit obligations. Restructuring costs for the periods reported were as follows (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Salaries and employee-related expenses	$86	$4,412	$1,481	$6,680
Adjustments to estimated restructuring expense	—	—	(34)	(210)
Restructuring costs	$86	$4,412	$1,447	$6,470
Percentage of total revenues	5%	82%	33%	32%
Decrease, year over year	$(4,326)		$(5,023)
Percentage decrease, year over year	(98)%		(78)%

As part of our ongoing efforts to control costs, in fiscal 2002, 2003, and 2004 we effected a number of workforce reductions.  For a detailed discussion of the effects of these reductions, see Financial Statements, Note 9.

Restructuring costs in Q3 FY03 represented $4.4 million in expense related to the elimination of 228 positions in that quarter.  Restructuring costs for the nine months ended February 28, 2003 included the effects of the Q3 FY03 restructuring as well as a $2.2 million expense recorded in Q1 FY03 in connection with the elimination of 106 positions and a $210,000 reversal of a restructuring accrual that occurred in Q3 FY02.

Restructuring costs in Q3 FY04 represented $86,000 in expense related to the final severance payments for four employees whose transition assignments ended during that quarter.  Restructuring costs for the nine months ended February 29, 2004 also included $881,000 in expense recorded in Q2 FY04 in connection with the elimination of 15 positions and $169,000 recorded in Q1 FY04 in connection with the elimination of five positions.  It also included a $311,000 expense recorded in Q1 FY04 in connection with workforce reductions that took place in FY03.

As of February 29, 2004, one employee remained on a transition assignment following the Q2 FY04 workforce reduction.

Impairment of Warrants.  In fiscal 1999, we entered into agreements in which we agreed to issue warrants to certain network operators who satisfied milestones within specific time frames. The value of these warrants is estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it is likely that the warrants will be earned. The value of the warrants was recorded primarily as a non-current asset and is being amortized over the estimated economic life of the arrangements with the network operators.

Management judgment is required in assessing the useful life of our warrant assets and the need for impairment. To make this assessment, management must evaluate historical revenue and deferred revenue remaining and must forecast future revenue streams over the remaining warrant amortization period from those network operators who have earned warrants. These forecasts are used to determine whether the warrant balances should be impaired. To the extent that our projections of revenue streams from those network operators change, we may be required to further impair those warrants.

In Q2 FY04 and the nine months ended February 29, 2004, we recorded a warrant-related asset impairment expense of $5.0 million resulting from Liberate’s realignment of strategy to focus on the U.S. cable market. This impairment charge reduced the carrying value of certain warrant-related assets to a level equal to the expected future revenues from the holders of those warrants based outside the U.S. We did not record warrant-related asset impairment expense for Q3 FY04, Q3 FY03, or the nine months ended February 28, 2003.

Excess Facilities Charges and Related Asset Impairment. We have existing commitments to lease office space at our former headquarters in San Carlos, California in excess of our needs for the foreseeable future and anticipate that we will not be able to sublease a substantial portion of our excess office space in the near future. The details of excess facilities charges and related asset impairment for the reported periods are as follows (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Excess facilities charges	$—	$(127)	$593	$14,963
Related asset impairment	—	—	—	1,413
Total excess facilities charges and related asset impairment	$—	$(127)	$593	$16,376
Percentage of total revenues	—%	(2)%	13%	81%
Decrease, year over year	$(127)		$(15,783)
Percentage decrease, year over year	(100)%		(96)%

Excess facilities charges represent the remaining lease commitment on excess facilities, net of expected sublease income.  For the nine months ended February 28, 2003 the charge was the result of the August 2002 restructuring in which we vacated several floors of our headquarters. For the nine months ended February 29, 2004, the $593,000 charge was a result of a change in estimates regarding sublease income.  For Q3 FY04, there were no changes in our sublease assumptions and therefore no additional charges were recorded for the quarter.  For Q3 FY03, we reversed $127,000 of excess facilities charge that had been recorded in a prior period.  If current market conditions for the commercial real estate market remain the same or worsen, or we conclude that we are not likely to use additional space, we may be required to record additional charges in future periods.

Interest Income, Net

Interest income, net consists of interest earned on our cash and cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income, net was as follows (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Interest income, net	$504	$1,441	$1,694	$5,919
Percentage of total revenues	30%	27%	38%	29
Decrease, year over year	$(937)		$(4,225)
Percentage decrease, year over year	(65)%		(71)%

Interest income decreased from the periods ended February 28, 2003 to the periods ended February 29, 2004 primarily due to declining market interest rates and lower cash balances. In Q1 FY04, we completed the transfer of funds from corporate and other bonds to U.S. treasury obligations in order to reduce management fees and reduce risk. Interest income could decline in future periods because of lower cash balances and lower interest rates.

Other Income (Expense), Net

Other income (expense), net consists of foreign currency exchange gains and losses, losses on disposals of fixed assets, and other non-operating income and expenses. Other expense, net was as follows (in thousands):

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Other income (expense), net	$1,184	$(2,657)	$636	$(9,225)
Percentage of total revenues	70%	(50)%	14%	(45)%
Increase, year over year	$3,841		$9,861
Percentage increase, year over year	145%		107%

Other income (expense), net for the periods ended February 29, 2004 and February 28, 2003 was comprised of foreign currency exchange gains and losses as a result of revaluation of historical activities between Liberate and its foreign subsidiaries in British pounds and Canadian dollars.

Effects of Discontinued Operations

Gain on sale of discontinued operations of $9.3 million in the nine months ended February 29, 2004, net of $715,000 of expenses associated with the sale of our OSS business, represents the difference between the proceeds from the sale of the OSS business on the date of disposition and its book value.  Gain on sale of $249,000 recorded in Q3 FY04 resulted from an adjustment for accrued costs associated with the sale of the OSS business.  For a detailed discussion of the effects of discontinued operations, see Financial Statements, Note 4.

Liquidity and Capital Resources

Cash Flows

Our principal source of liquidity at February 29, 2004 was cash and cash equivalents and short-term investments of $222.3 million.

Cash Flows from Operating Activities. In the nine months ended February 29, 2004, net cash used in operating activities was $46.5 million. This amount consisted primarily of a net loss of $28.6 million, which included the following non-cash items: $8.2 million of adjustments related to discontinued operations, $5.0 million impairment of deferred costs related to warrants, $5.0 million amortization of deferred costs related to warrants, $2.2 million in depreciation and amortization and $1.4 million of non-cash compensation expense for restricted stock grants.  Additionally, accrued liabilities decreased by $19.9 million primarily due to the payment of the $17.9 million premium for our loss mitigation insurance policy in Q1 FY04, payment of $854,000 in accounting and audit fees and $1.6 million in legal fees offset by a decrease in prepaid expenses of $796,000 due to amortization of prepaid third party licenses and insurance.

For the nine months ended February 28, 2003, net cash used in operating activities was $67.2 million. This amount consisted primarily of a net loss of $307.0 million, which included goodwill impairment of $209.3 million in accordance with FAS 142, $16.4 million impairment of long-lived assets, $8.6 million write-off of equity investments, $6.3 million amortization of warrants, $5.3 million depreciation and amortization, $1.5 million amortization of intangible assets, $1.0 million of non-cash compensation expense, and $1.4 million of other long-term liabilities.  Additionally deferred revenue decreased by $11.5 million due to recognition of revenue from customer pre-payments, accounts receivable decreased by $8.2 million, payroll and payroll-related expenses decreased by $3.3 million due to headcount reductions, prepaid and other current assets decreased by $2.3 million, accrued liabilities decreased by $1.4 million, and accounts payable decreased by $908,000.

Cash Flows from Investing Activities.  In the nine months ended February 29, 2004, net cash used in investing activities of $5.8 million consisted primarily of $266.0 million used to purchase short-term investments offset by $267.0 million in proceeds from maturity of investments, $7.1 million in proceeds from sale of discontinued operations, an increase in restricted cash of $1.6 million to secure office leases, and $385,000 used to purchase property and equipment offset by $74,000 in proceeds from sale of property and equipment.

In the nine months ended February 28, 2003, net cash provided by investing activities of $144.2 million included $184.4 million of proceeds received from the maturities of investments, offset by $38.1 million used for acquisitions, $1.8 million used to purchase equity investments, $1.4 million in proceeds from notes receivable by shareholders, net, and $1.7 million used to purchase property and equipment.

Cash Flows from Financing Activities. In the nine months ended February 29, 2004, net cash provided by financing activities of $2.5 million represented proceeds from the issuance of common stock upon exercise of stock options.

In the nine months ended February 28, 2003, net cash used in financing activities of $9.8 million was primarily for the repurchase of our stock from Cisco. See Financial Statements, Note 8 for further information.

Cash Requirements

In addition to funding normal operating expenses, including the contractual obligations identified in the table below, we may require cash to acquire products and technologies to complement our existing business. We believe that cash and cash equivalents and short term investments will be sufficient to meet our working capital requirements for at least the next twelve months.

As discussed in Part II, Item 1, “Legal Proceedings,” Liberate and certain officers and directors are currently involved in securities class action litigation, shareholder derivative lawsuits, patent litigation, and other legal proceedings, and we have agreed to indemnify our directors and officers to the fullest extent allowed by Delaware law.  We do not believe that it is feasible to predict the outcome of such proceedings or to estimate the amounts of potential loss.  The resolution of any of these proceedings could require substantial payments by Liberate.  Our insurance policies may not cover all or any part of these potential payments.

Contractual Obligations

Our contractual obligations as of February 29, 2004, are as follows (in thousands):

	Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases	$50,603	$9,157	$18,975	$16,311	$6,160

Our contractual obligations consist primarily of our lease obligations for our four leased facilities in San Carlos, California; San Mateo, California; London, Ontario; and London, U.K.  The obligations include building expenses for our San Carlos facility that we are required to pay our landlord.

Off-Balance-Sheet Arrangements

As of February 29, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Risk Factors

In evaluating Liberate and our business, you should consider the following factors in addition to the other information in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended May 31, 2003.  Any of the following risks could seriously harm our business, financial condition, and results of operations, causing the price of our stock to decline.

Since the market for interactive television and related services is emerging and may not achieve broad acceptance, our revenue potential is unknown.

Because the market for advanced cable services (including interactive television, high definition television, video on demand, and personal video recorders) is newly emerging, the potential size of the market opportunity and the timing of its development are uncertain. As a result, our revenue potential is unknown.

Sales of our technology and services depend upon the commercialization and broad acceptance by consumers and cable operators of advanced digital cable services. This will depend in turn on many factors, including the development of compatible devices, content, and applications of interest to significant numbers of consumers, the willingness of cable operators to make the investment required to deploy these new services, and competition between digital cable and satellite or other content delivery technologies.  Because demand for these types of products and services has fluctuated, and our revenues have recently declined markedly, our revenue growth is uncertain. If this market does not develop, develops slowly, or develops in a different direction than we project, our revenues will not grow, and may decline.

Our success depends on a limited number of network operators introducing and promoting products and services incorporating our technology.

Our success depends on large network operators adopting and deploying products and services based on or using our technology. There are, however, only a limited number of these large network operators worldwide, some of whom have elected not to adopt our products. Mergers or other business combinations among these network operators could reduce the number of potential customers, disrupt our existing business relationships, and cause demand for our products and services to decline.

Our customers are not contractually obligated to deploy our technology, or to achieve any specific deployment schedules.  Because our agreements are not exclusive, network operators may choose to license technology from one or more of our competitors, which could cause our revenues to decline.

Because the large-scale deployment of products and services incorporating our technology is complex, time-consuming, and expensive, network operators are cautious about proceeding with these deployments. The commercialization process for new customers typically requires a lengthy and significant commitment of resources by our customers and us, and it is difficult for us to predict the timing of obtaining new customers or deployment of our technology by our customers.

Changes in our relationships with major customers could cause our revenues to decline.

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of customers. The specific customers may vary from period to period. As a result, if we do not sell our products and services to one or more customers in any particular period, or a large customer purchases fewer of our products or services, defers or cancels orders, fails to meet its payment obligations, or terminates or fails to renew its relationship with us, our revenues could decline significantly.

Filing for bankruptcy protection or consideration of such filing could harm our business and results of operations.

On April 14, 2004, Liberate issued a press release announcing that it is considering filing under Chapter 11 of the U.S. Bankruptcy Code.  Although the objective of any Chapter 11 filing would be to strengthen Liberate’s financial position and reduce its cost structure, because of inherent uncertainties in legal proceedings, we may not be able to realize these savings or any other benefits in a Chapter 11 proceeding.  In addition, the legal and other expenses associated with a Chapter 11 reorganization would be substantial and could harm our results of operations and financial condition.  A Chapter 11 proceeding may take much longer to complete than we anticipate and may result in the diversion of substantial amounts of time and corporate resources.  The outcome of such a proceeding may differ materially from our expectations.

Although we are confident in our financial condition and believe we have sufficient cash and cash equivalents to meet our ongoing obligations and execute our business plan in the ordinary course, the announcement or an actual filing of a Chapter 11 petition may create a perception of instability in our business, which could cause potential new customers to delay or suspend adoption of our technology and certain existing customers or vendors to seek to alter or terminate their relationships with us or delay or suspend deployment of our software. Such occurrence could cause our revenues to decline.  It may also become more difficult to retain and motivate employees following the announcement of the possible Chapter 11 filing.

It is possible that the contemplated Chapter 11 filing may motivate third parties to assert claims that would otherwise be barred if not raised in accordance with the Chapter 11 proceedings.  Although we cannot predict the nature or outcome of any such claims, we may incur significant expense in assessing, defending, or settling them.  A negative outcome of any potential claim could seriously harm our financial condition and results of operations.

Diversion of management and financial resources resulting from the SEC’s inquiry into the restatement of our financial statements could harm our business.

In February 2003, we were informed that the SEC had initiated a formal, non-public investigation into the events and circumstances that led to the restatement of our financial statements for fiscal 2002.  Conducting our internal investigation and responding to the SEC investigation have required significant time and attention from management and are likely to further occupy management’s attention and resources in the future. This diversion of resources could harm our business.  If the SEC elects to pursue an enforcement action, the defense may be costly and require additional management resources. If we are unsuccessful in defending against such an action, we may face penalties or fines that could seriously harm our business and our financial condition.

Securities class-action and shareholder derivative litigation could continue to generate substantial costs and divert management attention and resources and harm our financial condition.

Liberate and certain of its officers and directors are currently the subject of securities class action and shareholder derivative lawsuits related to our announcement in 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods.  The cost of participating and defending against these actions is substantial and will continue to require management’s attention and corporate resources.

We do not believe it is feasible to predict or determine the outcome or resolution of the securities class action, the shareholder derivative action, or the SEC investigation, or to estimate the amount of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could harm our financial condition, results of operations, and cash flows.

We have agreed to indemnify our directors and officers to the fullest extent allowed by Delaware law. As a consequence, we are advancing expenses (including reasonable attorneys’ fees) incurred by directors and officers in connection with the securities class action, the shareholder derivative action, and the SEC investigation, although these payments are subject to reimbursement if such expenses are ultimately found to be non-indemnifiable. Additionally, we may ultimately be obligated to pay indemnifiable judgments, penalties, fines, and amounts paid in settlement in connection with these proceedings.

We have notified our various insurance carriers of the litigation and the SEC investigation. Our insurance, however, may not cover all or portions of our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the litigation, the SEC investigation, or any other matter.  These costs and liabilities, if not covered by insurance, could harm our financial condition, results of operations, and cash flows.

Our recent workforce restructurings may harm morale and performance of our personnel and may harm our financial condition and operating results.

In order to reduce costs, we significantly restructured our organization in fiscal years 2002, 2003, and 2004, in part through substantial reductions in our workforce. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee-related costs. Our restructuring plan may result in unanticipated consequences, such as poor employee morale, attrition beyond our planned reduction, or a significant loss of customers and revenue. As a result of these reductions, we may not be able to take advantage of new business opportunities.

Some of the employees who were terminated may possess specific knowledge or skills that may prove to have been important to our operations. In that case, the absence of these employees may create significant difficulties for our operations. We may need to further reduce our expenses in the future, which could seriously disrupt our business operations and harm morale and performance of our personnel.

Because of the large number of employees whose positions were eliminated in fiscal 2002 and 2003, we may be subject to unanticipated claims or litigation related to employment, employee benefits, or termination. The types of claims could divert the attention and resources of management, which could harm our financial condition.

We may incur net losses or increased net losses if we amortize or impair deferred costs related to the issuance of warrants.

In fiscal 1999, we entered into agreements to issue warrants to several network operators to allow them to purchase up to approximately 4.6 million shares of our common stock. Those warrants were earned as network operators satisfied specific milestones. The value of the warrants is subject to classification as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized, in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.”  Total license and royalties revenue was negative in the three months and nine months ended February 29, 2004 in part because these warrant related revenue offsets exceeded the amount of new license and royalty revenue recognized during those periods.  We may record negative license and royalty revenue in future periods to the extent that these offsets exceed our new license and royalty revenues during a quarter.

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

If set-top box manufacturers do not introduce and promote products that incorporate or operate with our technology, our revenues may decline and our financial condition may suffer.

Our interactive television client technology operates on digital television set-top boxes manufactured by other companies. No set-top box manufacturer is obligated to introduce or promote set-top boxes incorporating or operating with our technology, to achieve any specific production schedule, or to license from us exclusively. A manufacturer or its customers could also choose to support and use only applications and content developed to operate without our software. If our technology is not broadly integrated with these devices, or if these devices do not achieve broad acceptance with retailers and consumers, our revenues may decline.

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

In some cases, we recognize revenues from services based on the percentage of completion of a services project. Our ability to recognize these revenues may be delayed if we are unable to meet service milestones on a timely basis. Delays in network operators’ deployment schedules or delays in our receipt of royalty reports could reduce our revenues for any given quarter. As a result, our revenues are likely to vary from period to period and may be difficult to forecast. Because our expenses are relatively fixed in the near term, any shortfall in anticipated revenues could result in greater short-term losses, which could cause our stock price to decline.

Some of our revenues consist of one-time revenues derived from the termination of certain customers’ unused rights to use prepayments for our products and services. We may be unable to replicate these revenues after customers have exhausted their pre-paid balances. If we cannot substantially increase our sources of sustainable revenues, our financial condition and results of operations will suffer and our stock price is likely to decline.

Our future license and royalty revenues and margins may continue to decline if our customers do not adopt our software licensing model.

We recently announced our plans to shift to a new software-licensing model under which we intend to charge fees from network operators based on the number of subscribers who have access to our software. Because this is a new payment model, its revenue potential is unknown, and we may not be able to secure customer commitments to adopt this model.  If we are unable to obtain commitments from new customers or renewals with existing customers under this model, our revenues may decline.

Competition in our market could result in price reductions, reduced gross margins, and loss of market share.

We face intense competition in licensing our interactive television platform software for networks and set-top boxes. Our principal competitors in this market include Gemstar-TV Guide, Microsoft, NDS, and OpenTV (including Liberty Broadband Interactive Technologies, its controlling shareholder). We also face competition from set-top box manufacturers that have their own platform offerings. Additionally, certain network operators may elect to develop their own software platforms that compete with our products.

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

Several of our competitors have one or more of the following advantages: longer operating histories, larger customer bases, greater name recognition, more patents relating to important technologies, and significantly greater financial, technical, sales and marketing, and other resources. This may place us at a competitive disadvantage in responding to their pricing strategies, technological advances, advertising campaigns, strategic partnerships, and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential customers. Some of our competitors, particularly Microsoft, have made and may continue to make large strategic investments in our current and potential customers. Such investments may allow our competitors to strengthen existing relationships or quickly establish new relationships with our current or potential customers.

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

To date, the majority of our revenues and costs have been denominated in U.S. dollars. The effect of changes in foreign currency exchange rates on revenues and operating expenses are reflected in our financial statements. We have recorded, and may in the future record, losses in a quarter as a result of the revaluation of historical activities between Liberate and its foreign subsidiaries at current exchange rates.  Changes in international operations may result in increased foreign currency receivables and payables. Although we may, from time to time, undertake foreign exchange hedging transactions to cover a portion of our foreign currency transaction exposure, we do not currently do so. Accordingly, fluctuations in the value of foreign currency could significantly reduce our international revenues, increase our international expenses, and increase our net loss.

Acquisitions or dispositions of businesses or product lines could be difficult to implement or integrate and could disrupt our business and dilute stockholder value.

We have acquired and may acquire businesses or assets in an effort to compete effectively in our market or to acquire new technologies. With any acquisitions, it may be difficult to integrate product lines, technologies, personnel, customers, widely dispersed operations, and distinct corporate cultures. These integration efforts have in some cases proven more difficult than anticipated and may not succeed or may distract our management from operating our existing business. Our failure to successfully manage acquisitions could seriously harm our operating results. In addition, our stockholders would be diluted if we were to finance acquisitions by incurring convertible debt or issuing equity securities, and our liquidity may be adversely affected if we were to use our cash to make acquisitions.

We have been sued for patent infringement by one of our competitors and may be subject to other third-party intellectual property infringement claims that could be costly and time-consuming to defend. We do not have insurance to protect against these claims.

On February 7, 2002, OpenTV filed a lawsuit against Liberate alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV’s allegations and have counter-claimed that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV’s two patents invalidated, requesting a finding that our technology does not infringe OpenTV’s patents, and seeking monetary damages and injunctive relief against OpenTV. The court has issued a claim construction ruling, and trial has recently been rescheduled for early 2005.  While we intend to vigorously defend this lawsuit and are confident in our technology and intellectual property, because litigation is by its nature uncertain, we are unable to predict the outcome of this litigation and whether we may face any material exposure for damages or the need to alter our software arising from this case.

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

Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our officers and directors as co-defendants. The suits, which have since been consolidated with hundreds of similar suits filed against underwriters and issuers, allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. While we deny allegations of wrongdoing, we have agreed to enter into settlement discussions of these claims and expect our insurers to cover amounts in excess of our deductible. Failure to resolve this litigation on favorable terms could result in substantial costs or otherwise harm our business.

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

As of February 29, 2004, to our knowledge, five stockholders beneficially owned a total of approximately 51% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control of Liberate.

We may incur net losses or increased net losses if we are required to record additional significant charges related to excess facilities that we are unable to sublease.

We have existing commitments to lease office space at our former headquarters in San Carlos, California significantly in excess of our needs for the foreseeable future. The commercial real estate market in the San Francisco Bay Area has developed such a large excess inventory of office space that we now believe we will be unable to sublease a substantial portion of our excess office space for some time to come. We recorded excess facilities charges in the first and fourth quarters of fiscal 2002 as well as in the first three quarters of fiscal 2003. If current market conditions for the commercial real estate market worsen, or we conclude that we are not likely to use additional space, we may be required to record additional charges in future periods.

We incur expenses related equity awards issued to our employees.

As a result of our recent introduction of restricted stock units as a form of equity compensation for employees and non-employee directors, we recorded an expense of approximately $1.3 million in Q3 FY04 and expect to record significant expenses in future periods related to stock units.  The continuation of granting of restricted stock units or other similar equity awards will increase our loss.

In addition, current proposed legislation in Congress and proposals before the International Accounting Standards Board and the FASB, if adopted, may require us to record the value of stock options or other equity awards granted to all or certain of our employees as an expense. If we begin recording these amounts as an expense, either voluntarily or in response to proposed legislation or standards, our net loss would increase.

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

Since our inception, cash used in our operations has substantially exceeded cash received from our operations and this trend may continue. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. At some point in the future, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to develop our products and services, acquire complementary technologies or businesses, hire and retain employees, or respond to competitive pressures or new business requirements. Our inability to obtain additional financing on favorable terms could have a material adverse effect on our company.

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

•                  Require super-majority voting to make certain amendments to our certificate of incorporation;

•                  Limit who may call special meetings of stockholders;

•                  Prohibit stockholder action by written consent, which means that all stockholder action must be taken at a meeting of the stockholders; and

•                  Establish advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law and provisions in our stock incentive plans may discourage, delay, or prevent a change in control of our company.

Our board of directors has adopted a stockholder rights plan, which is designed to give the board flexibility in responding to unsolicited acquisition proposals and discourage coercive takeover offers.  In general, the stockholder rights plan would provide our existing stockholders (other than an existing stockholder who becomes an acquiring person) with rights to acquire additional shares of our common stock at 50% of its trading price if a person or entity acquires 15% or more of the outstanding shares of our common stock, unless our board of directors elects to redeem these rights.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of February 29, 2004, our investment portfolio consisted primarily of cash and money market funds in accordance with our practice of investing all funds in excess of short-term cash needs in U.S. Government obligations. Beginning in Q1 FY04, we placed most of our portfolio in short-term U.S. Government obligations, which may increase or decrease in value if interest rates change prior to maturity. We do not maintain any derivative financial instruments in our investment portfolio. We are averse to principal loss and seek to preserve our invested funds by limiting the default risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to typically hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

Foreign Currency Risk

We transact business in various foreign currencies and, accordingly, are subject to adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on revenues has not been material, as we generally conduct our revenue transactions in U.S. dollars. For our foreign subsidiaries whose functional currency is the local currency, we translate assets and liabilities to U.S. dollars using the period-end exchange rates and translate revenues and expenses to U.S. dollars using average exchange rates during the period. We record exchange gains and losses as a result of revaluation of historical activities between Liberate and its foreign subsidiaries in British pounds and Canadian dollars. We report exchange gains and losses arising from translation of foreign subsidiary financial statements in our Financial Statements, Note 10. We do not currently use financial instruments to hedge these operating expenses, but we continue to assess the need to use financial instruments to hedge currency exposures.

Equity Price Risk

As of February 29, 2004, we had invested $18.8 million in a number of companies. The fair value of those equity investments was zero as of February 29, 2004, including write-downs related to the impairment in the fair value of these investments in fiscal years 2001, 2002, and 2003. We are exposed to equity price risk on the marketable portion of equity investments that we hold, typically as the result of strategic investments in third parties, which are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity investments and we do not expect to make any new investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies, including Liberate, to maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our chief executive officer and chief financial officer, evaluated our disclosure controls and procedures as of February 29, 2004 and concluded that as of that date our disclosure controls and procedures were effective for the purposes of enabling us to comply with our disclosure obligations under the Exchange Act.

Internal Control over Financial Reporting

Regulations under the Exchange Act also require us to evaluate any change in our internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. In connection with their evaluation of our disclosure controls and procedures as of February 29, 2004, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting during the quarter ended February 29, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Underwriting Litigation. Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our officers and directors as co-defendants. The suits, which have since been consolidated with hundreds of similar suits filed against underwriters and issuers, allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. While we deny allegations of wrongdoing, we have agreed to enter into a global settlement of these claims, and expect our insurers to cover amounts in excess of our deductible. The settlement is being negotiated among plaintiffs, insurers and co-defendants.  A suit making similar allegations based on the same facts was filed in California state court, and Liberate and its related parties have been dismissed as defendants in that suit.

OpenTV Patent Litigation. On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV’s allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV’s patents invalidated, requesting a finding that our technology does not infringe OpenTV’s patents, and seeking monetary damages and injunctive relief against OpenTV. The court has issued a claim construction ruling hearing and trial has recently been rescheduled for early 2005.  While we intend to vigorously defend this lawsuit and are confident in our technology and intellectual property, because litigation is by its nature uncertain, we are unable to predict the outcome of this litigation and whether we may face any material exposure for damages or the need to alter our software arising from this case.

Restatement Class-Action Litigation. Beginning on October 17, 2002, five securities class-action lawsuits were filed in the United States District Court for the Northern District of California against us and certain officers and directors (collectively, the “Class Action Defendants”), which were subsequently consolidated into a single action (the “Class Action”). The Class Action is based on our announcements in October and November 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. The Class Action generally alleges, among other things, that members of the purported class were damaged when they acquired our securities because, as a result of accounting irregularities, our previously issued financial statements were materially false and misleading, and caused the price of our securities to be inflated artificially. The Class Action further alleges that, as a result of this conduct, the Class Action Defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, promulgated thereunder. The Class Action seeks unspecified monetary damages and other relief from all Class Action Defendants.

Restatement Derivative Litigation. In addition, on or about October 29, 2002, a shareholder derivative action was filed in the California Superior Court for the County of San Mateo, naming Liberate as a nominal party and naming certain of our officers and directors as defendants (collectively, the “Derivative Defendants”). A second shareholder derivative action was filed on or about November 6, 2002. On February 26, 2003, these actions were consolidated into a single action (the “Derivative Action”). The Derivative Action is based on substantially the same facts and circumstances as the Class Action and generally alleges that the Derivative Defendants failed to adequately oversee our financial reporting, and thus are liable for breach of their fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets. The Derivative Action also alleges that the Derivative Defendants are liable for unjust enrichment and that certain current or former officers and directors are liable for violations of California Code Section 25402 and breach of fiduciary duty for insider selling and misappropriation of information. The Derivative Action seeks unspecified monetary damages and other relief.

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

The cost of participating and defending against these actions is substantial and will require the continued diversion of management’s attention and corporate resources.

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

On August 29, 2003, Liberate purchased a $100 million supplemental loss mitigation insurance policy from a AAA/A++ rated insurance carrier to cover damages that may arise from pending securities and derivative litigation related to Liberate’s restatement. This policy is in addition to Liberate’s existing policies that provide up to $15 million of coverage. Liberate paid a $17.9 million premium for the loss mitigation policy, with a rebate of up to $4.4 million if an eventual settlement or judgment is less than specified amounts. Liberate has certain deductibles under its insurance arrangements for which it is solely responsible.

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

We have notified our various insurance carriers of the Class Action, the Derivative Action, and the SEC investigation. Our insurance carriers, however, may refuse to cover all or portions of our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the Class Action, the Derivative Action, the SEC investigation, or any other matter.

Item 6. Exhibits and Reports on Form 8-K

(a)                           Exhibits

Exhibit No.	Exhibit
10.76	Office Lease Agreement dated December 12, 2003 between EOP-Peninsula Office Park, L.L.C. and Liberate for the San Mateo, California office.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Liberate’s Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Liberate’s Chief Financial Officer.
32.1	Section 1350 Certification of Liberate’s Chief Executive Officer and Chief Financial Officer.

(b)                           Reports on Form 8-K.

(i)  Liberate filed a report on Form 8-K on December 3, 2003 under Item 5 announcing that Liberate had entered into a settlement agreement and limited release of claims, pursuant to which Liberate received approximately $3.5 million in cash from an escrow account established in connection with the acquisition of Sigma Systems Group (Canada) Inc. in August 2002.

(ii)  Liberate filed a report on Form 8-K on December 3, 2003 under Item 5 announcing that Liberate had closed the sale of its OSS division and related assets to Sigma Software Solutions Inc. and affiliated entities.

(iii)  Liberate furnished a report on Form 8-K on January 13, 2004 under Item 12 with a press release announcing Liberate’s financial results for the three and six month periods ended November 30, 2003.

LIBERATE TECHNOLOGIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberate Technologies

	By:	/s/ David Lockwood
David Lockwood
Date: April 14, 2004		Chief Executive Officer

	By:	/s/ Gregory S. Wood
Gregory S. Wood
Date: April 14, 2004		Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit
10.76	Office Lease Agreement dated December 12, 2003 between EOP-Peninsula Office Park, L.L.C. and Liberate for the San Mateo, California office.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Liberate’s Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Liberate’s Chief Financial Officer.
32.1	Section 1350 Certification of Liberate’s Chief Executive Officer and Chief Financial Officer.