Form 10-K
period 2004-05-31
LIBERATE TECHNOLOGIES
filed 2004-08-16
CIK 1085776

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 000-26565

LIBERATE TECHNOLOGIES
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	94-3245315 (I.R.S. Employer Identification No.)

2655 Campus Drive, Suite 250
San Mateo, California 94403
(Address of Principal Executive Offices) (Zip Code)

(650) 645-4000
(Registrant's Telephone Number, Including Area Code)

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

        As of November 28, 2003, the last business day of the Registrant's second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $240.9 million based on the last reported sale price of the Company's common stock on that date. As of July 30, 2004, there were 105,726,947 shares of common stock outstanding (including shares held by affiliates).

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 27, 2004 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Report.

LIBERATE TECHNOLOGIES

Annual Report on Form 10-K
For The Fiscal Year Ended May 31, 2004

TABLE OF CONTENTS

i

PART I.

ITEM 1. BUSINESS

        The discussion in this report, which is filed on behalf of Liberate Technologies ("Liberate," "we," "us," or "our") and its wholly owned subsidiaries, contains statements that involve expectations or intentions (such as those relating to future business or financial results, new products or features, anticipated deployments, management strategies or the outcome of legal proceedings). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. These risks and uncertainties include the emerging nature of our market, unknown revenue potential, limited number of potential customers, risks associated with the bankruptcy process, shareholder and patent litigation and the other risks discussed below under "Risk Factors." Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control. We assume no obligation to update any forward-looking statements. You should consider our forward-looking statements in light of the risks discussed below, our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission ("SEC").

        In this report, we sometimes use the words "fiscal" or "FY" followed by a year to refer to our fiscal years, which end on May 31 of the specified year. We also sometimes use "Q1," "Q2," "Q3," and "Q4" to refer to our fiscal quarters, which end on August 31, November 30, the last day of February, and May 31 of each fiscal year.

Filing of Voluntary Petition for Reorganization Under Chapter 11 of U.S. Bankruptcy Code

        During the period from January through April of 2004, Liberate's Board of Directors, management and professional advisors analyzed and considered the various options and alternatives for Liberate's business. In February 2004, Liberate retained Allen & Company LLC as investment bankers to advise our Board of Directors and management on potential strategic alternatives.

        In April 2004, Liberate's directors and officers concluded that our best course of action would be to reorganize through a Chapter 11 process that would provide for the payment in full to all valid creditor claims and preserve value for equity holders. We also believe that a Chapter 11 reorganization will facilitate a strategic transaction (in the event that the Board determines it is in the best interest of stockholders to undertake such a transaction) as, for example, Chapter 11 provides protections to potential strategic partners that are not available outside of Chapter 11.

        On April 30, 2004, Liberate filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United Stated Bankruptcy Court for the District of Delaware in order to resolve certain outstanding liabilities, reduce costs and strengthen Liberate's financial condition. On May 12, 2004, this case was transferred to the United States Bankruptcy Court for the Northern District of California, San Francisco Division. During the bankruptcy process, Liberate continues to manage and operate its business in the normal course, including continued compliance with active customer and vendor contracts, and service and support of its cable customers and their subscribers. We cannot predict or determine the outcome or resolution of the bankruptcy case, and the timing of the final resolution of this proceeding is uncertain.

        Liberate has filed a proposed Plan of Reorganization providing for the payment of 100% of valid creditor claims. One of Liberate's significant creditors, the landlord of its former San Carlos headquarters, has filed a motion to dismiss the case, and the Company has filed an opposition to this motion. At a hearing on August 12, 2004, the Bankruptcy Court issued a tentative ruling indicating that it was inclined to abstain from exercising jurisdiction with respect to Liberate's bankruptcy case for some period of time, subject to the possibility of resuming the exercise of jurisdiction for the limited purpose of a potential sale of Liberate's assets. The Court has set the matter for a final hearing on August 30, 2004. Although Liberate is opposing the motion and the Court's tentative ruling, the motion may be granted or the tentative ruling may be adopted by the Court, in which case (absent a stay or a reversal on appeal) Liberate would not be able to realize savings or the other benefits of a Chapter 11 proceeding described above and, among other things, Liberate's liability under the San Carlos lease would not be capped. In the event the Court adopts the tentative ruling, Liberate will consider alternatives available to it, including a potential appeal of the ruling. The bankruptcy reorganization will allow Liberate to continue its focus on the TV Navigator software. By way of example, Liberate has approximately 140 contracts in place that are not necessary to its continued focus on its TV Navigator software. Therefore, Liberate is seeking to reject the majority of those contracts in the bankruptcy proceeding.

        In addition, the bankruptcy process will enable Liberate to potentially deal with a variety of claims that have been asserted against Liberate, including certain pending litigation and certain disputed claims that have been asserted by former employees. Among other things, the filing of the bankruptcy has resulted in a stay of all pending litigation.

        Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed, and certain other contractual obligations may not be enforced against us. Absent any further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property. In addition, we may assume or reject executory contracts, including the lease obligations, subject to approval of the bankruptcy court. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. We have mailed notices to all known creditors and shareholders that the deadline for filing proofs of claim with the Bankruptcy Court is August 19, 2004.

Completion of Restatement of Liberate's Financial Statements

        In late 2002, our audit committee, composed of independent outside directors, retained independent counsel to review the revenue reported during our fiscal year ended May 31, 2002. On November 21, 2002, we announced that we had discovered facts that called into question the appropriateness and timing of revenue recognition for various transactions that accounted for a total of approximately $10 million in revenue during fiscal 2002. While our audit committee's investigation was pending, we were not able to file our quarterly reports on Form 10-Q.

        Our audit committee completed its investigation in September 2003, and we restated our financial statements for the fiscal year ended May 31, 2002 and for the quarters ended November 30, 2001, February 28, 2002, and May 31, 2002. We also revised our financial statements for the quarter ended August 31, 2002, which had been previously announced in a press release. In September 2003, two members of the audit committee left the board and were replaced on the committee by two other independent directors. The financial statements and related information contained in this report include the effects of the restatement of those historical financial statements. For further information regarding the restatement, see our amended annual report on Form 10-K/A for our fiscal year ended May 31, 2002.

Business Overview

        Liberate is a provider of software for digital cable television systems. Based on industry standards, Liberate's software enables cable operators to run multiple services, including high-definition television, interactive programming guide, video on demand, personal video recorders and games, on multiple platforms.

Corporate Background

        Liberate began its operations in late 1995 as a division of Oracle Corporation, developing client and server software for the consumer, enterprise, and educational markets. Liberate was incorporated in Delaware in April 1996 when Oracle spun off a division as Network Computer, Inc. ("NCI"). NCI's initial focus was selling software to original equipment manufacturers of network computer products for enterprise customers. In August 1997, NCI merged with a Netscape-backed company, Navio Communications, Inc., which was developing internet application and server software for the consumer market. NCI, the surviving entity in the merger, changed its strategic direction and restructured its operations to focus development and marketing efforts on products targeted primarily at the consumer device market, targeting sales to a limited number of large network operators and consumer device manufacturers. In May 1999, the company changed its name from Network Computer, Inc. to Liberate Technologies.

        Between our incorporation and our initial public offering, we raised a significant amount of capital by selling small equity positions to a number of investors, including some major network operators. In order to continue funding our operations, we issued shares of our stock to the public in July 1999. In January 2000, we effected a two-for-one split of our stock. We raised additional capital in February 2000 through a secondary public offering, and again in July 2000 when Cisco Systems invested $100.0 million through a private placement of 3,963,780 shares of common stock. In July 2002, we repurchased all of these shares from Cisco Systems for $10.0 million.

        We have made three acquisitions since becoming a publicly traded company: in March 2000, we acquired the VirtualModem assets of SourceSuite LLC, a company based in Canada; in June 2000, we acquired MoreCom, Inc, a company based in Horsham, Pennsylvania; and in August 2002, we acquired Sigma Systems Group (Canada). In May 2003, we sold our Bill-Care business and in November 2003 we sold our Operations Support Systems (OSS) business and related assets, both of which we had acquired in the Sigma Systems acquisition in August 2002.

        Through the end of fiscal 2004, we operated in one segment and generated revenues from licenses, royalties, and services. Our 2004 fiscal year started on June 1, 2003 and ended on May 31, 2004.

Client and Server Products for Digital Television

        We provide software and services for digital cable systems. We offer client software products and server software products collectively called Liberate TV Navigator™. Our products enable cable operators to run multiple applications and services—including high-definition television, interactive programming guide, video on demand, personal video recorders and games—on multiple platforms. Our software, can run on digital set-top boxes of various types—such as cable, digital terrestrial broadcast, and digital subscriber lines (DSL)—enabling interactive and enhanced services. These products have been deployed primarily in digital cable networks.

Professional Services

        Our Professional Services group provides deployment, integration, and support services to network operators. The Professional Services group works closely with our product development and technical support teams to integrate and install appropriate system elements. We also rely on technology partners and system integrators to provide our customers with products and technologies from others in the industry.

Trademark Notice

        Liberate®, the Liberate logo, and the various Liberate products and programs described above are registered trademarks and trademarks of Liberate Technologies. All other trademarks are the property of their respective owners.

Research and Development

        As of May 31, 2004, we had development offices in San Mateo, California and Ontario, Canada. Our total research and development expenses were $44.6 million in fiscal 2002, $26.1 million in fiscal 2003, and $16.3 million in fiscal 2004. These amounts exclude acquisition-related charges for purchased in-process research and development of $300,000 in fiscal 2003.

Sales and Marketing

        We license our software directly to cable operators in North America and Europe. In late fiscal 2003, we substantially reduced our sales force to focus primarily on the U.S. and U.K. cable markets. As of May 31, 2004, we had four employees in sales and marketing positions.

Customers

        Our customers are typically large cable network operators who introduce, market, and promote products and services based on our technology. For fiscal 2002, Telewest accounted for 19% and NTL accounted for 16% of total revenues. For fiscal 2003, NTL accounted for 22%, Telewest accounted for 17%, and Shaw accounted for 11% of total revenues. For fiscal 2004, Insight Communications, NTL, Telewest and UPC accounted for 24%, 44%, 27% and 16% of revenue, respectively. Certain customers generated negative revenues in fiscal 2004 due to warrant-related revenue offsets and the reclassification of revenues attributed to discontinued operations. Consequently, the customer percentages sum to greater than 100%.

Competition

        We face intense competition in licensing software. Our principal competitors in the interactive television software market include Gemstar-TV Guide, Microsoft, OpenTV, including Liberty Broadband Interactive Technologies, its controlling shareholder, and NDS Group, a subsidiary of NewsCorp. Other established and emerging companies in the television, computer software, and telecommunications sectors may also become competitors. The principal competitive factors in our industry include:

  •
  The quality and breadth of product and service offerings;

  •
  The speed of product integration and deployment into existing customers networks;

  •
  The ability of products to operate in large-scale digital cable networks;

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

        As of May 31, 2004, we had 37 issued U.S. patents in the general area of interactive networking technologies, 31 pending U.S. patent applications, and 20 foreign patents.

        We have registered "Liberate" and the Liberate logo in the United States and extensively throughout the world, and use our other product trademarks in association with these marks.

Employees

        As of May 31, 2004, we had 171 employees, of whom 120 were based in Canada, 45 were based in the U.S. and 6 were based in Europe. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good.

Available Information

        We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our Internet website address is www.liberate.com. Information contained on our website is not part of this report. We are subject to the informational requirements of the Securities Exchange Act of 1934. We therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Risk Factors

        In evaluating Liberate and our business, you should consider the following factors in addition to the other information in this annual report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Any of the following risks could seriously harm our business, financial condition, and results of operations, causing the price of our stock to decline.

Since the market for interactive television and related services is emerging and may not achieve broad acceptance, our revenue potential is unknown.

        Because the market for advanced cable services (including interactive television, high definition television, video on demand, and personal video recorders) is emerging, the potential size of the market opportunity and the timing of its development are uncertain. As a result, our revenue potential is unknown.

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

        Our customers are not contractually obligated to deploy our technology, or to achieve any specific deployment schedules. Because our agreements are not exclusive, network operators may choose to license technology from one or more of our competitors or develop technology internally, which could cause our revenues to decline.

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

Filing for reorganization under the U.S. Bankruptcy Code could harm our business and results of operations.

        On April 30, 2004, Liberate filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code to resolve certain outstanding liabilities, reduce costs and strengthen its financial condition. Because of inherent uncertainties in legal proceedings, we may not be able to realize savings or any other benefits in a Chapter 11 proceeding. In addition, the legal and other expenses associated with a Chapter 11 reorganization are substantial and could harm our results of operations and financial condition. A Chapter 11 proceeding may also take much longer to complete than we anticipate and may result in the diversion of substantial amounts of time and corporate resources. Moreover, one of Liberate's significant creditors, the landlord of its former San Carlos headquarters, has filed a motion to dismiss our Chapter 11 case. At a hearing on August 12, 2004, the Bankruptcy Court issued a tentative ruling indicating that it was inclined to abstain from exercising jurisdiction with respect to Liberate's bankruptcy case for some period of time, subject to the possibility of resuming the exercise of jurisdiction for the limited purpose of a potential sale of Liberate's assets. The Court has set the matter for final hearing on August 30, 2004. Although Liberate is opposing the motion to dismiss and the Court's tentative ruling, the motion may be granted or the tentative ruling may be adopted by the Court, in which case (absent a stay or a reversal on appeal) Liberate would not be able to realize savings or the other benefits of a Chapter 11 proceeding described above. For example, Liberate's liability under the San Carlos lease would not be capped pursuant to Chapter 11 and Liberate would continue to be liable for its obligations under the lease in accordance with the terms thereof (which over the life of the lease could be up to approximately $45.3 million, including common area maintenance expenses). In addition, if a bankruptcy plan is confirmed, the Bankruptcy Court could require Liberate to establish restricted cash reserves to satisfy contingent liabilities that are not resolved by the time of confirmation of the plan. The amount of reserve could be substantial and could harm our liquidity and cash flows for an indefinite period. In summary the outcome of the Chapter 11 proceeding is uncertain and may differ materially from our expectations.

        The filing of a Chapter 11 petition may create a perception of instability in our business, which could cause potential new customers to delay or suspend adoption of our technology and certain existing customers or vendors to seek to alter or terminate their relationships with us or delay or suspend deployment of our software. Such an occurrence could cause our revenues to decline. It may also become more difficult to retain and motivate employees as a result of the Chapter 11 filing.

        The U.S. Bankruptcy Court has set a claims bar date of August 19, 2004. The Chapter 11 filing may prompt third parties to assert claims that would otherwise be barred if not raised in accordance with the Chapter 11 proceedings. Although we cannot predict the nature or outcome of any such claims, we may incur significant expense in assessing, defending, or settling them. A negative outcome of any potential claim could seriously harm our financial condition and results of operations.

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

        Liberate and certain of its officers and directors are currently the subject of securities class actions in federal court and shareholder derivative lawsuits in state court related to our announcement in 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. The cost of participating and defending against these actions is substantial and will continue to require management's attention and corporate resources.

        We have entered into a memorandum of understanding with counsel for the securities class action plaintiffs to settle the securities class action for a payment of $13.8 million. The proposed settlement is subject to and will be effective only if and when, among other things, the parties execute final settlement documents and obtain approval from the United States Bankruptcy Court for the Northern District of California and the United States District Court for the Northern District of California. If the proposed settlement does not become effective, the securities class action will continue. The proposed settlement of the federal securities class action does not cover or settle the state derivative action.

        The possible resolutions of these proceedings, including the securities class action in the event the proposed settlement of the securities class action does not become effective, could include judgments against us or settlements that could require substantial payments by us, which could harm our financial condition, results of operations, and cash flows. The timing of the final resolution of these proceedings is uncertain.

        We have agreed to indemnify our directors and officers to the fullest extent allowed by Delaware law. As a consequence, we are advancing expenses (including reasonable attorneys' fees) incurred by directors and officers in connection with the securities class action, the shareholder derivative action, and the SEC investigation, although these payments are subject to reimbursement if such expenses are ultimately found to be non-indemnifiable. Additionally, we may ultimately be obligated to pay indemnifiable judgments, penalties, fines, and amounts paid in settlement in connection with these proceedings.

        We have notified our various insurance carriers of the litigation and the SEC investigation. Our primary carrier and one of our secondary carriers have disputed whether certain costs incurred in connection with the restatement-related litigation and the SEC investigation are covered under their respective policies. Our insurance may not cover all or portions of our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the litigation, the SEC investigation, or any other matter. These costs and liabilities, if not covered by insurance, could harm our financial condition, results of operations, and cash flows.

Our recent workforce restructurings may harm morale and performance of our personnel and may harm our financial condition and operating results.

        In order to reduce costs, we significantly restructured our organization in fiscal years 2002, 2003, and 2004, in part through substantial reductions in our workforce. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee-related costs. Our restructuring plan may result in negative consequences, such as poor employee morale, attrition beyond our planned reduction, or a significant loss of customers and revenue. As a result of these reductions, we may not be able to take advantage of new business opportunities.

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

Our executive officers, key employees and highly skilled technical and managerial personnel are critical to our business, and they may not remain with us in the future.

        Our performance substantially depends on the performance of our executive officers and key employees. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our executive officers or key employees could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. We do not carry "key person" life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel.

We may incur net losses or increased net losses if we amortize or impair deferred costs related to the issuance of warrants.

        In fiscal 1999, we entered into agreements to issue warrants to several network operators to allow them to purchase up to approximately 4.6 million shares of our common stock. Those warrants were earned as network operators satisfied specific milestones. The value of the warrants is subject to classification as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized, in accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." Total license and royalties revenue has been negative in three quarters of fiscal 2004 in part because these warrant related revenue offsets exceeded the amount of new license and royalty revenue recognized during those periods. We may record negative license and royalty revenue in future periods to the extent that these offsets exceed our new license and royalty revenues during a quarter.

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

        In some cases, we recognize revenues from services based on the percentage of completion of a services project. Our ability to recognize these revenues may be delayed if we are unable to meet service milestones on a timely basis. Delays in network operators' deployment schedules or delays in our receipt of royalty reports could reduce our revenues for any given quarter. As a result, our revenues are likely to vary from period to period and may be difficult to forecast. Because our expenses are relatively fixed in the near term, any shortfall in anticipated revenues could result in greater short-term losses, which could cause our stock price to decline.

        Some of our revenues consist of one-time revenues derived from the termination of certain customers' unused rights to use prepayments for our products and services. We may be unable to replicate these revenues after customers have exhausted their pre-paid balances. If we cannot substantially increase our sources of sustainable revenues, our financial condition and results of operations will suffer and our stock price is likely to decline.

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

        On February 7, 2002, OpenTV filed a lawsuit against Liberate alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV's allegations and have counter-claimed that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV's two patents invalidated, requesting a finding that our technology does not infringe OpenTV's patents, and seeking monetary damages and injunctive relief against OpenTV. The court has issued a claim construction ruling, and although the case is currently stayed pending resolution of our Chapter 11 proceeding, the trial is currently scheduled for 2005. While we intend to vigorously defend this lawsuit and are confident in our technology and intellectual property, because litigation is by its nature uncertain, we are unable to predict the outcome of this litigation and whether we may face any material exposure for damages or the need to alter our software arising from this case.

        We expect that, like other software product developers, we will increasingly be subject to infringement claims as the number of products and competitors developing digital television software grows, software and business-method patents become more common, and the functionality of products in different industry segments overlaps.

        We currently do not have liability insurance to protect against the risk that our own technology or licensed third-party technology infringes the intellectual property of others. Claims relating to our technology, regardless of their merit, may seriously harm our ability to develop and market our products and manage our day-to-day operations because they are time-consuming and costly to defend, and may divert management's attention and resources, cause product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements.

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

        Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our officers and directors as co-defendants. The suits, which have since been consolidated with hundreds of similar suits filed against underwriters and issuers, allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. While we deny allegations of wrongdoing, we have agreed to enter into settlement discussions of these claims and expect our insurers to cover amounts in excess of our deductible. Failure to resolve this litigation on favorable terms could result in substantial costs or otherwise harm our business. While the plaintiffs in this lawsuit have filed a proof of claim in connection with Liberate's bankruptcy for approximately $830 million, we believe that this amount should be reduced to zero as a result of the global settlement and our insurance coverage.

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

        As of May 31, 2004, to our knowledge, five stockholders, who are not affiliated with one another, beneficially owned a total of approximately 51% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control of Liberate.

We incur expenses related to equity awards issued to our employees.

        As a result of our recent introduction of restricted stock units as a form of equity compensation for employees and non-employee directors, we recorded an expense of approximately $612,000 in Q4 FY04 and $1.9 million for fiscal 2004, and we expect to record significant expenses in future periods related to stock units. The continuation of granting of restricted stock units or other similar equity awards will increase our loss.

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

New or changed government regulations could significantly reduce demand for our products and services.

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

Compliance with new regulations relating to internal controls over financial reporting may be costly and time-consuming.

        In future periods, we will be required under the provisions of the Sarbanes-Oxley Act of 2002 to review and assess the effectiveness of our internal control over financial reporting and to provide a related attestation report from our independent auditors. We are still in the early stages of reviewing our internal controls, and there can be no assurance that we will not identify significant control deficiencies, or that our auditors will be able to attest to the adequacy of our internal controls. In addition, the implementation of new internal controls, if required, may be costly and time-consuming for management and our employees.

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

ITEM 2. PROPERTIES

        As of May 31, 2004, we leased office space in various locations throughout the United States, Canada, and Europe. Our headquarters is currently located in San Mateo, California. We also have a development center in Canada, and sales and customer support offices in the United Kingdom (U.K.).

        We lease approximately 15,000 square feet of office space for our headquarters and development center in San Mateo, California.

        We previously leased approximately 181,000 square feet of office space for our former headquarters and development center in San Carlos, California. On June 7, 2004, the U.S. Bankruptcy Court granted our motion to reject this lease. However, the landlord has appealed that decision and has filed a motion to dismiss our Chapter 11 case. At a hearing on August 12, 2004, the Bankruptcy Court issued a tentative ruling indicating that it was inclined to abstain from exercising jurisdiction with respect to Liberate's bankruptcy case for some period of time, subject to the possibility of resuming the exercise of jurisdiction for the limited purpose of a potential sale of Liberate's assets. The Court has set the matter for final hearing on August 30, 2004. Although Liberate is opposing the motion to dismiss and the Court's tentative ruling, the motion may be granted, or the tentative ruling may be adopted by the Court, in which case (absent a stay or a reversal on appeal) Liberate would not be able to realize savings or the other benefits of a Chapter 11 proceeding. For example, Liberate's liability under the San Carlos lease would not be capped pursuant to Chapter 11 and Liberate would continue to be liable for its obligations under the lease in accordance with the terms thereof (which over the life of the lease could be up to approximately $45.3 million, including common area maintenance expenses). We have accrued $25.4 million as excess facilities provision included in liabilities subject to compromise.

ITEM 3. LEGAL PROCEEDINGS

        Underwriting Litigation.    Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our officers and directors as co-defendants. The suits, which have since been consolidated with hundreds of similar suits filed against underwriters and issuers, allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. While we deny allegations of wrongdoing, we have agreed to enter into a global settlement of these claims, and expect our insurers to cover amounts in excess of our deductible. The settlement is being negotiated among plaintiffs, insurers and co-defendants. While the plaintiffs in this lawsuit have filed a proof of claim in connection with Liberate's bankruptcy for approximately $830 million, we believe that this amount should be reduced to zero as a result of the global settlement and our insurance coverage. We cannot predict the outcome of this proof of claims or estimate the amounts of, or potential range of loss with respect to this claim.

        OpenTV Patent Litigation.    On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV's allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV's patents invalidated, requesting a finding that our technology does not infringe OpenTV's patents, and seeking monetary damages and injunctive relief against OpenTV. The court has issued a claim construction ruling hearing and although the case is currently stayed pending resolution of our Chapter 11 proceeding, the trial is currently scheduled for early 2005. While we intend to vigorously defend this lawsuit and are confident in our technology and intellectual property, because litigation is by its nature uncertain, we are unable to predict the outcome of this litigation and whether we may face any material exposure for damages or the need to alter our software arising from this case.

        Restatement Class-Action Litigation.    Beginning on October 17, 2002, five securities class-action lawsuits were filed in the United States District Court for the Northern District of California against us and certain officers and directors (collectively, the "Class Action Defendants"), which were subsequently consolidated into a single action (the "Class Action"). The Class Action is based on our announcements in October and November 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. The Class Action generally alleges, among other things, that members of the purported class were damaged when they acquired our securities because, as a result of accounting irregularities, our previously issued financial statements were materially false and misleading, and caused the price of our securities to be inflated artificially. The Class Action further alleges that, as a result of this conduct, the Class Action Defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, promulgated thereunder. The Class Action seeks unspecified monetary damages and other relief from all Class Action Defendants. We have entered into a memorandum of understanding with counsel for the Class Action plaintiffs to settle the Class Action for a payment of $13.8 million. The proposed settlement is subject to and will be effective only if and when, among other things, the parties execute final settlement documents and obtain approval from the United States Bankruptcy Court for the Northern District of California and the United States District Court for the Northern District of California. If the proposed settlement does not become effective, the Class Action will continue. The proposed settlement of the Class Action does not cover or settle the state derivative action. In the event the proposed settlement of the Class Action does not become effective, the possible resolutions of this proceeding could include judgments against us or settlements that could require substantial payments by us, which could harm our financial condition, results of operations, and cash flows. The timing of the final resolution of this proceeding is uncertain.

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

        The cost of participating and defending against these actions is substantial and will require the continued diversion of management's attention and corporate resources.

        We cannot predict or determine the outcome or resolution of the Class Action, the Derivative Action, the OpenTV litigation, or the SEC investigation, or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations, and cash flows.

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

        We have notified our various insurance carriers of the Class Action, the Derivative Action, and the SEC investigation. Our primary carrier and one of our secondary carriers have disputed whether certain costs incurred in connection with the restatement-related litigation and the SEC investigation are covered under their respective policies. Our insurance may not cover all or portions of our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the Class Action, the Derivative Action, the SEC investigation, or any other matter.

        Voluntary Petition Under Chapter 11 of U.S. Bankruptcy Code.    On April 30, 2004, Liberate filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code in the United Stated Bankruptcy Court for the District of Delaware, case number 04-11299. On May 12, 2004, this case was transferred to the United States Bankruptcy Court for the Northern District of California, San Francisco Division, case number 04-31394. Liberate has filed a proposed Plan of Reorganization providing for the payment of 100% of valid creditor claims. One of Liberate's significant creditors, the landlord of its former San Carlos headquarters, has filed a motion to dismiss the case. At a hearing on August 12, 2004, the Bankruptcy Court issued a tentative ruling indicating that it was inclined to abstain from exercising jurisdiction with respect to Liberate's bankruptcy case for some period of time, subject to the possibility of resuming the exercise of jurisdiction for the limited purpose of a potential sale of Liberate's assets. The Court has set the matter for final hearing on August 30, 2004. Although Liberate is opposing the motion to dismiss and the tentative ruling, the motion may be granted or the tentative ruling may be adopted by the Court in which case (absent a stay or a reversal on appeal) Liberate would not be able to realize savings or the other benefits of a Chapter 11 proceeding. For example, Liberate's liability under the San Carlos lease would not be capped pursuant to Chapter 11 and Liberate would continue to be liable for its obligations under the lease in accordance with the terms thereof (which over the life of the lease could be up to approximately $45.3 million, including common area maintenance expenses). During the bankruptcy process, Liberate expects to operate its business in the normal course, including continued compliance with active customer and vendor contracts, and service and support of its cable customers and their subscribers. We cannot predict or determine the outcome or resolution of the bankruptcy case, and the timing of the final resolution of this proceeding is uncertain.

        As of July 30, 2004, excluding the litigation matters set forth above, claims totaling approximately $5.0 million had been asserted against Liberate in the bankruptcy proceeding. Approximately $4.4 million of these claims are not recorded as liabilities on Liberate's financial statements. We expect to resolve these claims in the course of the bankruptcy proceeding. We cannot predict the outcome or resolution of these claims or estimate the amounts of, or potential range of loss with respect to, these claims.

        On June 10, 2004, Liberate filed a complaint for breach of contract and related claims against Source Suite Acquisition LLC, Source Suite LLC, Source Media, Inc. and Insight Communications Company, Inc. in the United States Bankruptcy Court for the Northern District of California, San Francisco Division. In the complaint, Liberate seeks damages of approximately $2.0 million for unpaid fees owed to Liberate under certain contracts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock has been quoted on the Pink Sheets system since January 17, 2003, and now trades under the symbol "LBRTQ." From July 28, 1999 to January 16, 2003, our common stock was traded on the Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock:

Fiscal 2003	High	Low
First Quarter	$4.15	$1.89
Second Quarter	$1.88	$1.11
Third Quarter	$1.89	$0.96
Fourth Quarter	$2.82	$1.57
Fiscal 2004	High	Low
First Quarter	$4.45	$2.50
Second Quarter	$4.00	$3.30
Third Quarter	$4.08	$3.00
Fourth Quarter	$3.45	$2.60

        As of July 30, 2004, the quoted closing price of our common stock on the Pink Sheets system was $2.45 per share, and there were 105,726,947 shares of Liberate common stock outstanding. According to information obtained from Equiserve LLP, there were approximately 268 holders of record of our common stock. Based upon security position listings, we believe that there are more than 10,000 beneficial owners of our common stock.

Recent Sales of Unregistered Securities

        During the period covered by this report on Form 10-K, Liberate did not issue any unregistered securities.

Dividend Policy

        We have not paid any cash dividends and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

        The following table summarizes information about our equity compensation plans as of May 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)(2)	6,231,411	(3)	$6.28	23,638,296
Equity compensation plans not approved by security holders(4)(5)	7,033,330		$2.72	—

Total	13,264,741		$4.39	23,638,296

(1)
Includes the 1996 Stock Option Plan, 1999 Equity Incentive Plan, and the 1999 Employee Stock Purchase Plan. No additional options may be issued under the 1996 Stock Option Plan. Under our 1999 Equity Incentive Plan, we may issue awards up to the available plan balance in the form of stock options, restricted shares, stock appreciation rights, and stock units. As of May 31, 2004, no awards, other than the options and stock units included in the table above, were outstanding under these plans.

(2)
Each of the 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan contains an automatic share increase provision. Accordingly, the number of shares of common stock reserved for issuance under these plans will automatically increase on June 1 of each year, unless the increase is waived by the Board. For our 1999 Equity Incentive Plan, on June 1 of each year the number of shares available increases automatically by the lesser of (a) 5% of our common shares outstanding on the date of increase, or (b) 6,000,000 shares. For our 1999 Employee Stock Purchase Plan, on June 1 of each year the number of shares available for purchase increases automatically by the lesser of (a) 2% of our common shares outstanding on the date of increase, or (b) 1,666,666 shares.

(3)
Represents options to purchase 499,485 shares with a weighted average exercise price of $3.25 issued under the 1996 Stock Option Plan; options to purchase 3,178,698 shares with a weighted average exercise price of $11.81 issued under the 1999 Equity Incentive Plan; and 2,553,228 stock units, each unit convertible into one share of common stock with no exercise price issued under the 1999 Equity Incentive Plan.

(4)
Includes option grants made outside of the 1999 Equity Incentive Plan to executive officers and employees as well as warrant agreements issued to certain network operators. For more details about the grants to executive officers, see "Executive Compensation."

(5)
Excludes options to purchase an aggregate of 98,287 shares at a weighted average exercise price of $4.03 that were outstanding as of May 31, 2004 under equity compensation plans assumed by Liberate in connection with acquisition transactions. We will not grant any additional options under those assumed plans.

ITEM 6. SELECTED FINANCIAL DATA

        Please read the following selected consolidated financial data in conjunction with the Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations;" Item 8, "Financial Statements and Supplementary Data;" and with other financial data included elsewhere in this report. We have derived the Consolidated Statements of Operations data for the years ended May 31, 2002, 2003 and 2004 and the Consolidated Balance Sheet data as of May 31, 2003 and 2004 from the audited consolidated financial statements included in Item 8. We have derived the Consolidated Statements of Operations data for the years ended May 31, 2000 and 2001 and the Consolidated Balance Sheets data as of May 31, 2000, 2001 and 2002 from audited consolidated financial statements not included in this report. These historical results do not necessarily indicate the results to be expected in any future period.

	Years ended May 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License and royalty	$(263)	$6,501	$32,251	$14,694	$2,970
Service	8,875	18,893	38,212	25,138	18,850

Total revenues	8,612	25,394	70,463	39,832	21,820

Cost of revenues:
License and royalty	597	1,315	2,091	1,836	2,006
Service	5,317	24,262	40,414	30,525	22,804

Total cost of revenues	5,914	25,577	42,505	32,361	24,810

Gross margin	2,698	(183)	27,958	7,471	(2,990)

Operating expenses:
Research and development	16,325	26,080	44,580	51,243	32,271
Sales and marketing	3,007	18,783	26,137	24,176	18,740
General and administrative	13,266	45,538	12,484	11,437	7,837
Amortization of deferred costs related to warrants	1,831	3,837	12,047	10,122	3,513
Restructuring costs	1,406	8,586	3,075	—	—
Amortization of goodwill and intangible assets	22	1,670	220,742	216,127	22,081
Impairment of warrants	4,969	—	44,840	—	—
Amortization of deferred stock-based compensation	10	1,299	1,669	1,884	2,053
Excess facilities charges and related asset impairment	4,022	25,094	9,904	—	—
Write-off of acquired in-process research and development	—	—	—	22,425	1,936

Total operating expenses	44,858	130,887	375,478	337,414	88,431

Loss from operations	(42,160)	(131,070)	(347,520)	(329,943)	(91,421)
Reorganization items, net	(304)	—	—	—	—
Interest income (expense), net	2,207	6,977	15,968	30,191	11,634
Other income (expense), net	530	(14,028)	(2,798)	(6,171)	(847)

Loss from continuing operations before income tax provision	(39,727)	(138,121)	(334,350)	(305,923)	(80,634)
Income tax provision	138	1,560	737	515	137

Loss from continuing operations	(39,865)	(139,681)	(335,087)	(306,438)	(80,771)
Loss from discontinued operations, net of tax	(3,075)	(50,110)	—	—	—
Gain (loss) on sale of discontinued operations, net of tax	9,538	(177)	—	—	—
Net loss before cumulative effect of a change in accounting principle	(33,402)	(189,968)	(335,087)	(306,438)	(80,771)
Cumulative effect of a change in accounting principle, net of tax	—	(209,289)	—	—	—

Net loss	$(33,402)	$(399,257)	$(335,087)	$(306,438)	$(80,771)

	Years ended May 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Basic and diluted net loss per share:
Continuing operations	$(0.38)	$(1.34)	$(3.16)	$(2.99)	$(1.14)
Discontinued operations(1)	0.06	(0.48)	—	—	—
Cumulative effect of change in accounting principle	—	(2.00)	—	—	—

Basic and diluted net loss per share	$(0.32)	$(3.82)	$(3.16)	$(2.99)	$(1.14)

Shares used in computing basic and diluted net loss per share	104,805	104,500	106,144	102,464	70,988

(1)
For purposes of the per share calculation, the loss from discontinued operations is combined with the gain on sale of discontinued operations, resulting in a net loss of $(50.3) million for fiscal 2003 and a net gain of $6.5 million for fiscal 2004 related to discontinued operations. For fiscal 2004, the diluted income per share for discontinued operations is $0.06, which is computed based on diluted weighted average common shares of 109,372,000.

	As of May 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$215,877	$261,689	$111,396	$126,989	$132,962
Working capital	209,802	216,118	190,551	221,275	232,579
Total assets	237,408	304,968	680,941	1,026,475	746,187
Deferred revenues	6,137	10,619	25,471	54,216	69,132
Total long-term liabilities	631	24,572	7,721	1,734	1,929
Accumulated deficit	(1,304,667)	(1,271,265)	(872,008)	(536,921)	(230,483)
Total stockholders' equity	188,936	221,510	626,019	949,682	658,167

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a provider of software for digital cable television systems. Based on industry standards, our software enables cable operators to run multiple services including interactive programming guides, high-definition television, video on demand and personal video recorders and games—on multiple platforms.

        We operate in an industry sector that has been significantly affected by the economic downturn, and we believe that our future results of operations will continue to be subject to quarterly variations based upon a wide variety of factors as set forth in Item 1, "Business—Risk Factors." Many of the companies operating in our industry have publicly reported decreased revenues and earnings, significant financial restructuring efforts and reduced capital expenditures, all of which affect their willingness to purchase our products and services.

        In fiscal 2004 our revenues declined significantly due to slower deployments of our software by existing customers, delays in purchasing decisions by prospective new customers, lower professional services revenue due to a strategic shift away from services, and lower recognition of deferred revenue compared to prior years. In addition, our cost of revenues, research and development expenses, sales and marketing and general and administrative expenses have declined due to a substantial restructuring of our business and resulting reductions in work force and other expenses.

Proceedings under Chapter 11 of the U.S. Bankruptcy Code

        During the period from January through April of 2004, Liberate's Board of Directors, management and professional advisors analyzed and considered the various options and alternatives for Liberate's business. In February 2004, Liberate retained Allen & Company LLC as investment bankers to advise our Board of Directors and management on potential strategic alternatives.

        In April 2004, Liberate's directors and officers concluded that our best course of action would be to reorganize through a Chapter 11 process that would provide for the payment in full to all valid creditor claims and preserve value for equity holders. We also believe that a Chapter 11 reorganization will facilitate a strategic transaction (in the event that the Board determines it is in the best interest of stockholders to undertake such a transaction) as, for example, Chapter 11 provides protections to potential strategic partners that are not available outside of Chapter 11.

        On April 30, 2004, we filed a voluntary petition for reorganization under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware. On May 12, 2004, the case was transferred to the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") under case number 04-31394. Pursuant to sections 1107 and 1108 of the Bankruptcy Code, Liberate continues to manage and operate its business as a debtor in possession but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. No subsidiary of Liberate has filed for bankruptcy.

        On May 17, 2004, we filed a Disclosure Statement accompanying the Plan of Reorganization in the United States Bankruptcy Court. The Disclosure Statement and Plan of Reorganization have not yet been approved by the Bankruptcy Court. The Plan of Reorganization provides for the payment in full of the allowed claims of all creditors and the retention by equity holders of their interests in Liberate.

        On June 7, 2004, the Bankruptcy Court granted Liberate's motion to reject the lease related to its former headquarters in San Carlos, California. However, the landlord has appealed that decision and has filed a motion with the Bankruptcy Court seeking dismissal of the bankruptcy case. Liberate is opposing this motion. At a hearing on August 12, 2004, the Bankruptcy Court issued a tentative ruling indicating that it was inclined to abstain from exercising jurisdiction with respect to Liberate's bankruptcy case for some period of time, subject to the possibility of resuming the exercise of jurisdiction for the limited purpose of a potential sale of Liberate's assets. The Court has set the matter for final hearing on August 30, 2004. However, if the landlord's motion to dismiss were granted or the Court adopts the tentative ruling, Liberate would not, absent a stay or a reversal on appeal, receive the protections of the Bankruptcy Code and may continue to be liable for obligations under the lease and other contracts.

        As mentioned above, we filed a motion seeking to reject the lease for our former headquarters in San Carlos, California because we did not require the use of the facility, which consists of two buildings with approximately 181,000 square feet of office space. The term of the lease was scheduled to run through April 2009 for one building and February 2010 for the other building. As a result of downsizing our operations, we occupied approximately 15% of the entire facility during the period from June 2003 to March 2004. On March 31, 2004, we vacated the facility and relocated to a new office space in San Mateo, California, which is approximately 15,000 square feet.

        Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed, and certain other contractual obligations may not be enforced against us. Absent any further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property. In addition, we may assume or reject executory contracts, including the lease obligations, subject to approval of the bankruptcy court. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. We have mailed notices to all known creditors and shareholders that the deadline for filing proofs of claim with the Bankruptcy Court is August 19, 2004.

        The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). In accordance with SOP 90-7, liabilities incurred prior to the commencement of the Bankruptcy Case are segregated and classified as "Liabilities subject to compromise," which represents our current estimate of known or potential allowable claims to be resolved in connection with the Bankruptcy Case. Such claims are subject to future adjustments, which may result from negotiations, actions of the Bankruptcy Court, development with respect to disputed claims, additional rejection of executory contracts and unexpired leases, or other events. Furthermore, expenses, realized gains and losses, and provisions for losses directly resulting from the reorganization are reported separately as "Reorganization items."

Completion of Restatement of Liberate's Financial Statements

        In late 2002, our audit committee, which is composed of independent outside directors, retained independent counsel to review the revenue reported during our fiscal year ended May 31, 2002. On November 21, 2002, we announced that we had discovered facts that called into question the appropriateness and timing of revenue recognition for various transactions that accounted for a total of approximately $10 million in revenue during our 2002 fiscal year. While our audit committee's investigation was pending, we were not able to file our quarterly reports on Form 10-Q.

        Our audit committee completed its investigation in September 2003, and we restated our financial statements for the fiscal year ended May 31, 2002 and for the quarters ended November 30, 2001, February 28, 2002, and May 31, 2002. We also revised our financial statements for the quarter ended August 31, 2004, which had been previously announced in a press release. The financial statements and related information contained in this report include the effects of the restatement of those historical financial statements. For further information regarding the restatement, see our amended annual report on Form 10-K/A for our fiscal year ended May 31, 2002.

Discontinued Operations

        In August 2002, we acquired the outstanding capital stock of Sigma Systems Group (Canada). In accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets", we determined that Sigma Systems had two reporting units, OSS and Bill-Care. Subsequently, in May 2003, we sold the business and assets related to Bill-Care to Sigma Software Solutions, Inc., a company owned by certain former shareholders of Sigma Systems, for consideration of $1.0 million in cash, which resulted in a loss on the sale of $177,000, which was recorded in the fourth quarter of fiscal 2003.

        In November 2003, we completed the sale of the OSS division and its assets to Sigma Software Solutions Inc. and affiliated entities. The price included approximately $3.6 million in cash and the assumption of approximately $7.4 million of lease obligations and other liabilities. In connection with the sale, we received approximately $7.1 million in cash representing the total proceeds from the OSS business sale and return of escrow funds. We recognized a gain on the sale of the OSS business of $9.3 million in the second quarter of fiscal 2004. An adjustment of $252,000 was recorded in the fourth quarter of fiscal 2004, bringing the gain on the sale of OSS to $9.5 million.

        Pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", amounts in our financial statements for periods in fiscal 2003 and 2004 and the related notes have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under "Loss from discontinued operations" on the consolidated statement of operations. We reclassified $1.2 million of revenue and $2.1 million of net loss as part of discontinued operations for fiscal 2003, relating to the sale of BillCare. Related to the sale of OSS, we reclassified $2.3 million of revenue and $48.0 million of net loss, which consisted primarily of $37.8 million of impairment of intangible assets, as part of discontinued operations for fiscal 2003. For fiscal 2004 we reclassified $2.6 million of revenue and $3.1 million of net loss as part of discontinued operations for OSS. With the recent dispositions of these operations, our continuing operations will most likely receive more focus and resources going forward.

Critical Accounting Policies and Estimates

        Our management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to doubtful accounts, investments, goodwill and intangible assets and excess facilities charges and related asset impairment, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Revenue Recognition

        Overview.    Our revenues are derived from fees for licenses of our software, royalties, consulting services, and product maintenance and support. Our revenue recognition policies are in accordance with Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", as amended by SOP No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" and the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and Staff Accounting Bulletin No. 104, "Revenue Recognition".

        License and Royalty Revenue.    We license our software to customers located in North America and Europe. License and royalty revenues consist primarily of fees earned from the licensing of our software, as well as royalty fees earned upon the shipment or activation of products that incorporate our software. In general, license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title has been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In the case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected.

        We recognize revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance or consulting services. The determination of fair value is based on objective evidence, which is specific to us. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized under the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. However, if such undelivered elements consist of services that are essential to the functionality of the software, we recognize license and services revenues using contract accounting, pursuant to SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". If license arrangements include the rights to unspecified future products, revenue is recognized ratably over the contractual or estimated economic term of the arrangement. We recognize royalty revenues when a network operator reports that it has shipped or activated products or its rights to deploy such products expire.

        We record deferred revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy.

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

        Service revenues also include reimbursable expenses billed to customers in accordance with EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred," which generally requires that a company recognize travel expenses and other reimbursable expenses billed to customers as revenue. With the adoption of EITF 01-14, we recognize reimbursable expenses as service revenues when there is an agreement to bill the customer for the expenses, the expenses have been incurred and billed, and collection is probable.

  Deferred Costs Related to Warrants

        We value warrants based on their estimated fair value using the Black-Scholes pricing model as of the earlier of the date that the warrants are earned or the date that it becomes likely that they will be earned. Under the requirements of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we revalue warrants if appropriate. We record the value of warrants as deferred costs, a non-current asset on our Consolidated Balance Sheet and amortize deferred costs over the estimated economic life of the arrangements under which the warrants are issued.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we periodically review warrants for impairment whenever events or changes in circumstances indicate that the carrying amount of the warrants may not be recoverable. An assessment of warrants for impairment is subjective by nature, and significant management judgment is required to forecast future revenue streams and projected cash flows. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of warrants. See Note 13 in the Notes to Consolidated Financial Statements.

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

        We have recorded significant restructuring costs in connection with reductions in force and the consolidation of our research and development activities. In some cases, these costs were based on management estimates. See Note 15 in the Notes to Consolidated Financial Statements.

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

  Equity Investments

        Through the second quarter of fiscal 2003, we had invested $18.8 million in a number of private companies. We consider various factors in determining whether we should recognize an impairment charge related to our equity investments. These factors include an entity's cash available for operations, performance to budget, general business condition, ability to obtain additional working capital, and overall business plan. Deteriorating financial conditions of the companies in which we have invested coupled with the difficult equity financing market led to write-downs in our equity investments. As a result of our assessments, we recorded impairment charges for other-than-temporary declines in value of $1.4 million in fiscal 2002 and $12.1 million in fiscal 2003. As of May 31, 2003 and 2004, the carrying value of our equity investments were zero.

  Property and Equipment

        We record property and equipment at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets of two to five years. We amortize leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the improvements using the straight-line method.

  Goodwill and Intangible Assets

        We evaluate goodwill and intangible assets for impairment in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, respectively. In assessing the recoverability of our goodwill and other intangible assets, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The process is highly subjective by nature, and significant management judgment is required. If our estimates or related assumptions change in the future, theses changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill.

        On June 1, 2002, we adopted SFAS 142, which requires that goodwill no longer be amortized and instead, be tested for impairment on a periodic basis. We performed a goodwill impairment analysis upon adoption. The analysis resulted in an impairment charge of $209.3 million, which we reported as cumulative effect of a change in accounting principle in the first quarter of fiscal 2003.

  Excess Facilities Charges and Related Asset Impairment

        SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," was in effect through May 31, 2002. Under SFAS 121, we periodically evaluated our excess facilities and related long-lived assets for impairment, initiating a review whenever events or changes in circumstances indicated that the carrying amount of a long-lived asset might not be recoverable. Accordingly, under SFAS 121, we recorded excess facility charge and related asset impairment expenses.

        Effective June 1, 2002, we began evaluating our facilities and related long-lived assets for impairment in accordance with SFAS 144, which superseded the accounting and reporting provisions of SFAS 121. Significant management judgment is required in order to estimate the magnitude of the excess facilities charges and related asset impairment. These estimates are based on many factors, including current real estate market rates and conditions, anticipated occupancy rates, and forecasted future sublease income. As of January 1, 2003, we adopted SFAS No. 146, "Accounting for Exit or Disposal Activities," which addresses accounting for and reporting costs associated with exit or disposal activities, including excess facilities charges and related asset impairment associated with reductions in force, and nullifies EITF 94-03. See Note 14 in the Notes to Consolidated Financial Statements.

        As a result of our restructurings, we have facilities under long-term leases in excess of our needs, and we have accrued for the remaining lease commitments related to the excess facilities, net of estimated sublease income. We have also evaluated the related leasehold improvements for impairment and recorded the impairment charges accordingly. In assessing the excess facilities and related asset impairment charges, we consider many factors, including current market rates and conditions for commercial real estate in the local area and forecasted future sublease income. Significant management judgment is required in order to estimate the magnitude of these charges, and we periodically revise these estimates as necessary.

  Allowance for Doubtful Accounts

        Periodically we evaluate the adequacy of our allowance for doubtful accounts. We evaluate our accounts receivable at the end of each accounting period for amounts that we believe are subject to collection risk. We perform this evaluation by reviewing customer financial statements and available credit information, historical collection experience with each customer, and the age of each outstanding receivable. Significant management judgment is required in determining the adequacy of the allowance for doubtful accounts. Changes in market or customer conditions could affect this evaluation.

  Litigation

        Our management's estimated range of liability related to pending litigation is based on claims for which we can estimate the amount and range of loss with a reasonable degree of confidence. We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we specifically accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time the accrual is recorded. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See Notes 2 and 11 in the Notes to Consolidated Financial Statements.

  Accounting for Income Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities and assets are determined based on the differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the period in which the differences are expected to be reversed. We are required to estimate our income tax liability in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposures and assess the temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We regularly assess whether we will likely be able to use these tax assets and if we determine that we are not likely to be able to use them, we will record a valuation allowance that offsets their full value. We concluded that a full valuation allowance was required for fiscal 2004, 2003 and 2002. See Note 2 in the Notes to Consolidated Financial Statements.

  Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. The additional disclosures requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock option is less than market price of the underlying stock at the date of grant. We have not recorded compensation expenses in the periods presented because stock options were granted at their fair market value on the date of grant. See Note 2 in the Notes to Consolidated Financial Statements.

Results of Operations

  Revenues

        For fiscal 2004, 2003 and 2002, we generated license and royalty revenues by licensing our client and server software products, applications, and tools, primarily to network operators that provide television services, and, in a small number of cases, to set-top box manufacturers. We generated service revenues from consulting, maintenance, and other services provided in connection with those licenses. The adoption of EITF 01-09, and EITF 01-14 in December 2001 has affected our presentation of all revenue components for the past and current periods reported in this report. See Notes 2 and 12 in the Notes to Consolidated Financial Statements.

        As previously noted, a portion of our revenues from fiscal 2002 through 2004 and of our deferred revenue balances during those periods arose from pre-payments we received in fiscal 1999 and 2000 from a limited number of North American network operators. In some cases, we recognized revenue upon termination of a customer's right to credit these fees for software deployment or future services. Our revenues from these pre-payments (excluding any impact of warrant-related revenue offsets) declined from $9.9 million in fiscal 2003 to $1.5 in fiscal 2004. At May 31, 2004, the deferred revenue balance from the pre-payments was $5.0 million. We do not expect that our revenues will equal or exceed historical levels until we receive significant new revenue commitments from existing or new customers.

        Total revenues for the periods reported were as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
Total revenues	$8,612	$25,394	$70,463

Increase (decrease), year over year	$(16,782)	$(45,069)

Percentage increase (decrease), year over year	(66)%	(64)%

        Domestic and international revenues as a percentage of total revenues were as follows:

	Years ended May 31,
	2004	2003	2002
International revenues	89%	77%	67%
U.S.-based revenues	11%	23%	33%

Total revenues	100%	100%	100%

        License and Royalty.    License and royalty revenues for the periods reported were as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
License and royalty revenues	$(263)	$6,501	$32,251

Percentage of total revenues	(3)%	26%	46%

Decrease, year over year	$(6,764)	$(25,750)

Percentage decrease, year over year	(104)%	(80)%

        License and royalty revenues decreased in absolute dollars from fiscal 2002 to fiscal 2003 due to a significant slowdown in unit deployments, especially from our European customers, as well as lower sales of new software licenses. In addition, this decrease is due to higher levels of expiration and recognition of unused prepaid license and royalty fees of approximately $11.6 million in fiscal 2002 compared to approximately $2.5 million in fiscal 2003. Warrant-related offsets to revenues resulting from the adoption of 01-09 did not change significantly and were $5.0 million for fiscal 2002 and $4.5 million for fiscal 2003.

        License and royalty revenues decreased in absolute dollars from fiscal 2003 to fiscal 2004 due to significantly lower sales of new software licenses. In addition, this decrease is due to higher levels of expiration and recognition of unused prepaid license and royalty fees of approximately $2.5 million in fiscal 2003 compared to approximately $617,000 in fiscal 2004. Warrant-related offsets to revenues decreased from $4.5 million in 2003 to $4.1 million in fiscal 2004. License and royalty revenues were slightly negative in fiscal 2004 because warrant-related offsets exceeded the amount of new license and royalty revenue recognized during the period. We expect that license and royalty revenue will be less than recent historical levels until we receive significant new revenue commitments from existing or new customers.

        Service.    Service revenues for the periods reported were as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
Service revenues	$8,875	$18,893	$38,212

Percentage of total revenues	103%	74%	54%

Decrease, year over year	$(10,018)	$(19,319)

Percentage decrease, year over year	(53)%	(51)%

        Service revenues decreased in absolute dollars from fiscal 2002 to fiscal 2003 largely due to a slowdown in new software license sales and in software deployments by existing customers, which led to fewer professional service projects.

        Service revenues decreased in absolute dollars from fiscal 2003 to fiscal 2004 largely due to a reduction in licensing activity, which led to fewer professional service projects, as well as a strategic shift away from professional services work. We expect service revenues will be lower than recent historical levels until spending by network operators for digital infrastructure software increases.

        Service revenues increased as a percentage of total revenues reflecting the significant drop in licensing and royalty revenues. Due to many factors, including the significant headcount reduction in our professional services organization and general economic declines in our industry sector, we expect that service revenues will be less than historical levels unless the sector improves and we are able to obtain significant new customer commitments.

  Cost of Revenues

        Total cost of revenues for the periods reported was as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
Cost of revenues	$5,914	$25,577	$42,505

Percentage of total revenues	69%	101%	60%

Decrease, year over year	$(19,663)	$(16,928)

Percentage decrease, year over year	(77)%	(40)%

        License and Royalty.    Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. Cost of license and royalty revenues for the periods reported was as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
Cost of license and royalty revenues	$597	$1,315	$2,091

Percentage of license and royalty revenues	(227)%	20%	6%

Decrease, year over year	$(718)	$(776)

Percentage decrease, year over year	(55)%	(37)%

        Cost of license and royalty revenues decreased in absolute dollars from fiscal 2002 to fiscal 2003 due to the decrease in license and royalty revenues and a significant decrease in the cost of third party support during fiscal 2003. Cost of license and royalty revenues increased as a percentage of license and royalty revenues from fiscal 2002 to fiscal 2003 primarily due to the decrease in license and royalty revenues in fiscal 2003.

        Cost of license and royalty revenues decreased in absolute dollars from fiscal 2003 to fiscal 2004 due to the decrease in license and royalty revenues during fiscal 2004. Because license and royalty revenues were negative for fiscal 2004, the cost of revenues as a percentage of licensing and royalty revenues was also negative. We anticipate that cost of license and royalty revenues will fluctuate in future periods to the extent that existing and new customers deploy our software and as we integrate third-party technologies in our products.

        Service.    Cost of service revenues consists primarily of salary and other related costs for employees and external contractors. Cost of service revenues for the periods reported was as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
Cost of service revenues	$5,317	$24,262	$40,414

Percentage of service revenues	60%	128%	106%

Decrease, year over year	$(18,945)	$(16,152)

Percentage decrease, year over year	(78)%	(40)%

        Cost of service revenues decreased in absolute dollars from fiscal 2002 to fiscal 2003 primarily due to the restructuring of the professional services group, resulting in compensation and employee benefits reductions ($5.4 million), lower travel expenses ($3.2 million), and a substantial decrease in the use of external contractors ($4.6 million). The increase in cost of service revenues as a percentage of service revenues was primarily due to a 51% decrease in service revenues from fiscal 2002 to fiscal 2003.

        Cost of service revenues decreased in absolute dollars from fiscal 2003 to fiscal 2004 primarily due to continued restructuring of the professional services group, resulting in compensation and employee benefits reductions ($5.3 million), lower travel expenses ($1.6 million) and a substantial decrease in the use of external contractors ($6.7 million). In addition, other costs, which consisted primarily of non-recurring engineering expenses and other shared expenses decreased by $4.0 million.

  Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salary, employee-related expenses, and costs for external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses were as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
Research and development	$16,325	$26,080	$44,580

Percentage of total revenues	190%	103%	63%

Decrease, year over year	$(9,755)	$(18,500)

Percentage decrease, year over year	(37)%	(42)%

        Research and development expenses decreased in absolute dollars from fiscal 2002 to fiscal 2003 due to the restructuring of our research and development operation, resulting in a 58% headcount reduction and lower employee-related spending of $11.8 million. External contractor costs also decreased by 72% or $2.6 million due to a transfer of costs from research and development to cost of services in connection with a large non-recurring engineering project during the period. In addition, other costs decreased by $3.3 million due to the reduction in headcount. See Note 15 in the Notes to Consolidated Financial Statements for a detailed explanation of restructuring costs.

        Research and development expenses decreased in absolute dollars from fiscal 2003 to fiscal 2004 due to continued restructuring of our research and development operation. Although there was a 29% increase in headcount, employee-related expenses decreased by $5.7 million. In addition, other costs decreased by 37% or $2.5 million, which consisted primarily of decreased facilities and other shared expenses of $4.2 million, offset by lower costs transferred to cost of services in fiscal 2004 of $1.7 million. Depreciation expense also decreased by $841,000. While research and development expenses may increase in absolute dollars in the future, if revenues increase, we expect research and development expenses to decline as a percentage of total revenues in the long term.

        We believe that research and development spending is critical to remain competitive in the marketplace. We will continue to focus on the timely development of new and enhanced products for our customers, and we plan to continue investing at levels that are adequate to develop our technologies and product offerings.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other employee-related expenses for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, tradeshows, and regional sales offices. Sales and marketing expenses were as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
Sales and marketing	$3,007	$18,783	$26,137

Percentage of total revenues	35%	74%	37%

Decrease, year over year	$(15,776)	$(7,354)

Percentage decrease, year over year	(84)%	(28)%

        Sales and marketing expenses decreased in absolute dollars from fiscal 2002 to fiscal 2003 primarily due to a 73% reduction in headcount, which resulted in reduced salaries of $1.5 million, a $3.2 million decrease in sales commissions and bonuses due to lower sales and a reduction in other employee related expenses of $743,000. There were also decreases in external contractor expense of $390,000, bad debt expense of $323,000 and marketing communications expenses of $1.1 million.

        Sales and marketing expenses decreased in absolute dollars from fiscal 2003 to fiscal 2004 primarily due to an 80% reduction in headcount, resulting in reduced salaries of $5.0 million for fiscal 2004, a $1.2 million decrease in sales commission and bonuses, a reduction in other employee related expenses of $2.4 million, a decrease of $1.6 million in marketing communications expenses and a reduction in depreciation expense of $719,000. In fiscal 2004 we also recorded a reversal of bad debt expense of $554,000 that had been reserved in previous quarters and was no longer necessary. In addition, other costs, including facilities, decreased by $2.9 million. While sales and marketing expenses may increase in absolute dollars in the future, if revenues increase, we expect sales and marketing expenses to decline as a percentage of total revenues in the long term.

        General and Administrative.    General and administrative expenses consist primarily of salaries and other employee-related expenses for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; and non-income-based taxes. General and administrative expenses for the periods reported were as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
General and administrative	$13,266	$45,538	$12,484

Percentage of total revenues	154%	179%	18%

Increase (decrease), year over year	$(32,272)	$33,054

Percentage increase, year over year	(71)%	265%

        General and administrative expenses increased in absolute dollars from fiscal 2002 to fiscal 2003, primarily due to a charge of $25.0 million in fiscal 2003 for an estimated liability associated with our shareholder litigation. In addition, in fiscal 2003, we incurred $7.5 million in legal and accounting fees in connection with our audit committee investigation, resulting financial restatement, and related litigation. Legal expenses incurred in connection with the OpenTV patent litigation were $1.5 million in fiscal 2003.

        As mentioned above, general and administrative expenses for fiscal 2003 included a $25.0 million estimated liability associated with our shareholder litigation; there was no such expense in fiscal 2004. In addition, general and administrative expenses decreased from fiscal 2003 to fiscal 2004, in part due to the restructuring of our business, resulting in decreases in employee related expenses, depreciation and other costs. We incurred significant legal expenses in fiscal 2003 and 2004 in connection with the OpenTV patent litigation, the accounting restatement and resulting shareholder litigation and SEC investigation and other matters. In addition, for fiscal 2004 we incurred legal expenses in connection with the Chapter 11 bankruptcy proceedings. In the near term, we believe that general and administrative expenses will continue to be higher than usual until the conclusion of the bankruptcy and litigation matters described in this report.

        Amortization of Deferred Costs Related to Warrants.    We amortize deferred costs related to warrants over their estimated useful lives, which are generally five years. Amortization expense consists of the portion of periodic expense for warrants that is not an offset to revenues. See Note 12 in the Notes to Consolidated Financial Statements. Amortization included in operating expenses was as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
Amortization of deferred costs related to warrants	$1,831	$3,837	$12,047

Percentage of total revenues	21%	15%	17%

Decrease, year over year	$(2,006)	$(8,211)

Percentage decrease, year over year	(52)%	(68)%

        Amortization expense of deferred costs related to warrants decreased in absolute dollars from fiscal 2002 to fiscal 2003 as a direct result of a $44.8 million reduction in the carrying value due to impairment in the second quarter of fiscal 2002. This action reduced the amount of amortization we record each quarter by $3.6 million.

        Amortization expense of deferred costs related to warrants decreased in absolute dollars from fiscal 2003 to fiscal 2004 as a result of further impairment of the carrying value of deferred costs related to warrants of $5.0 million in the second quarter of fiscal 2004. We recorded this impairment expense related to warrants granted to non-U.S. customers based on our strategy to focus on the U.S. cable market. Amortization expense of deferred costs related to warrants may increase if additional warrants are accelerated or modified and to the extent that amortization expense related to these warrants is classified as an expense rather than as an offset to revenues.

        Restructuring Costs.    Restructuring costs include severance costs and other costs. Severance costs include those expenses related to severance pay and related employee benefit obligations, including the acceleration of certain stock option grants in connection with terminated employees. Other costs related to restructuring include the write-down of intangible assets, disposal of fixed assets, and amounts paid in connection with terminated contracts. See Note 15 in the Notes to Consolidated Financial Statements.

        We recorded $3.1 million of restructuring costs for fiscal 2002, which consisted of the components set forth in the table below. We recorded $8.6 million of restructuring costs for fiscal 2003, which consisted of employee severance and related expenses. We recorded $1.4 million of restructuring costs for fiscal 2004, which also consisted of employee and related expenses.

        The following table show the components of restructuring costs for fiscal 2004, 2003 and 2002 (in thousands):

	Years ended May 31
	2004	2003	2002
Salaries and employee-related expenses	$1,406	$8,586	$978
Disposal of fixed assets	—	—	616
Write-down of intangible assets	—	—	500
Lease commitments	—	—	438
Acceleration of certain stock option grants	—	—	281
Other	—	—	262

Restructuring costs	$1,406	$8,586	$3,075

        Amortization of Goodwill and Intangible Assets.    Goodwill and intangible assets represent the purchase price of companies that we have acquired in excess of identified tangible assets. Intangible assets are amortized over three years. See Note 5 in the Notes to Consolidated Financial Statements. From our inception through May 31, 2004, we have recorded goodwill and intangible assets related to four acquisitions:

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

  •
  In August 2002, we acquired the outstanding capital stock of Sigma Systems and recorded $34.6 million of goodwill and $9.8 million of intangible assets. As of May 31, 2004 these amounts have been reclassed as discontinued operations, and therefore are not reflected in the table below.

        The components of amortization of goodwill and intangible assets for the periods reported were as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
Goodwill amortization expense	$—	$—	$217,718
Intangible assets amortization expense	22	1,604	3,024

Amortization of goodwill and intangible assets	$22	$1,604	$220,742

Percentage of total revenues	0%	7%	313%

Decrease, year over year	$(1,582)	$(219,138)

Percentage decrease, year over year	(99)%	(99)%

        We adopted SFAS 142 on June 1, 2002. In accordance with the provisions of SFAS 142, goodwill is no longer subject to amortization, therefore eliminating amortization expense of $202.6 million for fiscal 2003. In fiscal 2004, we amortized the remaining value of the intangibles related to MoreCom, bringing the book value to zero at the end of fiscal 2004. See Note 3 in the Notes to Consolidated Financial Statements.

        Impairment of Warrants.    In fiscal 2002, we recorded warrant-related asset impairment expense of $44.8 million. This impairment charge reduced the carrying value of certain warrant-related assets to a level equal to the expected associated future revenues. There was no warrant-related asset impairment expense for fiscal 2003. In fiscal 2004, we recorded an impairment expense of $5.0 million related to warrants granted to non-U.S. customers based on our strategy to focus on the U.S. cable market. Accordingly, the carrying value of the warrants granted to our non-U.S. customers was written off because there were no future revenues anticipated from these customers.

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

	Years ended May 31,
	2004	2003	2002
Amortization of deferred stock-based compensation	$10	$1,299	$1,669

Percentage of total revenues	0%	5%	2%

Decrease, year over year	$(1,289)	$(370)

Percentage decrease, year over year	(99)%	(22)%

        The decrease in amortization for deferred stock-based compensation for each of the fiscal years was attributable to employee terminations and, to a lesser extent, to the completion of vesting of certain employee options.

        Excess Facilities Charges and Related Asset Impairment.    We have existing commitments to lease office space at our former headquarters in San Carlos, California and our U.K. sales office significantly in excess of our needs for the foreseeable future and do not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future. For fiscal 2002, we recorded excess facilities charges and related asset impairment of $9.9 million. Of that amount, $9.3 million related to a change in estimated future income from excess facilities and represented the remaining lease commitment on the excess facilities, net of expected sublease income. Additionally, $600,000 of that amount related to the impairment of certain long-lived assets, including leasehold improvements related to the excess facilities. For fiscal 2003, we recorded excess facility charges and related asset impairment of $25.1 million. This charge was primarily driven by the fact that we vacated additional space in our former headquarters facility in fiscal 2003 as a result of our restructuring and related reductions in workforce. In addition, with continued unfavorable trends in the commercial real estate markets, we adjusted our estimated timeframes to sublease our excess space and adjusted our anticipated sublease rates downward. In fiscal 2004, we recorded additional excess facilities charges of $4.0 million, which included the write-off of the remaining leasehold improvements related to the San Carlos, California facility, vacating excess office space in the U.K. and adjustments to our previous estimates of sublease income. We did not adjust this liability as of May 31, 2004 for additional space vacated in Q4 FY04 or for the potential savings related to the rejection of this lease under the U.S. Bankruptcy Code. We may make future adjustments to excess facilities based on the outcome of the bankruptcy proceeding.

  Interest Income (Expense), Net

        Interest income (expense), net consists of interest earned on our cash, cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income (expense), net for the periods reported was as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
Interest income (expense), net	$2,207	$6,977	$15,968

Percentage of total revenues	26%	27%	23%

Decrease, year over year	$(4,770)	$(8,991)

Percentage decrease, year over year	(68)%	(56)%

        Interest income (expense), net decreased from fiscal 2002 to fiscal 2003 and from fiscal 2003 to fiscal 2004, primarily due to lower cash balances, declining interest rates, and the reinvestment of some of our longer-term investments previously invested at higher yields.

  Other Income (Expense), Net

        Other income (expense), net consists of write-downs of equity investments that have been permanently impaired, losses on disposals of fixed assets, foreign currency exchange gains and losses, and other non-operating income and expenses. The components of other expense, net for the periods reported was as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
Other income (expense)	$48	$231	$54
Loss on equity investments	—	(12,128)	(1,400)
Gain (loss) on fixed assets	(85)	(481)	(1,144)
Foreign exchange gain (loss)	567	(1,650)	(308)

Other income (expense), net	$530	$(14,028)	$(2,798)

Percentage of total revenues	6%	(55)%	(4)%

Increase (decrease), year over year	$14,558	$(11,230)

Percentage increase (decrease), year over year	104%	(401)%

        Other expense of $2.8 million in fiscal 2002 was primarily due to a write-down of equity investments of $1.4 million and a loss on disposal of fixed assets of $1.1 million.

        Other expense of $14.0 million in fiscal 2003 was primarily due to a write-down of equity investments of $12.1 million and foreign exchange losses of $1.7 million. Deteriorating financial conditions of the companies in which we have invested coupled with the difficult equity financing market led to the write-downs in fiscal 2003. See Note 2 in the Notes to Consolidated Financial Statements.

        Other income of $530,000 in fiscal 2004 was primarily due to foreign currency exchange gains of $567,000 from British pounds and Canadian dollars.

  Income Tax Provision

        Income tax provision consists of foreign withholding tax expense and foreign and state income taxes. Income tax provision for the periods reported was as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
Income tax provision	$138	$1,560	$737

        The income tax provision increased in absolute dollars from fiscal 2002 to 2003 primarily due to increased foreign revenues and operating activities, resulting in increased foreign withholding and state income taxes. The income tax provision decreased from fiscal 2003 to 2004 primarily due to lower foreign and state incomes taxes resulting from the restructuring of our business and the receipt of tax credits related to foreign research and development. See Note 16 in the Notes to Consolidated Financial Statements.

  Discontinued Operations

        In May 2003, we sold Bill-Care, a business unit of Sigma Systems we acquired in August 2002. In November 2003, we sold the OSS business and related assets, which we had also acquired in August 2002. Pursuant to SFAS 144, amounts in the financial statements and related notes have been reclassified to reflect the discontinued operations. Operating results for the discontinued operations are reported, net of tax, under "Loss from discontinued operations" on the consolidated statement of operations beginning in our fourth quarter of fiscal 2003. For fiscal 2004 and fiscal 2003, the loss from discontinued operations was $3.1 million and $50.1 million, respectively. Related assets and liabilities are classified as "Assets of discontinued operations" and "Liabilities of discontinued operations," respectively, in the Consolidated Balance Sheets. See Note 4 in the Notes to Consolidated Financial Statements.

  Change in Accounting Principle

        On June 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." Upon adoption, we tested goodwill and other intangible assets for impairment with the assistance of an outside valuation firm. At that time, we operated within one reporting unit, as defined by SFAS 142, and therefore, goodwill was considered enterprise goodwill. As required under SFAS 142, we first compared the book value of the enterprise to the fair value. We determined that our market capitalization was a good indicator of fair value, and to verify this, we analyzed the enterprise value-to-revenue multiples of several public companies and we also performed a discounted cash flow analysis. We failed the SFAS 142 Step 1 test. We then proceeded to Step 2, starting with the value obtained in Step 1. The net result was an implied negative goodwill value as of June 1, 2002. Based on the results of this analysis, we recorded a charge of $209.3 million in fiscal 2003, which is reflected as "Cumulative effect of change in accounting principle" in our statement of operations.

Liquidity and Capital Resources

  Cash Flows

        Our principal source of liquidity as of May 31, 2004 was cash, cash equivalents and liquid investments of $215.9 million. In addition, we had $10.9 million of cash that primarily secures obligations under two office leases. Through the end of fiscal 2004, we raised cash to fund our operations through a series of public and private offerings of our securities.

        Cash Flows From Operating Activities.    For fiscal 2002, net cash used in operating activities of $60.9 million included a net loss of $335.1 million, which included $295.7 million of non-cash adjustments to reconcile net loss to net cash used in operating activities. Other uses of cash included a $28.7 million decrease in deferred revenues and a $2.0 million increase in accounts receivable and other current assets. These uses were offset by a $6.4 million increase in other long-term liabilities (related to our excess facilities), a $2.0 million decrease in prepaid expenses, and an increase of $942,000 in accounts payable.

        For fiscal 2003, net cash used in operations was $80.7 million. The net loss of $399.3 million included a cumulative effect of change in accounting principle of $209.3 million, non-cash charges of $37.9 million from discontinued operations, and $56.2 million of other non-cash charges to reconcile net loss to net cash used in operations. Other uses of cash included a $14.9 million reduction in deferred revenues, a $3.5 million decrease in accrued payroll and related expenses and a $2.1 million decrease in other long-term liabilities. These uses were offset by a $9.6 million decrease in accounts receivable due to lower revenue, $3.9 million decrease in prepaid expenses and other current assets, and a $22.2 million increase in accrued liabilities (related to our excess facilities).

        For fiscal 2004, net cash used in operating activities of $53.1 million included a net loss of $33.4 million, which included $9.0 million of non-cash adjustments to reconcile net loss to net cash used in operating activities. Other uses of cash included a $23.0 million decrease in accrued liabilities (including $17.9 million payment of premium on a loss mitigation insurance policy related to shareholder litigation), a $4.5 million decrease in deferred revenues, a $3.0 million decrease in other long term liabilities and $877,000 decrease in accrued payroll and related expenses. These uses were offset by a $1.5 million increase in accounts payable and other current assets and a $706,000 increase in accounts receivable.

        Cash Flows From Investing Activities.    For fiscal 2002, net cash provided by investing activities of $36.7 million included $415.9 million of proceeds received from the maturation of investments, offset by $371.2 million used to purchase investments, $5.7 million used to purchase property and equipment, and $1.9 million used to purchase equity investments.

        For fiscal 2003, net cash provided by investing activities of $239.7 million included $279.3 million of proceeds received from the maturation of investments and $1.4 million of proceeds from notes receivable, net, offset by $38.1 million (net of cash received) used to acquire Sigma Systems, $1.8 million used to purchase equity investments, and $1.1 million used to purchase property and equipment.

        For fiscal 2004, net cash provided by investing activities of $6.2 million included $8.1 million proceeds from the sale of our BillCare and OSS businesses, offset by a $1.6 million increase in restricted cash and $1.0 million used to purchase property and equipment.

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

        For fiscal 2004, net cash provided by financing activities of $2.3 million was primarily from the issuance of common stock upon exercise of employee stock options.

Cash Requirements

        Since our incorporation, we raised a significant amount of capital by selling small equity positions to a number of investors, by issuing shares of our stock to the public, by conducting a secondary public offering, and through private offerings of our stock. In addition to funding normal operating expenses, we anticipate that we will use this cash to finance our operations, pay outstanding commitments, and acquire products and technologies to complement our existing business. We believe that the net proceeds from our various offerings, together with cash and cash equivalents generated from operations, if any, will be sufficient to meet our working capital requirements for the next twelve months. In fiscal 2005, we expect to continue to use net cash to fund our operating activities.

Contractual Obligations

        A summary of our future contractual obligations as of May 31, 2004, some of which are discussed in more detail below, are as follows (in thousands):

		Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases(1)	$52,349	$10,397	$21,269	$20,683	$—

Total contractual obligations	$52,349	$10,397	$21,269	$20,683	$—

(1)
We previously leased approximately 181,000 square feet of office space for our former headquarters and development center in San Carlos, California. On June 7, 2004, the U.S. Bankruptcy Court granted our motion to reject this lease. However, the landlord has appealed that decision and has filed a motion to dismiss our Chapter 11 case. At a hearing on August 12, 2004, the Bankruptcy Court issued a tentative ruling indicating that it was inclined to abstain from exercising jurisdiction with respect to Liberate's bankruptcy case for some period of time, subject to the possibility of resuming the exercise of jurisdiction for the limited purpose of a potential sale of Liberate's assets. The Court has set the matter for final hearing on August 30, 2004. Although Liberate is opposing the motion to dismiss and the Court's tentative ruling, the motion may be granted or the Court may adopt the tentative ruling, in which case (absent a stay or a reversal on appeal) Liberate would not be able to realize savings or the other benefits of a Chapter 11 proceeding. For example, Liberate's liability under the San Carlos lease would not be capped pursuant to Chapter 11 and Liberate would continue to be liable for its obligations under that lease in accordance with the terms thereof (which over the life of the lease could be up to approximately $45.3 million, including common area maintenance expenses). We have accrued $25.4 million as excess facilities provision included in liabilities subject to compromise.

Off Balance Sheet Arrangements

        We have no material off balance sheet arrangements other than operating leases with third parties.

Subsequent Developments

  Contractual Obligations

        On June 7, 2004, the U.S. Bankruptcy Court granted our motion to reject the lease for our former headquarters in San Carlos, California. However, the landlord has appealed that decision and has filed a motion to dismiss our Chapter 11 case. At a hearing on August 12, 2004, the Bankruptcy Court issued a tentative ruling indicating that it was inclined to abstain from exercising jurisdiction with respect to Liberate's bankruptcy case for some period of time, subject to the possibility of resuming the exercise of jurisdiction for the limited purpose of a potential sale of Liberate's assets. The Court has set the matter for final hearing on August 30, 2004. Although Liberate is opposing this motion and the Court's tentative ruling, the motion may be granted or the Court may adopt the tentative ruling, in which case (absent a stay or a reversal on appeal) Liberate would not be able to realize savings or the other benefits of a Chapter 11 proceeding. For example, Liberate's liability under the San Carlos lease would not be capped pursuant to Chapter 11 and Liberate would continue to be liable for its obligations under that lease in accordance with the terms thereof (which over the life of the lease could be up to approximately $45.3 million, including common area maintenance expenses). We have accrued $25.4 million as excess facilities provision included in liabilities subject to compromise.

  Short-term Bank Borrowings

        Under the lease agreement for our former headquarters in San Carlos, California, we have maintained an irrevocable letter of credit from our bank in the amount of $8.8 million as a security deposit. We vacated the San Carlos facility in March 2004 and ceased rent payment effective April 1, 2004. Our former landlord has drawn against the letter of credit for the unpaid rent, net of sublease income from the facility. As of May 31, 2004, we had a short-term borrowing of $608,000 from the bank for the amounts drawn by our former landlord against the letter of credit but not yet repaid by us to the bank. In June 2004, we incurred additional short-term borrowing of $610,000 from the bank for additional amounts drawn by the former landlord against the letter of credit. As of July 31, 2004, the total principal amount of this short-term borrowing was $1.2 million. The short-term borrowing bears interest at prime rate plus two percent. In June 2004, we entered into a stipulation for relief from the automatic stay, which allows the bank to use our corresponding restricted cash balance to settle the existing and future amounts drawn against the letter of credit. The stipulation was approved by the Bankruptcy Court in August 2004.

  Class-Action Litigation

        In August 2004, we entered into a memorandum of understanding with counsel for the securities class action plaintiffs to settle the securities class action for a payment of $13.8 million. This proposed settlement is subject to and will be effective only if and when, among other things, the parties execute final settlement documents and obtain approval from the United States Bankruptcy Court for the Northern District of California and the United States District Court for the Northern District of California. If the proposed settlement does not become effective, the securities class action will continue. The proposed settlement of the federal securities class action does not cover or settle the state derivative action.

        In the event the proposed settlement of the securities class action does not become effective, the possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could harm our financial condition, results of operations, and cash flows. The timing of the final resolution of these proceedings is uncertain.

Quarterly Results of Operations (Unaudited)

        The following table incorporates the unaudited consolidated quarterly financial data from the periods indicated. We derived this table from our consolidated financial statements, and, in our opinion, it includes all adjustments, which consist of only normal recurring adjustments, necessary to present fairly the financial results for the periods.

Consolidated Statements of Operations
(In thousands)
Unaudited

	Quarters Ended
	May 31, 2004	Feb. 29, 2004	Nov. 30, 2003	Aug. 31, 2003	May 31, 2003	Feb. 28, 2003	Nov. 30, 2002		Aug. 31, 2002
Revenues:
License and royalty	$1,412	$(54)	$(697)	$(924)	$868	$2,077	$2,549		$1,007
Service	2,765	1,756	1,885	2,469	4,201	3,250	3,448		7,994

Total revenues	4,177 (1)	1,702	1,188	1,545	5,069	5,327	5,997		9,001

Cost of revenues:
License and royalty	32	206	208	151	214	257	412		432
Service	957	1,549	1,368	1,443	2,798	4,240	6,164		11,060

Total cost of revenues	989	1,755	1,576	1,594	3,012	4,497	6,576		11,492

Gross margin	3,188	(53)	(388)	(49)	2,057 (2)	830	(579)		(2,491)

Operating expenses:
Research and development	3,989	5,022	3,647	3,667	4,214	5,485	8,258	(3)	8,122
Sales and marketing	(129)	703	1,004	1,429	2,696	4,258	6,132	(3)	5,697
General and administrative	939	3,667	4,479	4,181	30,634 (8)	5,858	5,371	(4)	3,676
Amortization of deferred costs related to warrants	—	—	1,027	804	1,048	841	1,006		941
Restructuring costs	(41)	86	881	480	2,116	4,412	22		2,036
Amortization of goodwill and intangible assets	—	—	—	22	137	479	478		576 (5)
Impairment of warrants	—	—	4,969	—	—	—	—		—
Amortization of deferred stock-based compensation	—	—	—	10	282	254	352		411
Excess facilities charges and related asset impairment	3,429	—	593	—	8,718	(127)	(587)		17,090

Total operating expenses	8,187	9,478	16,600	10,593	49,845	21,460	21,032		38,549

Loss from operations	(4,999)	(9,531)	(16,988)	(10,642)	(47,788)	(20,630)	(21,611)		(41,040)
Reorganization items, net	(304)	—	—	—	—	—	—		—
Interest income (expense), net	513	504	573	617	1,058	1,441	1,976		2,502
Other income (expense), net	(106)	1,184	(173)	(375)	(4,804)	(2,657)	(7,110	)(6)	542

Loss from continuing operations before income tax provision	(4,896)	(7,843)	(16,588)	(10,400)	(51,534)	(21,846)	(26,745)		(37,996)
Income tax provision	157	(122)	—	103	517	238	407		398

Loss from continuing operations	(5,053)	(7,721)	(16,588)	(10,503)	(52,051)	(22,084)	(27,152)		(38,394)
Loss from discontinued operations, net of tax	—	—	(992)	(2,083)	(40,022)	(3,999)	(4,460)		(1,629)
Gain (loss) on sale of discontinued operations, net of tax	252	249	9,037	—	(177)	—	—		—
Net loss before cumulative effect of a change in accounting principle	(4,801)	(7,472)	(8,543)	(12,586)	(92,250)	(26,083)	(31,612)		(40,023)

Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	—		(209,289)

Net loss	$(4,801)	$(7,472)	$(8,543)	$(12,586)	$(92,250)	$(26,083)	$(31,612)		$(249,312)

Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.08)	$(0.12)	$(0.89)	$(0.25)	$(0.30)		$(2.35)

Shares used in computing basic and diluted net loss per share	105,495	105,204	104,515	104,006	104,006	104,006	103,922		106,051

(1)
Revenues increased in Q4 FY04 due to recognition of approximately $2.3 million of revenues that had been deferred pending customer acceptance of services work and resolution of customer claims and uncertainties.

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

(6)
Other income (expense), net was lower in Q2 FY03 due to the write-down of equity investments.

(7)
In June 2002, we adopted SFAS 142 and recorded a charge for impairment of goodwill related to our MoreCom and SourceSuite acquisitions.

(8)
Q4 FY03 included a charge of $25.0 million for an estimated liability associated with shareholder litigation.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143, "Accounting for Asset Retirement Obligations." FAS 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. We adopted FAS 143 for our quarter ended November 30, 2003, and adoption did not materially affect our financial position, results of operations, or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that involuntarily terminated employees receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 prospectively changes the timing of when restructuring charges are recorded from the commitment date to the date that liability is incurred. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of annual periods ending after December 15, 2002, but had no impact on the Company. The adoption of FIN No. 45 did not have a material effect on the Company's financial position or results of operations.

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

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and in December 2003 the FASB issued FIN 46-R, a revised interpretation of FIN 46. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46-R must be applied in the year ending December 31, 2004. The adoption of this standard did not have an impact on the Company's financial position or results of operations since the Company has not invested in any variable interest entities.

        In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The adoption of FAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition." SAB 104 supersedes Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. As a result, the adoption of this pronouncement did not have any impact on the Company's consolidated financial statements.

        In April 2004, the EITF issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and our earnings when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this standard did not have any impact on the resulting earnings per share of the periods presented.

Cumulative Effect of Change in Accounting Principle

        On June 1, 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142. SFAS 141 requires us to account for all business combinations initiated after June 30, 2001 using the purchase method of accounting. Under SFAS 142, we no longer amortize the remaining balances of goodwill. Rather, we tested goodwill for impairment immediately upon the date of adoption and will continue to test goodwill for impairment at least once a year. Under SFAS 141 and SFAS 142, the value of an assembled workforce is no longer considered an identifiable intangible asset with a definite useful life, and accordingly, we reclassified the net balance of $526,000 to goodwill as of June 1, 2002.

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

        As required by SFAS 142, a reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce is as follows (in thousands, except per share data):

	Years ended May 31,
	2004	2003	2002
Net loss, as reported	$(33,402)	$(399,257)	$(335,087)
Add back:
Amortization of goodwill and assembled workforce, net of tax	—	—	217,718
Cumulative effect of change in accounting principle	—	209,289	—

Loss before cumulative effect of change in accounting principle, as adjusted	$(33,402)	$(189,968)	$(117,369)

Basic and diluted net loss per share, as reported	$(0.32)	$(3.82)	$(3.16)
Add back:
Amortization of goodwill and assembled workforce, net of tax	—	—	2.05
Cumulative effect of change in accounting principle	—	2.00	—

Loss per share before cumulative effect of change in accounting principle, as adjusted	$(0.32)	$(1.82)	$(1.11)

Shares used in computing per share amounts	104,805	104,500	106,144

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        As of May 31, 2004, our investment portfolio consisted primarily of U.S. government obligations, included under cash equivalents which may increase or decrease in value if interest rates change prior to maturity. We do not maintain any derivative financial instruments in our investment portfolio. We are averse to principal loss and seek to preserve our invested funds by limiting the default risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition and results of operations.

Foreign Currency Risk

        We transact business in various foreign currencies and, accordingly, are subject to adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on revenues has not been material as we generally conduct our revenue transactions in U.S. dollars. Our foreign subsidiaries are fully integrated entities reporting, whose functional currency is the local currency, we translate assets and liabilities to U.S. dollars using the period-end exchange rates and translate revenues and expenses to U.S. dollars using average exchange rates during the period. We report exchange gains and losses arising from translation of foreign subsidiary financial statements as a separate component of our Consolidated Statements of Stockholders' Equity. We do not currently use financial instruments to hedge these operating expenses.

Equity Price Risk

        The estimated fair value of our equity investments was zero as of May 31, 2003 and 2004, which reflects write-downs of $5.3 million in fiscal 2001, $1.4 million in fiscal 2002, and $12.1 million in fiscal 2003 relating to the impairment of the estimated fair value of our equity investments. Therefore we are not subject to material risk of equity price fluctuation. We currently do not expect to make any new equity investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Liberate Technologies:

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 on page 47 present fairly, in all material respects, the financial position of Liberate Technologies and its subsidiaries at May 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 of the Notes to Consolidated Financial Statements, of the accompanying consolidated financial statements, effective June 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142.

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
 August 12, 2004

LIBERATE TECHNOLOGIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	May 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$215,877	$261,689
Accounts receivable, net of allowance for doubtful accounts of $30 and $569 as of May 31, 2004 and 2003, respectively	3,143	3,310
Prepaid expenses and other current assets	1,817	3,069
Assets of discontinued operations	—	6,936

Total current assets	220,837	275,004
Property and equipment, net	1,851	6,113
Intangible assets, net	—	22
Deferred costs related to warrants	3,583	14,449
Restricted cash	10,869	9,249
Other assets	268	131

Total assets	$237,408	$304,968

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$686	$1,888
Accrued liabilities	3,234	39,442
Accrued payroll and related expenses	370	1,562
Short-term borrowing from bank	608	—
Deferred revenues	6,137	10,619
Liabilities of discontinued operations	—	5,375

Total current liabilities	11,035	58,886
Long-term excess facilities charges	631	22,330
Other long-term liabilities	—	2,242

Total liabilities not subject to compromise	48,472	83,458

Liabilities subject to compromise	36,806	—

Total liabilities	48,472	83,458

Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.01 par value; authorized—200,000,000 shares; outstanding—105,512,268 shares as of May 31, 2004 and 104,006,079 shares as of May 31, 2003	1,055	1,040
Contributed and paid-in capital	1,503,113	1,490,125
Deferred stock-based compensation	(8,453)	(194)
Accumulated other comprehensive income (loss)	(2,112)	1,804
Accumulated deficit	(1,304,667)	(1,271,265)

Total stockholders' equity	188,936	221,510

Total liabilities and stockholders' equity	$237,408	$304,968

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended May 31,
	2004	2003	2002
Revenues:
License and royalty	$(263)	$6,501	$32,251
Service	8,875	18,893	38,212

Total revenues	8,612	25,394	70,463

Cost of revenues:
License and royalty	597	1,315	2,091
Service	5,317	24,262	40,414

Total cost of revenues	5,914	25,577	42,505

Gross margin	2,698	(183)	27,958

Operating expenses:
Research and development	16,325	26,080	44,580
Sales and marketing	3,007	18,783	26,137
General and administrative	13,266	45,538	12,484
Amortization of deferred costs related to warrants	1,831	3,837	12,047
Restructuring costs	1,406	8,586	3,075
Amortization of goodwill and intangible assets	22	1,670	220,742
Impairment of warrants	4,969	—	44,840
Amortization of deferred stock-based compensation	10	1,299	1,669
Excess facilities charges and related asset impairment	4,022	25,094	9,904

Total operating expenses	44,858	130,887	375,478

Loss from operations	(42,160)	(131,070)	(347,520)
Reorganization items, net	(304)	—	—
Interest income (expense), net	2,207	6,977	15,968
Other income (expense), net	530	(14,028)	(2,798)

Loss from continuing operations before income tax provision	(39,727)	(138,121)	(334,350)
Income tax provision	138	1,560	737

Loss from continuing operations	(39,865)	(139,681)	(335,087)
Loss from discontinued operations, net of tax	(3,075)	(50,110)	—
Gain (loss) on sale of discontinued operations, net of tax	9,538	(177)	—

Net loss before cumulative effect of a change in accounting principle	(33,402)	(189,968)	(335,087)
Cumulative effect of a change in accounting principle, net of tax	—	(209,289)	—

Net loss	$(33,402)	$(399,257)	$(335,087)

Basic and diluted net loss per share:
Continuing operations	$(0.38)	$(1.34)	$(3.16)
Discontinued operations	0.06	(0.48)	—
Cumulative effect of change in accounting principle	—	(2.00)	—

Basic and diluted net loss per share	$(0.32)	$(3.82)	$(3.16)

Shares used in computing basic and diluted net loss per share	104,805	104,500	106,144

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common stock
					Accumulated other comprehensive income (loss)
	Number of shares	Amount	Contributed and paid-in capital	Deferred stock-based compensation		Accumulated deficit	Total stockholders' equity
Balance, May 31, 2001	104,702,095	$1,047	$1,488,007	$(3,087)	$636	$(536,921)	$949,682
Issuance of stock related to stock option exercises and ESPP	2,881,024	29	9,389	—	—	—	9,418
Issuance of warrants	—	—	260	—	—	—	260
Modification of stock options related to employee reduction in force and remeasurement	—	—	195	—	—	—	195
Reduction of deferred stock-based compensation related to employee terminations	—	—	(255)	255	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,669	—	—	1,669
Foreign currency translation adjustment	—	—	—	—	(118)	—	(118)
Net loss	—	—	—	—	—	(335,087)	(335,087)

Balance, May 31, 2002	107,583,119	1,076	1,497,596	(1,163)	518	(872,008)	626,019
Issuance of stock related to stock option exercises and ESPP	386,740	4	408	—	—	—	412
Stock repurchase	(3,963,780)	(40)	(9,916)	—	—	—	(9,956)
Sigma options assumed	—	—	1,888	(184)	—	—	1,704
Modification of stock options related to employee reduction in force and remeasurement	—	—	390	(390)	—	—	—
Reduction of deferred stock-based compensation related to employee terminations	—	—	(241)	241	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,302	—	—	1,302
Foreign currency translation adjustment	—	—	—	—	1,286	—	1,286
Net loss	—	—	—	—	—	(399,257)	(399,257)

Balance, May 31, 2003	104,006,079	1,040	1,490,125	(194)	1,804	(1,271,265)	221,510
Issuance of stock to executive	103,000	1	349	—	—	—	350
Grant and release of stock related to stock units	220,781	2	10,404	(10,406)	—	—	—
Stock award grants surrendered by employees in consideration of taxes payable	—	—	(299)	—	—	—	(299)
Amortization of deferred stock-based compensation, net of cancellations	—	—	(25)	2,009	—	—	1,984
Issuance of stock related to stock option exercises	1,182,408	12	2,559	—	—	—	2,571
Foreign currency translation adjustment	—	—	—	—	(3,895)	—	(3,895)
Unrealized loss on marketable securities	—	—	—	—	(21)	—	(21)
Sigma options transferred				138			138
Net loss	—	—	—	—	—	(33,402)	(33,402)

Balance, May 31, 2004	105,512,268	$1,055	$1,503,113	$(8,453)	$(2,112)	$(1,304,667)	$188,936

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended May 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(33,402)	$(399,257)	$(335,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle	—	209,289	—
Non-cash charges, discontinued operations	(8,186)	37,928	—
Amortization of goodwill and intangible assets	22	1,670	220,742
Warrant-related asset impairment	4,969	—	44,840
Amortization of deferred costs related to warrants	5,897	8,342	15,873
Depreciation and amortization	2,657	6,536	7,946
Reorganization items	321	—	—
Write-off of acquired in-process research and development	—	300	—
Non-cash stock-based compensation expense	1,978	1,302	1,669
Issuance of stock to executive	350	—	—
Non-cash restructuring costs	—	—	1,409
Write-offs of equity investments	—	12,128	1,400
Loss on disposal of property and equipment	57	547	1,144
Long-lived asset impairment charge	2,447	25,094	601
Provision (reversal) for doubtful accounts, net of amounts written off	(539)	18	57
Provision for shareholder notes	—	277	—
Accrued interest on shareholder notes	—	(42)	—
Amortization of investment discount	(616)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	706	9,647	(1,977)
Prepaid expenses and other current assets	252	3,910	1,892
Other assets	(130)	561	(181)
Accounts payable	1,501	(579)	942
Accrued liabilities	(23,021)	22,165	232
Accrued payroll and related expenses	(877)	(3,511)	(10)
Deferred revenues	(4,482)	(14,852)	(28,745)
Other long-term liabilities	(3,016)	(2,148)	6,366

Net cash used in operating activities	(53,112)	(80,675)	(60,887)

Cash flows from investing activities:
Proceeds from the maturation of investments	267,000	279,286	415,905
Proceeds from sale of discontinued operations(1)	8,075	—	—
Purchases of investments	(266,384)	—	(371,173)
Cash used to acquire Sigma Systems Group (Canada), net	—	(38,085)	—
Purchases of property and equipment	(951)	(1,090)	(5,722)
Proceeds from sale of fixed assets	103	64	—
Purchases of equity investments	—	(1,777)	(1,851)
Proceeds from notes receivable, net	—	1,383	—
Increase in restricted cash	(1,620)	(50)	(411)

Net cash provided by investing activities	6,223	239,731	36,748

Cash flows from financing activities:
Proceeds from issuance of common stock	2,571	412	9,418
Stock units surrendered in consideration of taxes payable	(299)	—	—
Principal payments on capital lease obligations	(6)	(300)	(755)
Repurchase of common stock	—	(9,956)	—

Net cash provided by financing activities	2,266	(9,844)	8,663

Effect of exchange rate changes on cash	(1,189)	1,081	(117)

Net increase (decrease) in cash and cash equivalents	(45,812)	150,293	(15,593)
Cash and cash equivalents, beginning of year	261,689	111,396	126,989

Cash and cash equivalents, end of year	$215,877	$261,689	$111,396

Supplemental cash activities:
Cash paid for income taxes	$272	$696	$593

Cash paid for interest	$1	$108	$190

Supplemental non-cash activities:
Issuance of restricted stock units	$10,406	$—	$—

(1)
Liberate has disposed of its Bill-Care and OSS operations, which were part of the acquisition of Sigma Systems Group (Canada)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business

        Liberate Technologies ("Liberate," "we," "us," or "our"), together with its wholly-owned subsidiaries, is a provider of software and services for digital cable systems. Based on industry standards, our software enables cable operators to run multiple applications and services—including interactive programming guides, high definition television, video on demand, personal video recorders, and games-on multiple platforms.

        Liberate began operations in late 1995 as a division of Oracle, developing client and server software for the consumer, enterprise, and educational markets. In April 1996, the company separately incorporated in Delaware as Network Computer, Inc., and on May 11, 1999, it changed its name to Liberate Technologies.

        Our headquarters is located in San Mateo, California. As of May 31, 2004, we had a development center in Canada and sales and customer support offices in the U.K..

Proceedings under Chapter 11 of the U.S. Bankruptcy Code

        During the period from January through April of 2004, Liberate's Board of Directors, management and professional advisors analyzed and considered the various options and alternatives for Liberate's business. In February 2004, Liberate retained Allen & Company LLC as investment bankers to advise Liberate's Board of Directors and management on potential strategic alternatives. In April 2004, Liberate's directors and officers concluded that the best course of action for Liberate would be to reorganize through a Chapter 11 process that would insure the payment in full of all valid creditor claims and preserve value for equity holders. We also believe that a Chapter 11 reorganization will facilitate a strategic transaction (in the event that the Board determines it is in the best interest of stockholders to undertake such a transaction) as, among other things, Chapter 11 provides protections to potential strategic partners that are not available outside of Chapter 11.

        On April 30, 2004, Liberate Technologies filed a voluntary petition for reorganization under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware. On May 12, 2004, the case was transferred to the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") under case number 04-31394. Pursuant to sections 1107 and 1108 of the Bankruptcy Code, Liberate continues to manage and operate its business as a debtor in possession but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. No subsidiary of Liberate has filed for bankruptcy.

        On May 17, 2004, Liberate filed a Disclosure Statement accompanying the Plan of Reorganization in the United States Bankruptcy Court. The Disclosure Statement has not yet been approved by the Bankruptcy Court. The Plan of Reorganization provides for the payment in full of the allowed claims of all creditors and the retention by equity holders of their interests in Liberate.

        On June 7, 2004, the Bankruptcy Court granted our motion to reject the lease of our former headquarters office in San Carlos, California. However, the landlord has appealed that decision and has filed a motion with the Bankruptcy Court seeking dismissal of the bankruptcy case. At a hearing on August 12, 2004, the Bankruptcy Court issued a tentative ruling indicating that it was inclined to abstain from exercising jurisdiction with respect to Liberate's bankruptcy case for some period of time, subject to the possibility of resuming the exercise of jurisdiction for the limited purpose of a potential sale of Liberate's assets. The Court has set the matter for final hearing on August 30, 2004. Liberate is opposing the motion to dismiss and the Court's tentative ruling. However, if the landlord's motion to dismiss were granted or the Court were to adopt the tentative ruling, Liberate would not, absent a stay or a reversal on appeal, receive the protections of the Bankruptcy Code and may continue to be liable for obligations under the lease and other contracts.

        The bankruptcy reorganization will also allow Liberate to continue its focus on the TV Navigator software. By way of example, Liberate has approximately 140 contracts in place that are not necessary to its continued focus on its TV Navigator software. Therefore, Liberate is seeking to reject the majority of those contracts in the bankruptcy proceeding.

        In addition, the bankruptcy process will enable Liberate to potentially deal with a variety of claims that have been asserted against Liberate, including certain pending litigation and certain disputed claims that have been asserted by former employees. Among other things, the filing of the bankruptcy has resulted in a stay of all pending litigation. Also, Chapter 11 will enable Liberate to establish a bar date and define the universe of known and unknown claims against it.

        As mentioned above, Liberate has filed a motion seeking to reject the lease for its former headquarters in San Carlos, California because it did not require the use of the entire facility, which consists of two buildings with approximately 181,000 square feet of office space. The term of the lease was scheduled to run through April 2009 for one building and February 2010 for the other building. As a result of downsizing its operations, Liberate occupied only approximately 15% of the entire facility during the period from June 2003 to March 2004. On March 31, 2004, Liberate vacated the facility and relocated to a new office space in San Mateo, California, which consists of approximately 15,000 square feet.

        Under the Bankruptcy Code, actions to collect prepetition indebtedness are stayed, and certain other contractual obligations may not be enforced against Liberate. Absent further order of the Bankruptcy Court, no party may take any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from Liberate. In addition, Liberate may assume or reject executory contracts, including lease obligations, subject to approval of the bankruptcy court. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Liberate has mailed notices to all known creditors that the deadline for filing proofs of claim with the Bankruptcy Court is August 19, 2004.

        The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). In accordance with SOP 90-7, liabilities incurred prior to the commencement of the Bankruptcy Case are segregated and classified as "Liabilities subject to compromise," which represent Liberate's current estimate of known or potential allowable claims to be resolved in connection with the Bankruptcy Case. Such claims are subject to future adjustments, which may result from negotiations, actions of the Bankruptcy Court, development with respect to disputed claims, additional rejection of executory contracts and unexpired leases, or other events. Furthermore, expenses, realized gains and losses, and provisions for losses directly resulting from the reorganization are reported separately as "Reorganization items."

        Included in the consolidated financial statements are Liberate's wholly-owned subsidiaries, and none of these subsidiaries has filed for bankruptcy protection.

LIBERATE TECHNOLOGIES
(DEBTOR-IN-POSSESSION)
CONDENSED BALANCE SHEET
AS OF MAY 31, 2004
(In thousands)
Unaudited

Assets
Current assets:
Cash and cash equivalents	$205,244
Accounts receivable, net	3,143
Prepaid expenses and other current assets	1,386

Total current assets	209,773
Property and equipment, net	568
Deferred costs related to warrants	3,583
Restricted cash	10,347
Investments in and receivables from subsidiaries(1)	58,846
Other assets	267

Total assets	$283,384

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable not subject to compromise	$616
Accrued liabilities	971
Accrued payroll and related expenses	34
Short-term borrowing from bank	608
Deferred revenues	6,137

Total current liabilities	8,366
Liabilities subject to compromise(2)	36,806

Total liabilities	45,172

Stockholders' equity:
Common stock	1,055
Contributed and paid-in capital	1,503,017
Deferred stock-based compensation	(8,453)
Accumulated other comprehensive loss	(21)
Accumulated deficit	(1,257,386)

Total stockholders' equity	238,212

Total liabilities and stockholders' equity	$283,384

(1)
Investments in and receivables from subsidiaries were eliminated in consolidation as of May 31, 2004.

(2)
As of May 31, 2004, liabilities subject to compromise consisted of the following:

Excess facilities related to the San Carlos facility	$25,389
Litigation liability	6,726
Accounts payable	2,416
Accrued royalties	448
Other accrued liabilities	1,827

$36,806

  Excess facilities related to the San Carlos facility is based on the estimated future liability for rent and expenses less expected sublease income. We did not adjust this liability as of May 31, 2004 for additional space vacated in Q4 FY04 or for the potential savings related to the rejection of this lease under the U.S. Bankruptcy Code. We may make future adjustment to excess facilities based on the outcome of the bankruptcy proceeding.

  Litigation liability represents an estimate of the cash liability to Liberate in connection with the Restatement Class-Action Litigation based on the memorandum of understanding with counsel to the plaintiffs, net of estimated insurance recoveries.

LIBERATE TECHNOLOGIES
(DEBTOR-IN-POSSESSION)
CONDENSED STATEMENT OF OPERATIONS(3)
FOR THE MONTH ENDED MAY 31, 2004
(In thousands)
Unaudited

Revenues(4)	$3,131
Cost of revenues	(567)

Gross margin	3,698

Operating expenses:
Research and development	72
Sales and marketing	(911)
General and administrative	(1,231)
Excess facilities charges and related asset impairment	1,973
Restructuring costs	(40)
Amortization of deferred costs related to warrants	(597)

Total operating expenses(5)	(734)

Income from operations	4,432
Reorganization expense(6)	(304)
Interest and other income (expense), net	(1,560)

Income from continuing operations before income tax provision	2,568
Income tax benefit	72

Loss from continuing operations, net of tax	2,640
Gain on sale of discontinued operations	4

Net income	$2,644

Basic net income per share	$0.03

Diluted net income per share	$0.02

Shares used in computing basic net income per share	105,512

Shares used in computing diluted net income per share	110,174

(3)
Results for the month of May 2004 include a number of non-recurring items and are not indicative of results for the fiscal quarter or fiscal year.

(4)
Revenues for May include approximately $2.3 million that had been deferred pending customer acceptance of services work and resolution of customer claims and uncertainties.

(5)
Operating expenses decreased in Q4 FY04 due to revised estimates of liabilities and accrued expenses related to legal costs, costs to complete customer contracts and other items.

(6)
For the month ended May 31, 2004, reorganization items totaled $304,000, which consisted of $321,000 of professional fees directly associated with the Bankruptcy Case, net of $17,000 of interest income.

LIBERATE TECHNOLOGIES
(DEBTOR-IN-POSSESSION)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE MONTH ENDED MAY 31, 2004
(In thousands)
Unaudited

Cash flows from operating activities:
Net loss	$2,644
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred costs related to warrants	299
Depreciation and amortization	(12)
Loss (gain) on disposal of property and equipment	57
Provision for (recovery of) doubtful accounts	(554)
Asset impairment charges	1,973
Non-cash compensation expense	93
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(258)
Prepaid expenses and other current assets	156
Investments in and receivables from subsidiaries	580
Other assets	257
Accounts payable	1,083
Accrued liabilities	(3,789)
Notes payable	608
Accrued payroll and related expenses	(405)
Deferred revenues	(3,374)
Other long-term liabilities	(360)

Net cash used in operating activities	(1,002)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	21
Purchases of property and equipment	(126)

Net cash used in investing activities	(105)

Cash flows from financing activities:
Proceeds from issuance of common stock

Net cash provided by (used in) financing activities	—

Unrealized gain (loss) on available for sale securities	(23)

Net increase (decrease) in cash and cash equivalents	(1,130)
Cash and cash equivalents, beginning of period	206,374

Cash and cash equivalents, end of period	$205,244

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

Bankruptcy Accounting

        Since the Chapter 11 bankruptcy filing, we have prepared the condensed unaudited financial statements presented in Note 1 in accordance with the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States. However, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Foreign Currency Translation

        During Q4 FY04, we changed our method of accounting for foreign currency translation for our subsidiaries from the self-sustaining method to the fully integrated method. After review, it was determined that our foreign subsidiaries are no longer self sustaining entities and that they are fully dependent on the U.S. for funding. For the first three quarters of fiscal 2004, we had a foreign currency gain of $922,000 and for the fourth quarter we had a loss of $36,000.

        Accordingly, foreign operations are translated into U.S. dollars using the temporal method whereby monetary items are translated at rates prevailing at the balance sheet date and non monetary items are translated at historical rates. We report the unrealized foreign currency translation gains and losses in accumulated other comprehensive loss, a separate component of stockholder's equity. The effect of change in method of accounting was not material.

        Revenue and expenses are translated at average exchange rates throughout the period, other than depreciation and amortization, which are translated at the same historical rates as their related assets.

        Translation gains and losses are included in income, except those pertaining to monetary items having a fixed life extending beyond the end of the following fiscal year. These translation gains and losses are deferred and amortized over the remaining life of the related asset or liability.

Fair Value of Financial Instruments

        Due to their short maturities, the carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable and short-term borrowing from bank, approximates their fair market value.

Cash and Cash Equivalents and Investments

        We invest our excess cash primarily in debt instruments of the U.S. government and its agencies. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All marketable securities are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses on marketable securities are reported net of related taxes in accumulated other comprehensive loss, a separate component of stockholders' equity. Realized gains and losses on sales of marketable securities are reported in other income (expense), net, and computed using the specific identification cost method.

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

Restricted Cash

        Our restricted cash balance was $10.9 million as of May 31, 2004 and $9.2 million as of May 31, 2003. Restricted cash consists primarily of certificates of deposit established at our banking institutions in connection with lease-related letters of credit. As part of the facilities lease for our former headquarters in San Carlos, California and our current headquarters in San Mateo, California, we were required to establish irrevocable letters of credit in the amounts of $8.8 million and $975,000, respectively, as security deposits. In order to secure our obligations to our bank under these letters of credit, we established certificates of deposit in the same amounts. At the request of our bank, we have provided additional security of $500,000 to secure our obligations under the $8.8 million letter of credit. As part of our facilities lease in the U.K., we were also required to establish an irrevocable letter of credit as a security deposit In order to secure our obligations under this letter of credit, we established a certificate of deposit valued at approximately $522,000 as of May 31, 2004 and $462,000 as of May 31, 2003. We also hold approximately $84,000 of restricted cash in connection with potential obligations related to the closure of an overseas branch office.

Concentration of Credit Risk

        Financial instruments that potentially subject us to concentration of credit risk primarily consist of cash and cash equivalents and accounts receivable. Substantially all of our cash and cash equivalents are invested in high quality money market instruments and securities of the U.S. government. While our customers are geographically dispersed, a substantial amount of our revenues has been generated from a few customers, whose receivables are typically unsecured. We mitigate our credit risk associated with accounts receivable by performing ongoing credit evaluations of our customers' financial conditions, and we maintain an allowance for potential credit losses. Historically, we have not experienced significant losses related to accounts receivable.

        The table below sets forth information relating to each customer that accounted for 10% or more of our total revenues:

	Years ended May 31,
	2004	2003	2002
Customer A	44%	22%	16%
Customer B	27%	17%	19%
Customer C	24%	*	*
Customer D	16%	*	*
Customer E	*	11%	*

*
Less than 10%

        The above presentation includes the effects of the warrant amortization expense classified as an offset to revenues. As a result, certain customers generated negative revenues, and the total of the above percentages for fiscal 2004 exceeds 100%.

        As of May 31, 2003, each of three customers accounted for 10% or more of our gross accounts receivable balance, and as of May 31, 2004, each of four customers accounted for 10% or more of our gross accounts receivable balance. Their respective receivable balances as a percentage of our gross accounts receivable balance were as follows:

	May 31,
	2004	2003
Customer A	49%	39%
Customer B	18%	14%
Customer C	15%	20%
Customer D	11%	*

*
Less than 10%

Equity Investments

        Beginning in 2001, we invested in companies in the field of interactive television and related markets. Through the second quarter of fiscal 2003, we had invested $18.8 million in our portfolio of private companies, and these investments had been accounted for under the cost method. In determining whether to recognize an impairment charge, we consider various factors, including the entity's cash available for operations, performance to budget, general business condition, ability to obtain additional working capital and overall business plan. Based on these evaluations, we recorded impairment charges for an other-than-temporary decline in value of $1.4 million in fiscal 2002 and $12.1 million in fiscal 2003. Impairment charges were reported in other income (expense), net.

Deteriorating financial conditions of the companies in which we have invested coupled with the difficult equity financing market led to write-downs in our equity investments. As of May 31, 2003 and 2004, the carrying value of our equity investments were zero.

Property and Equipment

        We record property and equipment at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets of two to five years. We amortize leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the improvements using the straight-line method.

Goodwill and Intangible Assets

        On June 1, 2002, we adopted SFAS 142 "Goodwill and Other Intangible Assets," which provides that we do not amortize goodwill or intangibles with indefinite lives resulting from acquisitions. SFAS No. 142 requires that we test these assets for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which are normally three years. Upon adoption on June 1, 2002, the implied valuation of goodwill was zero. Comparing this goodwill fair value to the carrying value resulted in a goodwill impairment of $209.3 million, with no income tax effect at June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003.

Deferred Costs Related to Warrants

        We value warrants based on their estimated fair value using the Black-Scholes pricing model as of the earlier of the date that the warrants are earned or the date that it became likely that they would be earned. Under the requirements of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we continue to revalue warrants if appropriate. We record the value of warrants as deferred costs, a non-current asset on our Consolidated Balance Sheet, and amortize those deferred costs over the estimated economic life of the arrangements under which the warrants are issued.

        We periodically review warrants for impairment whenever events or changes in circumstances indicate that the carrying amount of the warrants may not be recoverable. Significant management judgment is required in assessing the useful life of our warrant assets and the need for a measurement of impairment. In fiscal 2002, we recorded an impairment charge of $44.8 million in connection with a review for impairment of the carrying value of deferred costs. In fiscal 2004, we recorded an impairment charge of $5.0 million as a result of our realignment of strategy to focus on the U.S. cable market and the resulting impairment of warrants issued to non-U.S. customers. These impairment charges reduced the carrying value of deferred costs to a level equal to the expected future revenues from the holders of those warrants during the amortization period of those warrants.

Impairment of Long-Lived Assets

        Under SFAS 142 and 144, we review long-lived assets to be held and used, including goodwill and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure recoverability of long-lived assets by comparing their carrying value to an estimate of undiscounted future cash flows that they are expected to generate, which reflects the fair market value as defined under SFAS 142 and 144. Impairment reflects the amount by which the carrying value of the long-lived assets exceeds their fair market value.

Stock-Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. The additional disclosures requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock option is less than market price of the underlying stock at the date of grant. We have not recorded compensation expenses in the periods presented because stock options were granted at their fair market value on the date of grant.

        The following information regarding net loss and loss per share prepared in accordance with SFAS 123 has been determined as if we had accounted our employee stock options, stock units and shares issued under our 1999 Equity Incentive Plan using the fair value method prescribed by SFAS 123. The resulting effect on net loss and loss per share pursuant to SFAS 123 is not likely to be representative of the effects on net loss and loss per share pursuant to SFAS 123 in future periods, because future periods will include additional grants and periods of vesting.

        The following table illustrates the effect on reported net loss and loss per share had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	Years ended May 31,
	2004	2003	2002
Net loss, as reported	$(33,402)	$(399,257)	$(335,087)
Adjustments:
Stock-based employee compensation expense included in reported net loss, net of related tax effects	10	1,302	1,669
Stock unit compensation expense included in reported net loss	1,922	—	—
Total stock-based employee compensation expense determined under fair value method for all awards granted since July 1, 1995, net of related tax effects	(5,520)	(7,574)	(39,341)

Pro forma net loss	$(36,990)	$(405,529)	$(372,759)

Basic and diluted net loss per share, as reported	$(0.32)	$(3.82)	$(3.16)

Basic and diluted net loss per share, pro forma	$(0.35)	$(3.88)	$(3.51)

        The fair value of options, stock units and shares issued under the 1999 Equity Incentive Plan was estimated at the date of grant utilizing a Black-Scholes valuation model with the following weighted-average assumptions:

	Options(1)			Stock units			ESPP(2)
	Years ended May 31,			Years ended May 31,			Years ended May 31,
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Risk-free interest rate	1.62%	2.27%	4.32%	2.62%	—	—	—	2.08%	2.63%
Dividend yield	0%	0%	0%	0%	—	—	—	0%	0%
Volatility of common stock	46%	106%	82%	84%	—	—	—	94%	96%
Average expected life (in years)	2.26	2.81	4.98	2.98	—	—	—	0.50	0.50
Weighted average fair value	$0.94	$1.38	$5.57	$3.72	—	—	—	$2.47	$3.30

(1)
For purposes of disclosures pursuant to SFAS No. 123 as amended by SFAS No. 148, we amortize the estimated fair value of an option over the option's vesting period.

(2)
The ESPP has been suspended since January 2003.

Revenue Recognition

        Overview.    The Company's revenues are derived from fees for licenses of its software products, royalties, consulting, maintenance and other services. The Company's revenue recognition policies are in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition", as amended by; SOP No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" and the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and Staff Accounting Bulletin No. 104, "Revenue Recognition".

        License and Royalty Revenue.    The Company licenses its software through its direct sales force located in North America and Europe. License and royalty revenues consist primarily of fees earned from the licensing of its software, as well as royalty fees earned upon the shipment or activation of products that incorporate its software. In general, license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In the case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period

        The Company recognizes revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance or consulting services. The determination of fair value is based on objective evidence, which is specific to the Company. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized under the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. However, if such undelivered elements consist of services that are essential to the functionality of the software, we recognize license and services revenues using contract accounting, pursuant to SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". If license arrangements include the rights to unspecified future products, revenue is recognized ratably over the contractual or estimated economic term of the arrangement. The Company recognizes royalty revenues when a network operator reports that it has shipped or activated products or its rights to deploy such products expire.

        The Company records deferred revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under its revenue recognition policy.

        The Company offsets license and royalty revenues by certain expenses as a result of the application of EITF 01-09. EITF 01-09 generally requires that consideration, including warrants, issued to a customer should be classified in a vendor's financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or likely to be recognized from that customer.

        Service Revenues.    Service revenues consist of consulting, maintenance, and other services. The Company generally recognizes consulting and other service revenues, including non-recurring engineering and training, as services are performed. Where consulting services are performed under a fixed-price arrangement, the Company generally recognizes revenues on a percentage-of-completion basis. Maintenance services include both updates and technical support. Maintenance revenues are recognized ratably over the term of the maintenance agreement, and generally range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided.

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

Deferred Revenues

        Deferred revenues consist primarily of payments received from customers for prepaid license and royalty fees and prepaid services for undelivered products and services. The timing of the conversion of deferred revenues into revenues largely depends on when customers choose to deploy products and when services are performed for the customer or when their rights terminate or expire.

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

Advertising Expenses

        We expense advertising costs as we incur them. Advertising expenses totaled less than $1,000, $81,000 and $2.7 million, for fiscal 2004, 2003 and 2002, respectively.

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

        We have recorded significant restructuring costs in connection with reductions in force and the consolidation of our research and development activities. In some cases, these costs were based on management estimates. See Note.

Income Taxes

        Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be reversed. We are required to estimate our income tax liability in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposures and assess the temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We regularly assess whether we will likely be able to use these tax assets. If we determine that we are not likely to be able to use them, we will record a valuation allowance that offsets their full value.

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

        The following table sets forth the components of comprehensive loss:

	Years ended May 31,
	2004	2003	2002
Net loss	$(33,402)	$(399,257)	$(335,087)
Foreign currency translation adjustment	(3,895)	1,286	(118)
Unrealized loss on marketable securities	(21)	—	—

	$(37,318)	$(397,971)	$(335,205)

Computation of Basic and Diluted Net Loss Per Share

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of fully diluted shares is required when reporting net income per share and includes the weighted average number of shares of common stock, stock options, stock units and warrants outstanding. As we have recorded a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options, stock units and warrants would be anti-dilutive. Accordingly, we excluded from the calculation of net loss per share, for normal and discontinued operations earnings per share, total potential dilutive common shares of 13,363,028, 20,097,235 and 20,182,499 for fiscal 2004, 2003 and 2002, respectively.

Reclassifications

        Certain reclassifications, primarily resulting from discontinued operations, have been made to previously reported amounts in order to conform to current year's presentation. See Note 4, "Discontinued Operations".

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143, "Accounting for Asset Retirement Obligations." FAS 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. We adopted FAS 143 for our quarter ended November 30, 2003, and adoption did not materially affect our financial position, results of operations, or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that involuntarily terminated employees receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 prospectively changes the timing of when restructuring charges are recorded from the commitment date to the date that liability is incurred. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of annual periods ending after December 15, 2002, but had no impact on the Company. The adoption of FIN No. 45 did not have a material effect on the Company's financial position or results of operations.

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

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and in December 2003 the FASB issued FIN 46-R, a revised interpretation of FIN 46. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46-R must be applied in the year ending December 31, 2004. The adoption of this standard did not have an impact on the Company's financial position or results of operations since the Company has not invested in any variable interest entities.

        In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). FAS 150 is effective for financial instruments entered into or modified after

May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The adoption of FAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition." SAB 104 supersedes Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. As a result, the adoption of this pronouncement did not have any impact on the Company's consolidated financial statements.

        In April 2004, the EITF issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and our earnings when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this standard did not have any impact on the resulting earnings per share of the periods presented.

Cumulative Effect of Change in Accounting Principle

        On June 1, 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142. SFAS No. 141 requires us to account for all business combinations initiated after June 30, 2001 using the purchase method of accounting. Under SFAS No. 142, we no longer amortize the remaining balances of goodwill. Rather, we tested goodwill for impairment immediately upon the date of adoption and will continue to test goodwill for impairment at least once a year. Under SFAS No. 141 and SFAS No. 142, the value of an assembled workforce is no longer considered an identifiable intangible asset with a definite useful life, and accordingly, we reclassified the net balance of $526,000 to goodwill as of June 1, 2002.

        Based on the criteria of SFAS No. 142, we determined that we had one reporting unit at the time we adopted SFAS No. 142. Our testing and analysis process included obtaining an independent appraisal of the fair value of Liberate based on two valuation approaches. The first valuation approach determined our market capitalization based on our fair value on the date of adoption using our average stock price over a range of days in May and June 2002. This average stock price was increased by a control premium based on premiums paid for control of comparable companies. The second valuation used a discounted cash flows approach.

        This analysis resulted in an allocation of fair values to identifiable tangible and intangible assets and an implied valuation of goodwill of zero as of June 1, 2002. Comparing this goodwill fair value to the carrying value resulted in a goodwill impairment of $209.3 million, with no income tax effect, on June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. Subsequent impairment charges, if any, will be recorded as operating expenses.

        As required by SFAS No. 142, a reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce is as follows (in thousands, except per share data):

	Years ended May 31,
	2003	2002
Net loss, as reported	$(399,257)	$(335,087)
Add back:
Amortization of goodwill and assembled workforce, net of tax	—	217,718
Cumulative effect of change in accounting principle	209,289	—

Loss before cumulative effect of change in accounting principle, as adjusted	$(189,968)	$(117,369)

Basic and diluted net loss per share, as reported	$(3.82)	$(3.16)
Add back:
Amortization of goodwill and assembled workforce, net of tax	—	2.05
Cumulative effect of change in accounting principle	2.00	—

Loss per share before cumulative effect of change in accounting principle, as adjusted	$(1.82)	$(1.11)

Shares used in computing per share amounts	104,500	106,144

Note 3.    Acquisition of Sigma Systems

        In August 2002, we acquired the outstanding capital stock of Sigma Systems Group (Canada) for $60.4 million in cash, before deducting $22.3 million of cash received in connection with the acquisition. We also assumed Sigma Systems' unvested employee options with a fair value of $1.9 million, agreed to satisfy certain obligations of Sigma Systems to its employees in the aggregate amount of $3.0 million and incurred acquisition costs of approximately $1.3 million. The total consideration and acquisition costs were $66.6 million, and we accounted for the acquisition as a purchase.

        We have allocated the total purchase price consideration of $66.6 million as follows (in thousands):

Cash	$22,314
Receivables and other current assets	2,232
Property and equipment	672
Liabilities assumed	(3,586)
Deferred compensation	184
In-process research and development	300
Intangible assets	9,830
Goodwill	34,630

Total consideration	$66,576

        We immediately wrote off $300,000 of acquired in-process research and development that had not reached technological feasibility and had no alternative future use. The value of Sigma Systems' in-process research and development was determined by using the income approach, which measures the present worth and anticipated future benefit of the intangible asset.

        We also used the income approach to determine the value of Sigma Systems' existing products and technology, customer lists and order backlog, and trademarks. Based on these valuations, we initially recorded $9.8 million of intangible assets, and we began amortizing this amount on a straight-line basis over an estimated useful life of three years. Intangible assets consisted of $9.2 million of existing technology and $609,000 of customer lists and order backlog and trademarks. We also initially recorded $34.6 million of goodwill, which represented the purchase price in excess of the identified net tangible and intangible assets. In accordance with SFAS No. 142, we did not amortize goodwill but periodically reviewed it for impairment. See Note 5.

        At the time of the acquisition, we entered into an escrow agreement with Sigma Systems and deposited $9.0 million into an escrow account to secure certain obligations of Sigma Systems and its major shareholders. On November 19, 2003, we and the representative of such former Sigma Systems' major shareholders entered into a settlement agreement and limited release of claims, pursuant to which we received approximately $3.5 million in cash from the escrow account. The return of escrow funds was accounted for as part of the gain on sale of discontinued operations. See Note 4.

Note 4.    Discontinued Operations

        In August 2002, we acquired the outstanding capital stock of Sigma Systems. In accordance with SFAS No. 142, we determined that Sigma Systems had two reporting units, Bill-Care and OSS. In May 2003, we sold Bill-Care to a company owned by certain former shareholders of Sigma Systems for the consideration of $1.0 million in cash, resulting in a loss of $177,000 which was recorded in the fourth quarter of fiscal 2003.

        In September 2003, we announced that we were actively exploring the sale of the OSS division, and in November 2003, we completed the sale of the OSS division and its assets to Sigma Software Solutions Inc. and affiliated entities. The price included $3.6 million in cash and the assumption of $7.4 million of lease obligations and other liabilities. In connection with the sale of the OSS division, we received a total of $7.1 million in cash, which consisted of the cash proceeds of $3.6 million and the return of escrow funds of $3.5 million, and we recorded a gain on the sale of discontinued operations of $9.5 million in fiscal 2004. See Note 3 for a discussion of the return of escrow funds.

        Computation of the gain on sale of the OSS division is as follows (in thousands):

Proceeds	$7,075
Expenses of sale	(715)
Net liabilities sold	3,178

Gain on sale of discontinued operations	$9,538

        Pursuant to the provisions of SFAS No. 144, amounts in the consolidated financial statements for fiscal 2003 and 2004 and related notes have been reclassified to reflect the discontinued operations of both Bill-Care and OSS. Operating results for the discontinued operations are reported, net of tax, under "Loss from discontinued operations" in the Consolidated Statements of Operations. Related assets and liabilities are classified as "Assets of discontinued operations" and "Liabilities of discontinued operations," respectively, in the Consolidated Balance Sheets.

        The following table reflects the impact of discontinued operations on certain statement of operations data (in thousands):

	Years ended May 31,
	2004	2003
Revenues	$2,552	$3,504
Cost of revenues	1,275	3,328

Gross margin	1,277	176
Operating expenses	(4,357)	(8,949)
Impairment of goodwill and intangible assets	—	(37,825)
Write-off of acquired in-process research and development	—	(300)
Amortization of intangible assets	(287)	(2,185)
Amortization of deferred stock based compensation	(46)	(3)
Restructuring costs	(23)	(644)

Operating loss from discontinued operations	(3,436)	(49,730)
Interest and other income (expense), net	361	(380)

Loss from discontinued operations	$(3,075)	$(50,110)

Additionally, the following table reflects the impact of discontinued operations on certain balance sheet data (in thousands):

	May 31,
	2004	2003
Accounts receivable, net	$—	$1,571
Prepaid expenses and other current assets	—	797
Property and equipment, net(1)	—	731
Goodwill and intangible assets, net(2)	—	3,311
Other assets	—	526

Assets of discontinued operations	$—	$6,936

Accounts payable	$—	$340
Accrued liabilities	—	383
Accrued payroll and related expenses	—	199
Deferred revenues	—	4,453

Liabilities of discontinued operations	$—	$5,375

(1)
Depreciation expense related to discontinued operations was $632,000 for fiscal 2003.

(2)
The May 31, 2003 balance consisted of $2.0 million of goodwill and $1.3 million of net intangible assets related to discontinued operations. These assets were written off in connection with the sale of the OSS division in November 2003.

Note 5.    Goodwill and Intangible Assets

Goodwill

        Under the provisions of SFAS No. 142, we no longer amortize goodwill, but rather test it for impairment at least once a year. Additionally, SFAS No. 142 defines assembled workforce intangible assets as part of goodwill. On June 1, 2002, we adopted SFAS No. 142 and transferred the remaining net book value of assembled workforce intangible assets of $526,000 to goodwill. We tested the resulting balance of goodwill for impairment and determined that $209.3 million of goodwill was impaired. The impairment charge was reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003.

        In August 2002, we acquired Sigma Systems and recorded $34.6 million in goodwill. In the fourth quarter of fiscal 2003, we performed an annual impairment test and determined that the Sigma Systems' goodwill of $31.5 million was impaired. Goodwill activities in fiscal 2002, 2003 and 2004 were as follows (in thousands):

	Gross carrying amount	Accumulated amortization	Book Value
Balance at May 31, 2002	$671,763	$(463,000)	$208,763
Assembled workforce reclassification	2,708	(2,182)	526
Impairment upon adoption of SFAS 142(1)	(674,471)	465,182	(209,289)
Sigma Systems acquisition	34,630	—	34,630
Impairment per annual FAS 142 test	(31,490)	—	(31,490)
Sigma Systems goodwill reductions	(719)	—	(719)
Goodwill associated with sale of Bill-Care	(420)	—	(420)
Goodwill associated with sale of OSS	(2,001)	—	(2,001)

Balance at May 31, 2003	$—	$—	$—
Activities in fiscal 2004	—	—	—
Balance at May 31, 2004	$—	$—	$—

(1)
Recorded as a cumulative change in accounting principle.

Intangible assets

        On June 1, 2002, we adopted SFAS No. 144 and determined that the fair value of the Virtual Modem trademarks that we had acquired in fiscal 2000 was zero. This permanent impairment resulted in a write-down of the carrying value from $66,000 to zero. As discussed above, we adopted SFAS No. 142 on June 1, 2002 and transferred the remaining net book value of assembled workforce intangible assets of $526,000 to goodwill.

        In connection with the acquisition of Sigma Systems in August 2002, we acquired intangible assets with a value of $9.8 million. In the fourth quarter of fiscal 2003, we recorded an impairment charge of $6.3 million for intangible assets related to Sigma Systems. As of May 31, 2003, we had intangible assets of $1.3 million (at net book value) related to Sigma Systems, which was included in the "Assets of discontinued operations" in the Consolidated Balance Sheet as of May 31, 2003. See Note 4.

        Identified intangible assets (excluding intangible assets related to discontinued operations) at their net book value consist of the following (in thousands):

	May 31, 2003
	Gross carrying amount	Accumulated amortization	Impairment	Book Value
Existing products and technology	$529	$(521)	$—	$8
Customer lists and order backlog	1,055	(1,041)	—	14

	$1,584	$(1,562)	$(5,635)	$22

	May 31, 2004
	Gross carrying amount	Accumulated amortization	Impairment	Book Value
Existing products and technology	$529	$(529)	$—	—
Customer lists and order backlog	1,055	(1,055)	—	—

	$1,584	$(1,584)	$—	$—

        Amortization of intangible assets was $3.0 million, $1.6 million and $22,000 for fiscal 2002, 2003 and 2004, respectively.

Note 6.    Cash and Cash Equivalents

        Cash and cash equivalents consist of the following (in thousands):

	May 31, 2003	May 31, 2004
	Estimated Fair Value	Cost	Gross Unrealized Losses	Estimated Fair Value
Cash	$16,873	$12,587	$—	$12,587
Money market funds	240,818	11,475	—	11,475
U.S. treasury bills	1,998	191,836	(21)	191,815
Municipal bonds	2,000	—	—	—

	$261,689	$215,898	$(21)	$215,877

        As of May 31, 2003 and 2004, all marketable securities had original maturities of less than three months and accordingly were classified as cash equivalents. As of May 31, 2003, the estimated fair value of marketable securities approximated their book value, and there were no gross unrealized gains or losses. As of May 31, 2004, the estimated fair value of marketable securities was slightly lower than their book value, due to a gross unrealized loss of $21,000.

Note 7.    Restricted Cash

        Our restricted cash balance was $10.9 million as of May 31, 2004 and $9.2 million as of May 31, 2003. Restricted cash consists primarily of certificates of deposit established at our banking institutions in connection with lease-related letters of credit. As part of the facilities lease for our former headquarters in San Carlos, California and our current headquarters in San Mateo, California, we were required to establish irrevocable letters of credit in the amounts of $8.8 million and $975,000, respectively, as security deposits. In order to secure our obligations to our bank under these letters of credit, we established certificates of deposit in the same amounts. At the request of our bank, we have provided additional security of $500,000 to secure our obligations under the $8.8 million letter of credit. As part of our facilities lease in the U.K., we were also required to establish an irrevocable letter of credit as a security deposit. In order to secure our obligations under this letter of credit, we established a certificate of deposit valued at approximately $522,000 as of May 31, 2004 and $462,000 as of May 31, 2003. We also hold approximately $84,000 of restricted cash in connection with potential obligations related to the closure of an overseas branch office.

Note 8.    Property and Equipment

        As of May 31, 2003 and 2004, property and equipment consisted of the following (in thousands):

	May 31,
			Useful Life (in years)
	2004	2003
Computer equipment	$6,135	$9,498	3
Software	3,912	3,904	2
Office furniture and equipment	1,263	5,358	5
Leasehold improvements	894	5,591	*

	12,204	24,351
Less: accumulated depreciation and amortization	(10,353)	(18,238)

	$1,851	$6,113

*
Typically the length of lease term, not to exceed 10 years.

        Depreciation expense was $7.7 million, $6.5 million and $2.7 million for fiscal 2002, 2003 and 2004, respectively.

Note 9.    Accrued Liabilities

        As of May 31, 2003 and 2004, accrued liabilities consisted of the following (in thousands):

	May 31,
	2004	2003
Accrued taxes payable	$1,362	$1,263
Accrued professional fees	552	2,269
Short-term portion of excess facilities charges	505	5,116
Accrued restructuring costs	33	496
Litigation liability	—	25,000
Accrued royalties	—	1,005
Other	782	4,293

	$3,234	$39,442

Note 10.    Short-term Borrowing from Bank

        The lease agreement for our former headquarters in San Carlos, California, requires that we maintain an irrevocable letter of credit from our bank in the amount of $8.8 million as a security deposit. We vacated the San Carlos facility in March 2004 and ceased rent payment effective April 1, 2004. Our former landlord has since drawn against the letter of credit for the unpaid rent, net of sublease income from the facility. As of May 31, 2004, we had a short-term borrowing of $608,000 from the bank for the amounts drawn by our former landlord against the letter of credit but not yet repaid by us to the bank. The short-term borrowing bears interest at prime rate plus two percent. In June 2004, we entered into a stipulation for relief from the automatic stay, which allows the bank to use the corresponding restricted cash balance to settle the existing and future amounts drawn against the letter of credit. The stipulation was approved by the Bankruptcy Court in August 2004.

Note 11.    Commitments and Contingencies

Operating Leases

        We currently have various operating leases for our facilities and certain office equipment that expire at various dates through fiscal 2009 and thereafter. Future minimum lease payments under these operating leases as of May 31, 2004 are as follows (in thousands):

Years ending May 31,
2005	$10,397
2006	10,701
2007	10,568
2008	9,648
2009 and thereafter	11,035

$52,349

        We previously leased approximately 181,000 square feet of office space for our former headquarters and development center in San Carlos, California. On June 7, 2004, the U.S. Bankruptcy Court granted our motion to reject this lease. However, the landlord has appealed that decision and has filed a motion to dismiss our Chapter 11 case. At a hearing on August 12, 2004, the Bankruptcy Court issued a tentative ruling indicating that it was inclined to abstain from exercising jurisdiction with respect to Liberate's bankruptcy case for some period of time, subject to the possibility of resuming the exercise of jurisdiction for the limited purpose of a potential sale of Liberate's assets. The Court has set the matter for final hearing on August 30, 2004. Although Liberate is opposing the motion to dismiss and the Court's tentative ruling, the motion may be granted or the Court may adopt the tentative ruling in which case (absent a stay or a reversal on appeal) Liberate would not be able to realize savings or the other benefits of a Chapter 11 proceeding. For example, Liberate's liability under the San Carlos lease would not be capped pursuant to Chapter 11 and Liberate would continue to be liable for its obligations under that lease in accordance with the terms thereof (which over the life of the lease could be up to approximately $45.3 million, including common area maintenance expenses). We have accrued $25.4 million as excess facilities provision included in liabilities subject to compromise.

        Rent expense, without the effect of sublease income, was $7.0 million for fiscal 2004, $7.1 million for fiscal 2003 and $7.7 million for fiscal 2002. We have offset payments received from our sub-tenants of $749,000 for fiscal 2004, $789,000 for fiscal 2003 and $984,000 for fiscal 2002 against rent expense to the extent that an equal amount of expense was recognized.

Letters of Credit

        We maintain various irrevocable letters of credit as security deposits for the following facilities: our current headquarters in San Mateo, California and our former headquarters in San Carlos, California. As of May 31, 2004, the aggregate outstanding balance of all letters of credit was $9.8 million, of which $8.8 million was related to the letter of credit for our former headquarters in San Carlos, California. As discussed in Note 10 above, we vacated the San Carlos facility in March 2004 and ceased rent payment effective April 1, 2004. Our former landlord has since drawn against the letter of credit for the unpaid rent, net of sublease income from the facility, in the amount of $1.3 million, as of May 31, 2004. We expect that the letter of credit will be fully drawn upon by our former landlord.

Equity Investments

        In June 2001, we were committed to invest up to $2.0 million in one of the private companies in our equity investment portfolio. In fiscal 2002, we made an investment of $750,000, and we do not intend to make further investments in this company. As of May 31, 2004, we had no other outstanding commitments to loan to or invest in any of our portfolio companies.

Employment Agreements

        In March and April 2003, we entered into employee retention agreements with David Lockwood, Patrick Nguyen, Gregory Wood and Philip Vachon. Under the terms of the retention agreements, in the event of a change of control of Liberate that is followed within one year by the officer's actual or constructive termination, the officer will receive a payment equal to twice his total taxable compensation for the prior fiscal year, with a minimum payment of $500,000 and a maximum payment of $750,000. We have other retention agreements with a small number of non-executive employees.

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

Legal Matters

        Underwriting Litigation.    Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our officers and directors as co-defendants. The suits, which have since been consolidated with hundreds of similar suits filed against underwriters and issuers, allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. While we deny allegations of wrongdoing, we have agreed to enter into a global settlement of these claims, and expect our insurers to cover amounts in excess of our deductible. The settlement is being negotiated among plaintiffs, insurers and co-defendants. While the plaintiffs in this lawsuit have filed a proof of claim in connection with Liberate's bankruptcy for approximately $830 million, we believe that this amount should be reduced to zero as a result of the global settlement and our insurance coverage. We cannot predict the outcome of these proofs of claims or estimate the amounts of, or potential range of loss with respect to, these claims.

        OpenTV Patent Litigation.    On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV's patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV's allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV's patents invalidated, requesting a finding that our technology does not infringe OpenTV's patents, and seeking monetary damages and injunctive relief against OpenTV. The court has issued a claim construction ruling hearing and although the case is currently stayed pending resolution of our Chapter 11 proceeding, the trial is currently scheduled for early 2005. While we intend to vigorously defend this lawsuit and are confident in our technology and intellectual property, because litigation is by its nature uncertain, we are unable to predict the outcome of this litigation and whether we may face any material exposure for damages or the need to alter our software arising from this case.

        Restatement Class-Action Litigation.    Beginning on October 17, 2002, five securities class-action lawsuits were filed in the United States District Court for the Northern District of California against us and certain officers and directors (collectively, the "Class Action Defendants"), which were subsequently consolidated into a single action (the "Class Action"). The Class Action is based on our announcements in October and November 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. The Class Action generally alleges, among other things, that members of the purported class were damaged when they acquired our securities because, as a result of accounting irregularities, our previously issued financial statements were materially false and misleading, and caused the price of our securities to be inflated artificially. The Class Action further alleges that, as a result of this conduct, the Class Action Defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, promulgated thereunder. The Class Action seeks unspecified monetary damages and other relief from all Class Action Defendants. We have entered into a memorandum of understanding with counsel for the Class Action plaintiffs to settle the Class Action for a payment of $13.8 million. The proposed settlement is subject to and will be effective only if and when, among other things, the parties execute final settlement documents and obtain approval from the United States Bankruptcy Court for the Northern District of California and the United States District Court for the Northern District of California. If the proposed settlement does not become effective, the Class Action will continue. The proposed settlement of the Class Action does not cover or settle the state derivative action.

        In the event the proposed settlement of the Class Action does not become effective, the possible resolution of this proceeding could include judgments against us or settlements that could require substantial payments by us, which could harm our financial condition, results of operations, and cash flows. The timing of the final resolution of this proceeding is uncertain.

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

        The cost of participating and defending against these actions is substantial and will require the continued diversion of management's attention and corporate resources.

        We cannot predict or determine the outcome or resolution of the Class Action, the Derivative Action, the OpenTV litigation, or the SEC investigation, or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations, and cash flows.

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

        We have notified our various insurance carriers of the Class Action, the Derivative Action, and the SEC investigation. Our primary carrier and one of our secondary carriers have disputed whether certain costs incurred in connection with the restatement-related litigation and the SEC investigation are covered under their respective policies. Our insurance may not cover all or portions of our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the Class Action, the Derivative Action, the SEC investigation, or any other matter.

        Voluntary Petition Under Chapter 11 of U.S. Bankruptcy Code.    On April 30, 2004, Liberate filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code in the United Stated Bankruptcy Court for the District of Delaware, case number 04-11299. On May 12, 2004, this case was transferred to the United States Bankruptcy Court for the Northern District of California, San Francisco Division, case number 04-31394. Liberate has filed a proposed Plan of Reorganization providing for the payment of 100% of valid creditor claims. One of Liberate's significant creditors, the landlord of its former San Carlos headquarters, has filed a motion to dismiss the case. At a hearing on August 12, 2004, the Bankruptcy Court issued a tentative ruling indicating that it was inclined to abstain from exercising jurisdiction with respect to Liberate's bankruptcy case for some period of time, subject to the possibility of resuming the exercise of jurisdiction for the limited purpose of a potential sale of Liberate's assets. The Court has set the matter for final hearing on August 30, 2004. Although Liberate is opposing the motion to dismiss and the Court's tentative ruling, the motion may be granted or the Court may adopt the tentative ruling in which case (absent a stay or a reversal on appeal) Liberate would not be able to realize savings or the other benefits in a Chapter 11 proceeding. For example, Liberate's liability under the San Carlos lease would not be capped pursuant to Chapter 11 and Liberate would continue to be liable for its obligations under the lease in accordance with the terms thereof (which over the life of the lease could be up to approximately $45.3 million, including common area maintenance expenses). During the bankruptcy process, Liberate expects to operate its business in the normal course, including continued compliance with active customer and vendor contracts, and service and support of its cable customers and their subscribers. We cannot predict or determine the outcome or resolution of the bankruptcy case, and the timing of the final resolution of this proceeding is uncertain.

        As of July 30, 2004, excluding the litigation matters set forth above, claims totaling approximately $5.0 million had been asserted against Liberate in the bankruptcy proceeding. Approximately $4.4 million of these claims are not recorded as liabilities on Liberate's financial statements. We expect to resolve these claims in the course of the bankruptcy proceeding. We cannot predict the outcome or resolution of these claims or estimate the amounts of, or potential range of loss with respect to, these claims.

        On June 10, 2004, Liberate filed a complaint for breach of contract and related claims against Source Suite Acquisition LLC, Source Suite LLC, Source Media, Inc. and Insight Communications Company, Inc. in the United States Bankruptcy Court for the Northern District of California, San Francisco Division. In the complaint, Liberate seeks damages of approximately $2.0 million for unpaid fees owed to Liberate under certain contracts.

Note 12.    Common Stock

Stockholder Rights Plan

        In May 2003, the Board of Directors adopted a stockholder rights plan, which is designed to give the Board flexibility in responding to unsolicited acquisition proposals. Under the plan, rights were distributed as a dividend at the rate of one right for each share of our common stock held by stockholders of record as of the close of business on May 20, 2003. Each right will initially entitle stockholders to buy a fraction of a share of preferred stock. The rights will generally be exercisable only if a person or group acquires beneficial ownership of at least 15% of our common stock or starts a tender or exchange offer that would give them beneficial ownership of at least 15% of our common stock. The plan will expire on May 15, 2013.

Stock Repurchase

        In July 2002, we repurchased 3,963,780 shares of our common stock beneficially owned by Cisco Systems, Inc. for an aggregate purchase price of $10.0 million. The purchase price of $2.5117 per share was the average stock price, less a two percent discount, for the ten consecutive trading days ending on the last trading day prior to July 18, 2002. Following the repurchase, the shares were retired, and they are now authorized and unissued.

Warrant Agreements

        In fiscal 1999, we agreed to issue warrants to purchase up to 4,599,992 shares of our common stock to certain network operators who satisfied specific performance milestones within specific time frames. We estimated the fair market value of the warrants using the Black-Scholes pricing model as of the earlier of the date the warrants were earned or the date that it became likely that they would be earned, and we will revalue the warrants if appropriate.

        Warrant activity in fiscal 2002, 2003 and 2004 was as follows:

	Available	Earned	Repurchased	Expired	To Be Earned
Balance May 31, 2001	4,599,992	(2,336,660)	—	(50,000)	2,213,332
Fiscal 2002 activities	—	(60,000)	—	(170,000)	(230,000)

Balance May 31, 2002	4,599,992	(2,396,660)	—	(220,000)	1,983,332
Fiscal 2003 activities	—	—	(400,000)	(933,332)	(1,333,332)

Balance May 31, 2003	4,599,992	(2,396,660)	(400,000)	(1,153,332)	650,000
Fiscal 2004 activities	—	—	—	(650,000)	(650,000)

Balance May 31, 2004	4,599,992	(2,396,660)	(400,000)	(1,803,332)	—

        In August 2002, we paid $1.1 million to MediaOne of Colorado and MediaOne of Michigan, each a wholly owned subsidiary of AT&T Broadband, to buy back unearned warrants to purchase 400,000 shares.

        As of May 31, 2004, network operators had earned warrants to purchase 2,396,660 shares of our common stock. Of this amount, warrants to purchase 552,774 shares had previously been exercised, warrants to purchase 163,890 shares had been retired in connection with those exercises, and warrants to purchase 546,666 shares had expired unexercised. As of May 31, 2004, there were earned and outstanding warrants to purchase 1,133,330 shares with exercise prices of $4.80 and $6.90 per share and a weighted average exercise price of $6.71 per share. All earned and outstanding warrants will expire by May 31, 2005.

        In accordance with EITF 01-09, warrant amortization expense has been classified as an offset to associated revenues up to the amount of cumulative revenues recognized or to be recognized. Such amortization expense was classified as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
Warrant amortization offset to license and royalty revenues	$4,066	$4,505	$3,826
Warrant amortization charged to operating expense	1,831	3,836	12,047

	$5,897	$8,341	$15,873

        We recorded an impairment charge of $44.8 million in fiscal 2002 and $5.0 million in fiscal 2004 to reduce the carrying value of certain warrants to a level equal to the expected future revenues from the holders of those warrants during the term of the underlying customer agreement.

Note 13.    Stock Plans

1996 Stock Option Plan

        In October 1996, our Board of Directors adopted, and our then-sole stockholder approved, the 1996 Stock Option Plan (the "1996 Plan"). This Plan, as amended, allowed for the purchase of up to 11,666,666 shares of our common stock. The 1996 Plan permitted grants of both incentive and non-qualified stock options to employees and non-qualified stock options to consultants and directors. The exercise price of incentive stock options could not be less than the fair market value of the common stock on the grant date, as determined by our Board of Directors. The exercise price of non-qualified options could not be less than 85% of the fair market value on the grant date. The term of the incentive and non-qualified stock options was generally ten years from the date of grant or a shorter term as provided in the option agreement. Options generally vested over three to four years. As of the date of our initial public offering, all remaining shares available for grant under the 1996 Plan were transferred to the 1999 Equity Incentive Plan (see discussion in the next paragraph), and no further grants were made from the 1996 Plan. As of May 31, 2004, options to purchase 499,485 shares of our common stock were outstanding under the 1996 Plan.

1999 Equity Incentive Plan

        In May 1999, our Board of Directors adopted, and in June 1999 our stockholders approved, our 1999 Equity Incentive Plan (the "1999 Plan"). The 1999 Plan authorizes grants of options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Shares not yet issued under the 1996 Plan as of the date of our initial public offering (3,051,498 shares) became available for grant under the 1999 Plan. Each year on June 1, commencing on June 1, 2000, the number of shares available under the 1999 Plan is automatically increased by a number equal to the lesser of 6,000,000 shares or 5% of the outstanding common shares on such date, unless such increase is waived by the Board. The exercise price for all incentive stock options and nonstatutory stock options may not be less than 100% or 85%, respectively, of the fair market value of our common stock on the date of grant. Options generally vest over three to four years and have a term of ten years. As of May 31, 2004, 16,446,001 shares were available for future grants and options to purchase 3,178,698 shares of our common stock were outstanding under the 1999 Plan.

        Stock option activity under the 1996 Plan and the 1999 Plan is summarized below:

	Shares available for grant	Options outstanding	Weighted average exercise price
Balance at May 31, 2001	3,580,743	8,307,940	$12.98
Authorized	5,235,104	—	—
Granted	(9,861,562)	9,861,562	8.29
Exercised	—	(1,035,436)	3.69
Cancelled—1996 Plan	—	(249,017)	4.40
Cancelled—1999 Plan	1,948,098	(1,948,098)	20.50

Balance at May 31, 2002	902,383	14,936,951	9.74
Authorized	5,379,155	—	—
Granted	(6,200,000)	6,200,000	2.49
Exercised	—	(46,614)	1.59
Cancelled—1996 Plan	—	(1,680,623)	3.87
Cancelled—1999 Plan	9,663,598	(9,663,598)	7.88

Balance at May 31, 2003	9,745,136	9,746,116	8.02
Authorized	5,200,303	—	—
Granted—Options	(14,000)	14,000	3.45
Granted—Stock Awards	(103,000)	—	—
Granted—Stock Units	(2,910,028)	—	—
Exercised	—	(876,991)	2.38
Cancelled—1996 Plan	—	(735,477)	3.37
Cancelled—1999 Plan	4,527,590	(4,469,465)	7.71

Balance at May 31, 2004	16,446,001	3,678,183	10.65

Non-Plan Stock Option Grants

        In fiscal 2003, we granted nonstatutory options to purchase 5,900,000 shares of common stock to certain new employees, including options to purchase 5,600,000 shares granted to four current executive officers. These options were granted outside of the 1999 Plan and have a term of ten years. Options granted to executive officers vest monthly over four years and would become fully vested upon certain employment termination events in connection with a change of control of Liberate. As of May 31, 2004, all options granted outside of the 1999 Plan remained outstanding and had a weighted average exercise price of $1.95 per share.

Other Stock Options

        In connection with our acquisitions, we assumed stock options that were granted under various stock option plans previously administered by the acquired companies. We did not assume these stock option plans and did not grant any awards under these plans subsequent to the acquisitions. Under these plans, options to purchase 305,417 shares were exercised during fiscal 2004, and options to purchase 484,919 shares were cancelled during fiscal 2004. As of May 31, 2004, options to purchase 98,287 shares of our common stock were outstanding with a weighted average exercise price of $4.03 per share.

        A summary of all outstanding and exercisable options, including those assumed in connection with our acquisitions and the stock options issued outside of the stock plans, as of May 31, 2004 is as follows:

	Options outstanding
		Weighted average remaining contractual life (in years)		Options vested/exercisable
Range of exercise price	Number of options outstanding		Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 0.03-$ 1.75	4,000,265	8.63	$1.73	1,233,318	$1.69
$ 1.95-$ 2.70	2,934,814	8.36	2.41	1,171,688	2.44
$ 2.85-$ 8.47	1,203,332	6.71	6.45	978,138	6.27
$ 8.76-$22.13	1,103,557	7.33	9.85	975,138	9.87
$23.06-$96.38	434,502	5.99	42.39	427,664	42.69

	9,676,470	8.04	5.28	4,785,946	8.14

        As of May 31, 2003, options to purchase 8,767,004 shares were vested with a weighted average exercise price of $7.22 per share.

Stock Units Award Program

        During fiscal 2004, we implemented a program to grant stock units to employees and non-employee directors under the 1999 Plan. Each stock unit entitles the holder to receive one share of our common stock when the stock unit vests. Stock units granted to employees generally vest over a period of four years, and those granted to non-employee directors generally vest over 12 months. Upon termination of employment unvested stock units will be forfeited. On the vesting dates, stock units are settled by the delivery of the corresponding number of shares of our common stock, and the fair value of the common stock delivered becomes compensation to the holder and is subject to tax withholdings. Such fair value is based on the closing price of our common stock on the last trading day prior to the vesting date. In fiscal 2004, we granted 2,910,028 stock units, 298,675 stock units became vested (of which 77,894 vested units were withheld to satisfy employee withholding taxes, resulting in a net issuance of 220,781 shares) and 58,125 were cancelled due to employee terminations. As of May 31, 2004, 2,553,228 stock units remained outstanding.

        In connection with the granting of stock units in fiscal 2004, we recorded $10.4 million of deferred stock-based compensation based on the fair value of the underlying shares of our common stock at the date of grant, and such value is amortized over the vesting period as compensation expenses. As of May 31, 2004, the unamortized balance of deferred stock-based compensation was $8.5 million. Amortization of deferred stock-based compensation by functions was as follows (in thousands):

Year ended May 31, 2004
Cost of revenues	$218
Research and development	1,385
Sales and marketing	160
General and administrative	159

$1,922

        We did not grant any stock units prior to fiscal 2004 and, accordingly, did not record any compensation expense related to stock units in fiscal 2002 and 2003.

Stock Award

        In September 2003, we entered into a management transition agreement and related stock award agreement with a former executive officer. Pursuant to the stock award agreement, we granted the former executive officer an award of 103,000 shares of our common stock with a value of $3.40 per share, and these shares were fully vested on the date of grant. We recorded the value of the shares as compensation expense in the second quarter of fiscal 2004.

Deferred Stock-based Compensation

        In connection with the grant of certain stock options to employees prior to our initial public offering, we recorded deferred stock-based compensation of $7.1 million in fiscal 1999 and $1.6 million in fiscal 2000, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amounts are presented as a reduction of stockholders' equity. As of May 31, 2004, the deferred stock-based compensation discussed above was fully amortized. Amortization of deferred stock-based compensation for the periods reported consisted of amounts related to the following functions (in thousands):

	Years ended May 31,
	2004	2003	2002
Cost of revenues	$1	$132	$250
Research and development	4	469	760
Sales and marketing	3	257	401
General and administrative	2	441	258

	$10	$1,299	$1,669

1999 Employee Stock Purchase Plan

        In May 1999, the Board of Directors adopted our 1999 Employee Stock Purchase Plan ("1999 Purchase Plan") and the stockholders approved the 1999 Purchase Plan in June 1999. A total of 1,666,666 shares of common stock were reserved for issuance under the 1999 Purchase Plan. In addition, starting on June 1, 2000, the available pool automatically increased each year by the lesser of 1,666,666 shares or 2% of the outstanding common shares on the date of the increase unless such increase is waived by the Board. The 1999 Purchase Plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 15% of base cash compensation. Each participant could purchase up to 1,500 shares in any offering period beginning before September 30, 2002, and up to 6,000 shares in any offering period beginning on or after October 1, 2002. The price at which the common stock could be purchased was 85% of the lower of the fair market value of our common stock on the date immediately before the first day of the applicable offering period or on the last day of the respective offering period. Each offering period has a maximum duration of six months. The first offering period commenced on the effective date of the initial public offering and ended on March 31, 2000. As of May 31, 2004, 4,999,998 shares of common stock were reserved under the 1999 Purchase Plan, of which 3,858,963 shares were available for issuance. Employees purchased 381,217 shares in fiscal 2002 and 204,068 shares in fiscal 2003. In

January 2003, the Board suspended the 1999 Purchase Plan, and accordingly, no shares were purchased in the second half of fiscal 2003 or in fiscal 2004.

Note 14.    Excess Facilities Charges and Related Asset Impairment

        Excess facilities charges represent remaining lease commitments on vacant facilities, net of expected sublease income. We periodically evaluate our existing needs, the current and estimated future value of our subleases, and other future commitments to determine whether we should record excess facilities charges or adjustments to such charges. Additionally, we periodically evaluate our leasehold improvements for impairment and, if necessary, we reduce the carrying value using estimates of future cash flows to a level equal to the expected future value at that time.

        Prior to our bankruptcy filing, we had commitments to lease office space at our former headquarters in San Carlos, California, in excess of our needs, and we did not anticipate that we would be able to sublease a substantial portion of our excess office space in the near future. In fiscal 2002, we recorded excess facilities charges and related asset impairment of $9.9 million, of which $9.3 million was related to excess facilities and $601,000 was related to the impairment of certain long-lived assets, including leasehold improvements. In fiscal 2003, we recorded excess facilities charges and related asset impairment of $25.1 million, of which $22.5 million was related to excess facilities and $2.6 million was related to certain long-lived assets, including leasehold improvements. During fiscal 2003, we vacated additional space in the San Carlos facility as a result of our restructuring and related reductions in workforce. In addition, we adjusted our estimated timeframes to sublease the excess office space and the estimated sublease rates to reflect the continuous downward trend in the commercial real estate market. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. As of May 31, 2004, the maximum exposure on this lease if we are unable to sublease it is $41.2 million.

        In fiscal 2004, we recorded excess facilities charges of $4.0 million in total, which consisted of $593,000 of excess facilities charges and $2.0 million of write-off of the remaining leasehold improvements related to the San Carlos facility and $1.4 million of excess facilities charges related to our sales office the U.K. See Notes 1 and 11 for discussions of the San Carlos facility and the rejection of the lease in connection with our bankruptcy filing. We recorded excess facilities charges related to our sales office in the U.K. because we no longer occupy the facility. As of May 31, 2004, we had an accrual of $1.1 million for excess facilities charges related to this vacant facility. Of the $1.1 million, $505,000 was included in current liabilities, and $631,000 was classified as long-term excess facilities charges. We did not adjust this liability. The liability for excess facilities as of May 31, 2004 does not include additional charges for additional space vacated in fiscal 2004 or for the potential savings related to the rejection of this lease under the U.S. Bankruptcy Code. We may make future adjustments to excess facilities based on the outcome of the bankruptcy proceeding.

Note 15.    Restructuring Costs

        Restructuring costs include severance costs, facilities costs and other costs. Severance costs include expenses related to severance pay and related employee benefit obligations, including the acceleration of certain stock option grants in connection with terminated employees. Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of intangible assets, disposal of fixed assets and amounts paid in connection with terminated contracts.

Fiscal 2002

        In February 2002, we announced the consolidation of our research and development activities into our development centers located in our former headquarters and in London, Ontario, Canada. As part of this consolidation, certain employees in the Horsham, Pennsylvania, and Murray City, Utah, offices were relocated to these development centers. The consolidation resulted in a headcount reduction of 67 employees and restructuring costs of $3.1 million.

Fiscal 2003

        As part of our ongoing efforts to control costs, we effected a reduction in force in July and August 2002, resulting in a headcount reduction of 106 employees. In connection with this reduction in force, we recorded $2.2 million of restructuring costs in the first quarter of fiscal 2003, and the restructuring costs were comprised primarily of salary and employee-related expenses.

        In January 2003, we announced a further reduction in force. We terminated the employment of 228 employees and recorded $5.1 million of restructuring costs related to salary and employee-related expenses.

        In April 2003, we announced another reduction in force. This action resulted in a headcount reduction of 75 employees, worldwide, with 32 on transition plans as of May 31, 2003. We initially estimated a total restructuring charge of approximately $2.3 million comprising salary and employee-related expenses. For the quarter ended May 31, 2003, we recorded $2.1 million of the initial $2.3 million estimate.

        During fiscal 2003, management revised its estimates underlying the restructuring accrual. Accordingly, we reversed $241,000 of restructuring costs previously recorded.

Fiscal 2004

        During fiscal 2004, we recorded additional restructuring costs of $345,000 in connection with the reductions in force announced in January and April 2003. We also recorded a reversal of $34,000 restructuring costs related to employees we decided to retain.

        During fiscal 2004, we terminated the employment of five employees in the first quarter and 15 employees in the second quarter. As a result, we recorded $1.1 million of restructuring costs related to severance payments.

        A summary of restructuring costs is as follows (in thousands):

	Severance	Facilities	Other	Total
Restructuring costs	$1,259	$1,054	$762	$3,075
Cash payments	(1,000)	(241)	(236)	(1,477)
Non-cash deductions	(194)	(625)	(512)	(1,331)

Accrued restructuring costs at May 31, 2002	65	188	14	267
Restructuring costs	8,827	—	—	8,827
Cash payments	(8,328)	(37)	(2)	(8,367)
Revision of estimates	(79)	(151)	(11)	(241)
Effect of foreign exchange	11	—	(1)	10

Accrued restructuring costs at May 31, 2003	496	—	—	496
Restructuring costs	1,440	—	—	1,440
Cash payments	(1,865)	—	—	(1,865)
Revision of estimates	(34)	—	—	(34)

Accrued restructuring costs at May 31, 2004	$37	$—	$—	$37

Note 16.    Income Taxes

        The components of the provision for income taxes for the periods reported are as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
Federal	$—	$—	$—
State	(42)	220	231
Foreign	180	1,340	506

	$138	$1,560	$737

        For the periods reported, the provision for income taxes differs from the amounts that would result by applying the applicable statutory federal income tax rate to income before taxes as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
Benefit at federal statutory rate	$(11,691)	$(135,156)	$(117,095)
State income tax benefit, net of federal benefit	(1,169)	(13,913)	(19,058)
Tax credits	(1,000)	(1,000)	(2,275)
Non-deductible goodwill amortization	108	85,329	89,842
Change in valuation allowance	14,056	66,092	48,530
Stock-based compensation	20	443	763
Non-deductible write-off of acquired in-process research and development	—	102	—
Other	(186)	(337)	30

	$138	$1,560	$737

        Components of deferred tax assets were as follows (in thousands):

	May 31,
	2004	2003
Net operating losses	$200,813	$182,128
Temporary differences	55,493	60,123
Tax credits	11,659	11,659

Total deferred tax assets	267,965	253,910
Valuation allowance	(267,965)	(253,910)

Net deferred tax assets	$—	$—

        We recorded a valuation allowance for the entire deferred tax asset due to uncertainties regarding the realization of the asset, our lack of profitability to date and our uncertainty regarding future operating profitability. As of May 31, 2004, $69.1 million of the valuation allowance relates to benefits of stock option deductions, which, if recognized, will be allocated to stockholders' equity.

        As of May 31, 2004, we had federal and state net operating loss carryforwards of 548.5 million and tax credits totaling $11.6 million. The federal and state net operating loss carryforwards expire at various dates between 2005 and 2024. The tax credits expire at various dates between 2011 and 2024. Under current tax law, net operating loss carry-forwards available to offset future operating income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests. Based on preliminary analysis by our tax advisor and us, we believe that a "change of control" as defined in Section 382 of the Internal Revenue Code has previously occurred, and therefore we believe that the future use of net operating losses will be limited.

Note 17.    Segment Reporting and Geographic Information

        We have been operating in one segment—providing digital infrastructure software and services for cable networks. Our long-lived assets, including all non-current assets, are located primarily in the United States, however, as of May 31, 2004, 70% of our headcount was based at our development center in Canada.

        We classify our revenues by geographic region based on the country from which the sales order originates. Our revenues by geographic region, including those foreign countries accounted for more than 10% of revenues, were as follows (in thousands):

	Years ended May 31,
	2004	2003	2002
United States	$968	$5,780	$23,473
Canada(1)	(261)	4,616	6,918
Europe, Middle East and Africa:
United Kingdom	5,256	10,490	26,389
The Netherlands	1,468	1,435	5,460
Other	901	467	3,645
Asia Pacific	280	2,606	4,578

Total revenues	$8,612	$25,394	$70,463

(1)
Revenues from Canada in fiscal 2004 were offset by a warrant amortization expense of $462,000, resulting in negative revenues of $261,000. See discussion of warrant amortization expense in Note 12 "Common Stock."

Note 18.    Related Party Transactions

Transactions with Oracle

        In December 1995, we began operations as a division of Oracle. As of May 31, 2003, Oracle beneficially held 31% of our outstanding common stock in a voting trust. However, in June 2003, Delphi Asset Management (a wholly-owned subsidiary of Oracle) disclosed that it had disposed of all its shares of our common stock.

        In August 1997, we entered into a tax allocation and indemnity agreement with Oracle. This agreement provided for our consolidation into Oracle's tax group for income tax payment purposes. Under the agreement, our tax liability was computed as if we had filed a separate return for amounts due in certain state and local jurisdictions. As a member of Oracle's tax group, we were allocated a share of the aggregate tax liability of the group and granted indemnity for penalties or other damages attributed to the failure of Oracle to comply with tax regulations. This agreement terminated on the effective date of our public offering. In the fourth quarter of fiscal 2003, we wrote off $174,000, the amount Oracle owed us under this agreement.

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

        We routinely enter into commercial transactions with Oracle relating to licenses of its financial application and database products and associated training, support, and services. In fiscal 2002, fiscal 2003 and fiscal 2004, we paid Oracle approximately $79,000, $437,000 and $58,000, respectively, in connection with these transactions.

Transactions with Cox Communications

        A former member of our Board, Chris Bowick, is an executive officer of Cox Communications. Cox is both a significant customer and a stockholder, currently owning less than five percent of our outstanding stock. In fiscal 2000, we entered into an agreement with Cox for the license of our software products and for the provision of services. The agreement also provides that Cox will have the right to test our software free of charge and without any commitment to deploy services using our technology. Under the agreement, Cox paid us $6.0 million in prepaid licenses and services, and Cox is entitled to receive the benefits of any more favorable terms and conditions that we may grant to any other North American network operator. Total revenues from Cox during fiscal fiscal 2002, fiscal 2003 and fiscal 2004, before taking into account warrant-related offsets, were $2.8 million, $1.6 million and $496,000, respectively. Net revenues from Cox, including the impact of the warrant-related offsets, were $1.6 million in fiscal 2002, $410,000 in fiscal 2003 and a negative $697,000 in fiscal 2004. In addition, under the commercial agreement, we were required to issue warrants to Cox. A total of 883,332 shares of our common stock are reserved for issuance to Cox under these warrants. The exercise price of these warrants is $6.90 per share. These warrants vested according to milestones established in the commercial agreement to motivate Cox to deploy our products and as of fiscal 2004, they were fully vested. In addition, Cox paid us $64,000 in fiscal 2002, $285,000 in fiscal 2003 and $396,000 in fiscal 2004 related primarily to services.

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

        Executive Loans.    In 2001, we extended loans in the principal amount of $500,000 to each of Mr. Limp, Mr. Fitzpatrick, and Mr. Sisson. Each loan carried an interest rate of 5.9% compounded annually and was due two years from issuance. In July 2002, Mr. Limp repaid the full principal and interest due under his promissory note. In November 2002, Mr. Fitzpatrick repaid $275,000 of the principal amount of his promissory note. According to the terms of Mr. Fitzpatrick's promissory note, his outstanding principal balance of $225,000 and all accrued interest was due 60 days from December 27, 2002, the date of the termination of his employment. As of May 31, 2004, Mr. Fitzpatrick had not repaid the balance of this loan and we have recorded a reserve to cover our potential loss. In January 2003, Mr. Sisson repaid the full principal and interest due under his promissory note.

        In March and April 2003, we entered into new employee retention agreements with David Lockwood, Patrick Nguyen, Gregory Wood and Philip Vachon. Under the terms of the retention agreements, in the event of a change of control of Liberate that is followed within one year by the officer's actual or constructive termination, the officer will receive a payment equal to twice his total taxable compensation for the prior fiscal year, with a minimum payment of $500,000 and a maximum payment of $750,000.

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

        Option and Stock Unit Grants.    In the third quarter of fiscal 2003, the compensation committee of the board approved new options grants of 1.3 million shares to each of Mr. Lockwood, Mr. Wood, and Mr. Nguyen and 1.7 million shares to Mr. Vachon. The vesting of these options will accelerate upon certain termination events in connection with a change of control.

        In July 2002, in order to retain qualified independent directors, the board approved the grant of options to purchase 50,000 shares of our stock to each of the three independent board members. These options have an exercise price of $2.42 per share, which was the closing price of the stock on the date of grant, and vest monthly over four years.

        In October 2003, Liberate's four non-employee directors each received 5,882 stock units under the terms of the 1999 Equity Incentive Plan. The stock units vest over one year following grant, and vesting accelerates upon certain changes of control of Liberate.

        In April 2004, the compensation committee of the Board approved new stock unit grants representing 150,000 shares to each of Mr. Wood and Mr. Nguyen and 100,000 shares to Mr. Vachon. The stock units vest over four years following the date of grant, and vesting accelerates upon certain termination events in connection with a change of control.

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

Note 20.    Subsequent Events

Contractual Obligations

        On June 7, 2004, the U.S. Bankruptcy Court granted our motion to reject the lease for our former headquarters in San Carlos, California. However, the landlord has appealed that decision and has filed a motion to dismiss our Chapter 11 case. At a hearing on August 12, 2004, the Bankruptcy Court issued a tentative ruling indicating that it was inclined to abstain from exercising jurisdiction with respect to Liberate's bankruptcy case for some period of time, subject to the possibility of resuming the exercise of jurisdiction for the limited purpose of a potential sale of Liberate's assets. The Court has set the matter for final hearing on August 30, 2004. Although Liberate is opposing the motion to dismiss and the Court's tentative ruling, the motion may be granted or the Court may adopt the tentative ruling, in which case (absent a stay or a reversal on appeal) Liberate would not be able to realize savings or the other benefits of a Chapter 11 proceeding. For example, Liberate's liability under the San Carlos lease would not be capped pursuant to Chapter 11 and Liberate would continue to be liable for its obligations under that lease in accordance with the terms thereof (which over the life of the lease could be up to approximately $45.3 million, including common area maintenance expenses). We have accrued $25.4 million as excess facilities provision included in liabilities subject to compromise.

Short-term Bank Borrowings

        Under the lease agreement for our former headquarters in San Carlos, California, we have maintained an irrevocable letter of credit from our bank in the amount of $8.8 million as a security deposit. We vacated the San Carlos facility in March 2004 and ceased rent payment effective April 1, 2004. Our former landlord has drawn against the letter of credit for the unpaid rent, net of sublease income from the facility. As of May 31, 2004, we had a short-term borrowing of $608,000 from the bank for the amounts drawn by our former landlord against the letter of credit but not yet repaid by us to the bank. In June 2004, we incurred additional short-term borrowing of $610,000 from the bank for additional amounts drawn by the former landlord against the letter of credit. As of July 31, 2004, the total principal amount of this short-term borrowing was $1.2 million. The short-term borrowing bears interest at prime rate plus two percent. In June 2004, we entered into a stipulation for relief from the automatic stay, which allows the bank to use our corresponding restricted cash balance to settle the existing and future amounts drawn against the letter of credit. The stipulation was approved by the Bankruptcy Court in August 2004

Class-Action Litigation

        In August 2004, we entered into a memorandum of understanding with counsel for the securities class action plaintiffs to settle the securities class action for a payment of $13.8 million. This proposed settlement is subject to and will be effective only if and when, among other things, the parties execute final settlement documents and obtain approval from the United States Bankruptcy Court for the Northern District of California and the United States District Court for the Northern District of California. If the proposed settlement does not become effective, the securities class action will continue. The proposed settlement of the federal securities class action does not cover or settle the state derivative action. In the event the proposed settlement of the securities class action does not become effective, the possible resolution of this proceeding could include judgments against us or settlements that could require substantial payments by us, which could harm our financial condition, results of operations, and cash flows. The timing of the final resolution of this proceeding is uncertain.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to reasonably ensure that this information is accumulated and communicated to our management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), to allow timely decisions regarding required disclosure. We also maintain internal controls over financial reporting that are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles in the U.S.

        As of May 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

        There were no changes in our internal controls over financial reporting during the quarter ended May 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

        Attached as exhibits to this annual report on Form 10-K are certifications of the CEO and CFO that are required by Rule 13a-14 of the Exchange Act.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding our directors and executive officers required by this Item is incorporated by reference to the information set forth in the section entitled "Board of Directors", "Election of Directors" and "Executive Officers" in the definitive proxy statement for our 2004 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement").

        Information required by the Item with respect to compliance with Section 16(a) of the Securities Act of 1934 is incorporated by reference to the information set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

        We have adopted a Code of Ethics for Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer, controller and other individuals in our finance department performing similar functions. The Code of Ethics is available on our website at www.liberate.com. If any substantive amendment to the Code of Ethics is made or any waiver is granted thereunder, including any implicit waiver, our Chief Executive Officer, Chief Financial Officer or other authorized officer will disclose the nature of such amendment or waiver on our website at www.liberate.com or in a report on Form 8-K.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference to the information set forth in the section entitled "Audit Fees" in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

1.
Financial Statements

  2.
  Financial Statement Schedules
  Schedule II—Valuation and Qualifying Accounts. See page 102.

  3.
  Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 16, 1997, between and Navio (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
2.2	Merger Agreement and Plan of Reorganization with SourceSuite LLC, dated January 12, 2000 (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-95139)).
2.3	Plan and Agreement of Reorganization with MoreCom, Inc., dated March 27, 2000 (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 7, 2000).
2.4	Amendment No. 1 to Plan and Agreement of Reorganization with MoreCom, Inc. (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 7, 2000).
2.5	Share Purchase Agreement, date as of July 24, 2002, by and among Liberate, 2014120 Ontario, Inc., Sigma Systems Group (Canada) Inc., the shareholders of Sigma Systems and Arjun Jasuja, as the Shareholders' Representative (incorporated by reference to similarly numbered exhibit to the current report on Form 8-K filed by Liberate on August 22, 2002).
3.1	Amended and Restated Bylaws of Liberate (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).
3.2	Sixth Amended and Restated Certificate of Incorporation of Liberate (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
3.3	Certificate of Designation, Preferences, and Results of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003).
4.1	Specimen Certificate of Liberate's common stock (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).

4.2	Standstill Agreement between Liberate, Delphi Asset Management Corporation, US Trust Company of Delaware, and United States Trust Company of New York, entered into as of January 23, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 10, 2001).
4.3	Rights Agreement dated May 12, 2003, between Liberate and Equiserve Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003).
4.4	Form of Rights Certificate (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003).
9.1	Voting Agreement, dated May 12, 1999, among Liberate, Oracle, Comcast Technology, Cox Communications and MediaOne Interactive Services (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
9.2	Amendment to Voting Agreement, dated December 11, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).
9.3	Irrevocable Trust Agreement between Delphi Asset Management Corporation, United States Trust Company of New York, and US Trust Company of Delaware, effective as of January 23, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).
10.1	Form of Indemnification Agreement entered into between Liberate and its directors and executive officers (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).*
10.2	Network Computer, Inc. 1996 Stock Option Plan, and form of Option Agreement (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.3	Navio Communications, Inc. 1996 Stock Option Plan and form of Option Agreement (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.4	Navio Communications, Inc. Non-Qualified Option Plan, and form of Option Agreement (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.5	1999 Equity Incentive Plan, as amended (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).*
10.6	1999 Employee Stock Purchase Plan, as amended to date (incorporated by reference to similarly numbered exhibit to the report on Form 10-K filed by Registrant on August 8, 2002).
10.7	Employment Agreement between Liberate and Mitchell E. Kertzman, dated October 12, 1998, as amended, and January 5, 2000 (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-95139)).*
10.14	Technology License Agreement, dated September 8, 1998, between Liberate and Oracle (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.15	Letter Agreement, dated May 16, 1997, among Liberate, Oracle, and Netscape (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No.333-78781)).
10.16	Source Code License Agreement, dated July 9, 1996, between Netscape and TVSoft, as amended (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).

10.17	OEM License Agreement, dated October 17, 1996, between Oracle and Netscape, as amended (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.18	Cooperation Agreement, dated July 1, 1999, between Liberate and Intel, as amended (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.21	Stockholders Agreement, dated August 11, 1997, among Liberate and the investors named therein (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.29	Circle Star Lease Agreement for San Carlos office space, dated April 27, 1999 (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.31	Tax Allocation and Indemnity Agreement, dated August 17, 1997, between Liberate and Oracle (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.33	Network Computer, Inc. Stock Option Agreement, dated October 15, 1998, with Mitchell Kertzman (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).*
10.37	Master Lease Agreement, dated August 2, 1999, with Steelcase Financial Services, Inc (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 13, 1999).
10.38	Irrevocable Letter of Credit dated September 3, 1999 and Standby Letter of Credit Agreement (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 13, 1999).
10.39	Employment letter between Liberate and Coleman Sisson, dated November 5, 1999 (incorporated by reference to Exhibit 10.39 to the Form 10-Q filed by the Registrant on January 14, 2000).*
10.42	Amendment to Employment Agreement between Liberate and Coleman Sisson, dated February 28, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 13, 2000).*
10.43	Stock Purchase Agreement dated July 16, 2000, between Cisco Systems, Inc. and Liberate (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 28, 2000).
10.44	Employment letter between Liberate and Philip A. Vachon, dated June 30, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 25, 2000).*
10.45	Employment Retention Agreement between Liberate and Coleman Sisson, dated January 8, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.46	Employment Retention Agreement between Liberate and David Limp, dated January 9, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.47	Employment Retention Agreement between Liberate and Donald Fitzpatrick, dated January 3, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.48	Promissory Note, dated January 8, 2001, for loan extended to Coleman Sisson (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*

10.49	Promissory Note, dated January 3, 2001, for loan extended to David Limp (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.50	Promissory Note, dated April 6, 2001, for loan extended to Don Fitzpatrick (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 13, 2001).*
10.52	Amendment to Employment Agreement between Liberate and Philip A. Vachon, dated November 15, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).*
10.53	Form of Executive Officer Option Grant Notice under the 1999 Equity Incentive Plan, effective for grants made on April 12, 2001 and later (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).*
10.54	Amendment to Employee Retention Agreement between Liberate and David A. Limp, dated February 20, 2002 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 12, 2002).*
10.55	Separation Agreement and Mutual Release of Claims between Liberate and David Limp, dated July 19, 2002.* (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).*
10.56	Stock Purchase Agreement among Cisco Systems, Inc., its wholly owned subsidiary, Cisco Systems Investments Ltd., and Liberate, dated July 19, 2002 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).
10.57	Form of Employee Retention Agreement, effective as of June 2002, between Liberate and each of the following officers (separately): Mitchell Kertzman, Coleman Sisson, Don Fitzpatrick, and Kent Walker (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).*
10.58	Form of customer warrant, with a list of customers who have received warrants, exercise prices, and numbers of shares covered by warrants (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).
10.59	Sigma Systems Group (Canada) Inc. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).
10.60	Sigma Systems Group (Canada) Inc. Amended and Restated 2002 California Stock Incentive Plan (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).
10.61	Sigma Systems Group (Canada) Inc. Nonstatutory Stock Option Agreement, dated August 9, 2002, with Stephen Nicolle (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).
10.62	Sales Commission Plan, dated June 1, 2002, between Liberate and Donald Fitzpatrick (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).*
10.63	Senior Management Bonus Plan, dated June 1, 2002, between Liberate and Mitchell Kertzman, Coleman Sisson, and Kent Walker (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).*

10.64	Contractor Agreement dated September 1, 2002 between David Limp and Liberate and Amendment thereto (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended November 30, 2002, filed by the Registrant on September 16, 2003).*
10.65	Employment Letter dated November 20, 2002 between Philip A. Vachon and Liberate and Amendment thereto (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended November 30, 2002, filed by the Registrant on September 16, 2003).*
10.66	Form of Employment Letter dated March 14, 2003 between Liberate and each of the following executive officers (separately): David Lockwood, Gregory S. Wood, and Patrick Nguyen (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).*
10.67	Form of Employment Agreement dated April 11, 2003 between Liberate and Philip A. Vachon (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).*
10.68	Form of Employee Retention Agreement between Liberate and each of the following officers (separately): David Lockwood, Coleman Sisson, Philip A. Vachon, Gregory S. Wood, Patrick Nguyen, and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).*
10.69	Form of Notice of Stock Option Grant to each of the following officers: David Lockwood, Philip A. Vachon, Gregory S. Wood, and Patrick Nguyen (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).*
10.70	Form of Amendment to Stock Option Grant dated March 14, 2003 between Liberate and each of Coleman Sisson and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).*
10.71	Agreement dated June 9, 2003 between Liberate and Coleman Sisson (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).*
10.72	Specific Litigation Protection Agreement dated August 29, 2003 between American International Specialty Lines Insurance Company and the insured parties named therein (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).
10.73	Notice of Stock Award dated September 30, 2003 between Liberate and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant's quarterly report on Form 10-Q filed by the Registrant on January 14, 2004).*
10.74	Management Transition Agreement effective September 30, 2003 between Liberate and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant's quarterly report on Form 10-Q filed by the Registrant on January 14, 2004).*
10.75	Form of Notice of Stock Unit Award issued to non-employee directors on and after October 1, 2003 (incorporated by reference to the similarly numbered exhibit to the Registrant's quarterly report on Form 10-Q filed by the Registrant on January 14, 2004).*
10.76	Office Lease Agreement dated December 12, 2003 between EOP-Peninsula Office Park, L.L.C. and Liberate for the San Mateo, California office (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-Q filed by the Registrant on April 14, 2004).
10.77	Form of Stock Unit Award dated April 26, 2004, issued to the following executive officers of Liberate: Philip A. Vachon, Gregory S. Wood, Patrick P. Nguyen.*

21.1	Subsidiaries of Liberate.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Liberate's Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Liberate's Chief Financial Officer.
32.1	Section 1350 Certification of Liberate's Chief Executive Officer and Chief Financial Officer.

*
Management contract or compensatory plan or arrangement.

  Note: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b)
Reports on Form 8-K furnished during the quarter ended May 31, 2004:

          (i)    Liberate furnished a report on Form 8-K on April 14, 2004 under Item 12 with a press release announcing Liberate's financial results for the three and nine month periods ended February 29, 2004.

          (ii)   Liberate filed a report on Form 8-K on May 3, 2004 under Item 3 announcing that Liberate had filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

          (iii)  Liberate filed a report on Form 8-K on May 20, 2004 under Items 3 and 9 announcing that the bankruptcy case had been transferred to the United States Bankruptcy Court for the Northern District of California and furnishing the disclosure statement that was filed with the Bankruptcy Court.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August 2004.

Liberate Technologies
Date: August 13, 2004	By:	/s/ DAVID LOCKWOOD David Lockwood Chief Executive Officer
Date: August 13, 2004		/s/ GREGORY S. WOOD Gregory S. Wood Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on the 11th day of August 2004.

Signature	Title

/s/ DAVID LOCKWOOD David Lockwood	Chief Executive Officer and Chairman of the Board
/s/ CHARLES N. CORFIELD Charles N. Corfield	Director
/s/ PATRICK S. JONES Patrick S. Jones	Director
/s/ DAVID C. NAGEL Dr. David C. Nagel	Director
/s/ ROBERT R. WALKER Robert R. Walker	Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended May 31, 2004	$569	$(554)	$(15)	$30
Year ended May 31, 2003	550	345	326	569
Year ended May 31, 2002	493	277	220	550
Revenue reserve:
Year ended May 31, 2004	$785	$(782)	$—	$3
Year ended May 31, 2003	$859	$(14)	$60	$785
Year ended May 31, 2002	468	391	—	859

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 16, 1997, between and Navio (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
2.2	Merger Agreement and Plan of Reorganization with SourceSuite LLC, dated January 12, 2000 (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-95139)).
2.3	Plan and Agreement of Reorganization with MoreCom, Inc., dated March 27, 2000 (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 7, 2000).
2.4	Amendment No. 1 to Plan and Agreement of Reorganization with MoreCom, Inc. (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 7, 2000).
2.5	Share Purchase Agreement, date as of July 24, 2002, by and among Liberate, 2014120 Ontario, Inc., Sigma Systems Group (Canada) Inc., the shareholders of Sigma Systems and Arjun Jasuja, as the Shareholders' Representative (incorporated by reference to similarly numbered exhibit to the current report on Form 8-K filed by Liberate on August 22, 2002).
3.1	Amended and Restated Bylaws of Liberate (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).
3.2	Sixth Amended and Restated Certificate of Incorporation of Liberate (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
3.3	Certificate of Designation, Preferences, and Results of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003).
4.1	Specimen Certificate of Liberate's common stock (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
4.2	Standstill Agreement between Liberate, Delphi Asset Management Corporation, US Trust Company of Delaware, and United States Trust Company of New York, entered into as of January 23, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 10, 2001).
4.3	Rights Agreement dated May 12, 2003, between Liberate and Equiserve Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003).
4.4	Form of Rights Certificate (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003).
9.1	Voting Agreement, dated May 12, 1999, among Liberate, Oracle, Comcast Technology, Cox Communications and MediaOne Interactive Services (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
9.2	Amendment to Voting Agreement, dated December 11, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).
9.3	Irrevocable Trust Agreement between Delphi Asset Management Corporation, United States Trust Company of New York, and US Trust Company of Delaware, effective as of January 23, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).

10.1	Form of Indemnification Agreement entered into between Liberate and its directors and executive officers (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).*
10.2	Network Computer, Inc. 1996 Stock Option Plan, and form of Option Agreement (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.3	Navio Communications, Inc. 1996 Stock Option Plan and form of Option Agreement (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.4	Navio Communications, Inc. Non-Qualified Option Plan, and form of Option Agreement (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.5	1999 Equity Incentive Plan, as amended (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).*
10.6	1999 Employee Stock Purchase Plan, as amended to date (incorporated by reference to similarly numbered exhibit to the report on Form 10-K filed by Registrant on August 8, 2002).
10.7	Employment Agreement between Liberate and Mitchell E. Kertzman, dated October 12, 1998, as amended, and January 5, 2000 (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-95139)).*
10.14	Technology License Agreement, dated September 8, 1998, between Liberate and Oracle (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.15	Letter Agreement, dated May 16, 1997, among Liberate, Oracle, and Netscape (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No.333-78781)).
10.16	Source Code License Agreement, dated July 9, 1996, between Netscape and TVSoft, as amended (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.17	OEM License Agreement, dated October 17, 1996, between Oracle and Netscape, as amended (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.18	Cooperation Agreement, dated July 1, 1999, between Liberate and Intel, as amended (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.21	Stockholders Agreement, dated August 11, 1997, among Liberate and the investors named therein (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.29	Circle Star Lease Agreement for San Carlos office space, dated April 27, 1999 (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.31	Tax Allocation and Indemnity Agreement, dated August 17, 1997, between Liberate and Oracle (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
10.33	Network Computer, Inc. Stock Option Agreement, dated October 15, 1998, with Mitchell Kertzman (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).*

10.37	Master Lease Agreement, dated August 2, 1999, with Steelcase Financial Services, Inc (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 13, 1999).
10.38	Irrevocable Letter of Credit dated September 3, 1999 and Standby Letter of Credit Agreement (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on October 13, 1999).
10.39	Employment letter between Liberate and Coleman Sisson, dated November 5, 1999 (incorporated by reference to Exhibit 10.39 to the Form 10-Q filed by the Registrant on January 14, 2000).*
10.42	Amendment to Employment Agreement between Liberate and Coleman Sisson, dated February 28, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 13, 2000).*
10.43	Stock Purchase Agreement dated July 16, 2000, between Cisco Systems, Inc. and Liberate (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on July 28, 2000).
10.44	Employment letter between Liberate and Philip A. Vachon, dated June 30, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 25, 2000).*
10.45	Employment Retention Agreement between Liberate and Coleman Sisson, dated January 8, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.46	Employment Retention Agreement between Liberate and David Limp, dated January 9, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.47	Employment Retention Agreement between Liberate and Donald Fitzpatrick, dated January 3, 2001 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.48	Promissory Note, dated January 8, 2001, for loan extended to Coleman Sisson (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.49	Promissory Note, dated January 3, 2001, for loan extended to David Limp (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 12, 2001).*
10.50	Promissory Note, dated April 6, 2001, for loan extended to Don Fitzpatrick (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 13, 2001).*
10.52	Amendment to Employment Agreement between Liberate and Philip A. Vachon, dated November 15, 2000 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).*
10.53	Form of Executive Officer Option Grant Notice under the 1999 Equity Incentive Plan, effective for grants made on April 12, 2001 and later (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 24, 2001).*
10.54	Amendment to Employee Retention Agreement between Liberate and David A. Limp, dated February 20, 2002 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on April 12, 2002).*
10.55	Separation Agreement and Mutual Release of Claims between Liberate and David Limp, dated July 19, 2002.* (Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).*

10.56	Stock Purchase Agreement among Cisco Systems, Inc., its wholly owned subsidiary, Cisco Systems Investments Ltd., and Liberate, dated July 19, 2002 (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).
10.57	Form of Employee Retention Agreement, effective as of June 2002, between Liberate and each of the following officers (separately): Mitchell Kertzman, Coleman Sisson, Don Fitzpatrick, and Kent Walker (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).*
10.58	Form of customer warrant, with a list of customers who have received warrants, exercise prices, and numbers of shares covered by warrants (incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant on August 8, 2002).
10.59	Sigma Systems Group (Canada) Inc. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).
10.60	Sigma Systems Group (Canada) Inc. Amended and Restated 2002 California Stock Incentive Plan (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).
10.61	Sigma Systems Group (Canada) Inc. Nonstatutory Stock Option Agreement, dated August 9, 2002, with Stephen Nicolle (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).
10.62	Sales Commission Plan, dated June 1, 2002, between Liberate and Donald Fitzpatrick (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).*
10.63	Senior Management Bonus Plan, dated June 1, 2002, between Liberate and Mitchell Kertzman, Coleman Sisson, and Kent Walker (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).*
10.64	Contractor Agreement dated September 1, 2002 between David Limp and Liberate and Amendment thereto (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended November 30, 2002, filed by the Registrant on September 16, 2003).*
10.65	Employment Letter dated November 20, 2002 between Philip A. Vachon and Liberate and Amendment thereto (incorporated by reference to similarly numbered exhibit to the Registrant's report on Form 10-Q for the quarter ended November 30, 2002, filed by the Registrant on September 16, 2003).*
10.66	Form of Employment Letter dated March 14, 2003 between Liberate and each of the following executive officers (separately): David Lockwood, Gregory S. Wood, and Patrick Nguyen (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).*
10.67	Form of Employment Agreement dated April 11, 2003 between Liberate and Philip A. Vachon (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).*
10.68	Form of Employee Retention Agreement between Liberate and each of the following officers (separately): David Lockwood, Coleman Sisson, Philip A. Vachon, Gregory S. Wood, Patrick Nguyen, and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).*

10.69	Form of Notice of Stock Option Grant to each of the following officers: David Lockwood, Philip A. Vachon, Gregory S. Wood, and Patrick Nguyen (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).*
10.70	Form of Amendment to Stock Option Grant dated March 14, 2003 between Liberate and each of Coleman Sisson and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).*
10.71	Agreement dated June 9, 2003 between Liberate and Coleman Sisson (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).*
10.72	Specific Litigation Protection Agreement dated August 29, 2003 between American International Specialty Lines Insurance Company and the insured parties named therein (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-K filed by the Registrant on September 16, 2003).
10.73	Notice of Stock Award dated September 30, 2003 between Liberate and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant's quarterly report on Form 10-Q filed by the Registrant on January 14, 2004).*
10.74	Management Transition Agreement effective September 30, 2003 between Liberate and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant's quarterly report on Form 10-Q filed by the Registrant on January 14, 2004).*
10.75	Form of Notice of Stock Unit Award issued to non-employee directors on and after October 1, 2003 (incorporated by reference to the similarly numbered exhibit to the Registrant's quarterly report on Form 10-Q filed by the Registrant on January 14, 2004).*
10.76	Office Lease Agreement dated December 12, 2003 between EOP-Peninsula Office Park, L.L.C. and Liberate for the San Mateo, California office (incorporated by reference to the similarly numbered exhibit to the Registrant's report on Form 10-Q filed by the Registrant on April 14, 2004).
10.77	Form of Stock Unit Award dated April 26, 2004, issued to the following executive officers of Liberate: Philip A. Vachon, Gregory S. Wood, Patrick P. Nguyen.*
21.1	Subsidiaries of Liberate.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Liberate's Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Liberate's Chief Financial Officer.
32.1	Section 1350 Certification of Liberate's Chief Executive Officer and Chief Financial Officer.

*
Management contract or compensatory plan or arrangement.

QuickLinks

LIBERATE TECHNOLOGIES Annual Report on Form 10-K For The Fiscal Year Ended May 31, 2004 TABLE OF CONTENTS
PART I.
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consolidated Statements of Operations (In thousands) Unaudited
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
LIBERATE TECHNOLOGIES (DEBTOR-IN-POSSESSION) CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
LIBERATE TECHNOLOGIES (DEBTOR-IN-POSSESSION) CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
LIBERATE TECHNOLOGIES (DEBTOR-IN-POSSESSION) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share data)
LIBERATE TECHNOLOGIES (DEBTOR-IN-POSSESSION) CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
LIBERATE TECHNOLOGIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIBERATE TECHNOLOGIES (DEBTOR-IN-POSSESSION) CONDENSED BALANCE SHEET AS OF MAY 31, 2004 (In thousands) Unaudited
LIBERATE TECHNOLOGIES (DEBTOR-IN-POSSESSION) CONDENSED STATEMENT OF OPERATIONS(3) FOR THE MONTH ENDED MAY 31, 2004 (In thousands) Unaudited
LIBERATE TECHNOLOGIES (DEBTOR-IN-POSSESSION) CONDENSED STATEMENT OF CASH FLOWS FOR THE MONTH ENDED MAY 31, 2004 (In thousands) Unaudited
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
  Exhibit Index