Form 10-Q
period 2004-08-31
LIBERATE TECHNOLOGIES
filed 2004-10-12
CIK 1085776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-26565

LIBERATE TECHNOLOGIES

(Exact name of registrant as specified in its charter)

Delaware	94-3245315
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2655 Campus Drive, Suite 250 San Mateo, California	94403
(Address of principal executive office)	(Zip Code)

(650) 645-4000
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

105,732,302 shares of the Registrant’s common stock were outstanding as of September 30, 2004.

LIBERATE TECHNOLOGIES

FORM 10-Q

For The Quarterly Period Ended August 31, 2004

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of August 31, 2004 and May 31, 2004
Condensed Consolidated Statements of Operations for the three months ended August 31, 2004 and 2003
Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2004 and 2003
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

Part I. Financial Information

Item 1. Financial Statements

LIBERATE TECHNOLOGIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

Unaudited

	August 31, 2004	May 31, 2004

Assets
Current assets:
Cash and cash equivalents	$209,971	$215,877
Accounts receivable, net	3,958	3,143
Prepaid expenses and other current assets	1,696	1,817
Total current assets	215,625	220,837
Property and equipment, net	1,776	1,851
Deferred costs related to warrants	2,687	3,583
Restricted cash	10,866	10,869
Other assets	147	268
Total assets	$231,101	$237,408

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,649	$686
Accrued liabilities	4,459	3,234
Accrued payroll and related expenses	379	370
Short-term borrowing from bank	—	608
Deferred revenues	6,489	6,137
Total current liabilities	12,976	11,035
Long-term excess facilities charges	401	631
Total liabilities not subject to compromise	13,377	11,666
Liabilities subject to compromise	40,571	36,806
Total liabilities	53,948	48,472

Commitments and contingencies (Note 5) Stockholders’ equity:
Common stock	1,057	1,055
Contributed and paid-in-capital	1,502,992	1,503,113
Deferred stock-based compensation	(7,946)	(8,453)
Accumulated other comprehensive loss	(1,954)	(2,112)
Accumulated deficit	(1,316,996)	(1,304,667)
Total stockholders’ equity	177,153	188,936
Total liabilities and stockholders’ equity	$231,101	$237,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three months ended August 31,
	2004	2003
Revenues:
License and royalty	$219	$(924)
Service	929	2,469
Total revenues	1,148	1,545
Cost of revenues:
License and royalty	16	151
Service	1,379	1,443
Total cost of revenues	1,395	1,594
Gross margin	(247)	(49)
Operating expenses:
Research and development	3,842	3,667
Sales and marketing	601	1,429
General and administrative	1,949	4,181
Amortization of deferred costs related to warrants	—	804
Restructuring costs	—	480
Amortization and impairment of intangible assets	—	22
Amortization of deferred stock-based compensation	—	10
Excess facilities charges and related asset impairment	4,416	—
Total operating expenses	10,808	10,593
Loss from operations	(11,055)	(10,642)
Reorganization items, net	(1,731)	—
Interest income, net	476	617
Other expense, net	(61)	(375)
Loss from continuing operations before income tax provision	(12,371)	(10,400)
Income tax provision	38	103
Loss from continuing operations	(12,409)	(10,503)
Loss from discontinued operations	—	(2,083)
Gain on sale of discontinued operations	80	—
Net loss	$(12,329)	$(12,586)
Basic and diluted loss per share:
Continuing operations	$(0.12)	$(0.10)
Discontinued operations	—	$(0.02)
Basic and diluted net loss per share	$(0.12)	$(0.12)
Shares used in computing basic and diluted net loss per share	105,623	104,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Three months ended August 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(12,329)	$(12,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	—	870
Amortization of deferred costs related to warrants	896	2,064
Depreciation and amortization	339	1,161
Non-cash stock based compensation expense	639	10
Reorganization items	1,794	—
Amortization and impairment of intangible assets	—	22
Stock units surrendered in consideration of taxes payable	(266)	—
Gain on disposal of property and equipment	(7)	(8)
Provision for doubtful accounts	44	17
Changes in operating assets and liabilities:
Accounts receivable	(859)	(124)
Prepaid expenses and other current assets	121	248
Other assets	121	(17)
Accounts payable	(160)	502
Accrued liabilities	1,811	(18,495)
Accrued payroll and related expenses	(98)	(450)
Deferred revenues	352	(729)
Other long-term liabilities	1,777	(1,141)
Net cash used in operating activities	(5,825)	(28,656)
Cash flows from investing activities:
Purchase of investments	—	(221,746)
Increase (decrease) in restricted cash	3	(484)
Purchases of property and equipment	(263)	(316)
Proceeds from sale of property and equipment	7	—
Net cash used in investing activities	(253)	(222,546)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(6)
Proceeds from issuance of common stock	14	—
Net cash provided by (used in) financing activities	14	(6)
Effect of exchange rate changes on cash	158	181
Net decrease in cash and cash equivalents	(5,906)	(251,027)
Cash and cash equivalents, beginning of period	215,877	261,689
Cash and cash equivalents, end of period	$209,971	$10,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1.          Description of Business

Liberate Technologies (“Liberate,” “we,” “us,” or “our”), together with its wholly-owned subsidiaries, is a provider of software and services for digital cable systems. Based on industry standards, our software enables cable operators to run multiple applications and services—including interactive programming guides, high definition television, video on demand, personal video recorders, and games—on multiple platforms.

Liberate began operations in late 1995 as a division of Oracle, developing client and server software for the consumer, enterprise, and educational markets. In April 1996, the company separately incorporated in Delaware as Network Computer, Inc., and on May 11, 1999, it changed its name to Liberate Technologies.

Our headquarters is located in San Mateo, California. As of August 31, 2004, we had a research and development center in Canada and sales and customer support offices in the U.K.

Dismissal of Bankruptcy Case

On April 30, 2004, Liberate filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The landlord of Liberate’s former headquarters in San Carlos, California filed a motion to dismiss the case, and on September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case. The bankruptcy court ruled that Liberate has cash well in excess of its liabilities and does not need bankruptcy protection to avoid wasteful liquidation of its assets.

Liberate has appealed this ruling. However, Liberate cannot predict the outcome or timing of the appellate process. Unless the decision of the bankruptcy court is reversed on appeal, Liberate will not be able to realize savings or the other benefits of a Chapter 11 proceeding.

Because the Chapter 11 bankruptcy case was still pending as of August 31, 2004, we have prepared the unaudited condensed consolidated financial statements in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). In accordance with SOP 90-7, liabilities incurred prior to the commencement of the bankruptcy case were segregated and classified as “Liabilities subject to compromise,” which represented Liberate’s estimate of known or potential allowable claims, that as of August 31, 2004, were expected to be resolved in connection with the bankruptcy case. Such claims were subject to future adjustments, which may have resulted from negotiations, actions of the bankruptcy court, developments with respect to disputed claims, additional rejection of executory contracts and unexpired leases, or other events. Furthermore, expenses, realized gains and losses, and provisions for losses directly resulting from the reorganization are reported separately as “Reorganization items, net.”

The provisions of SOP 90-7 do not significantly change the application of accounting principles generally accepted in the United States. However, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Liabilities subject to compromise consisted of the following:

	August 31, 2004	May 31, 2004

Excess facilities related to the San Carlos facility	$26,780	$25,389
Litigation liability	6,726	6,726
Accounts payable	2,527	2,416
Accrued royalties	448	448
Other accrued liabilities	4,090	1,827
	$40,571	$36,806

Excess facilities related to the San Carlos facility is based on the estimated future liability for rent and expenses less expected sublease income. See Note 4.

Litigation liability represents an estimate of the cash liability to Liberate in connection with the restatement class-action litigation based on the memorandum of understanding with counsel to the plaintiffs, net of estimated insurance proceeds. See Note 5.

For Q1 FY05, reorganization items totaled $1.7 million, which consisted of $1.8 million of professional fees directly associated with Liberate’s bankruptcy case, net of $71,000 of interest income.

Had the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case prior to quarter end, the unaudited condensed consolidated financial statements, without the effects of SOP 90-7, would have appeared as follows.

LIBERATE TECHNOLOGIES

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

Unaudited

	August 31, 2004	May 31, 2004

Assets
Current assets:
Cash and cash equivalents	$209,971	$215,877
Accounts receivable, net	3,958	3,143
Prepaid expenses and other current assets	1,696	1,817
Total current assets	215,625	220,837
Property and equipment, net	1,776	1,851
Deferred costs related to warrants	2,687	3,583
Restricted cash	10,866	10,869
Other assets	147	268
Total assets	$231,101	$237,408

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,176	$3,102
Accrued liabilities	19,363	16,384
Accrued payroll and related expenses	587	685
Short-term borrowing from bank	—	608
Deferred revenues	6,489	6,137
Total current liabilities	30,615	26,916
Long-term excess facilities charges	20,917	19,140
Other long-term liabilities	2,416	2,416
Total liabilities	53,948	48,472

Commitments and contingencies Stockholders’ equity:
Common stock	1,057	1,055
Contributed and paid-in-capital	1,502,992	1,503,113
Deferred stock-based compensation	(7,946)	(8,453)
Accumulated other comprehensive loss	(1,954)	(2,112)
Accumulated deficit	(1,316,996)	(1,304,667)
Total stockholders’ equity	177,153	188,936
Total liabilities and stockholders’ equity	$231,101	$237,408

LIBERATE TECHNOLOGIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three months ended August 31,
	2004	2003
Revenues:
License and royalty	$219	$(924)
Service	929	2,469
Total revenues	1,148	1,545
Cost of revenues:
License and royalty	16	151
Service	1,379	1,443
Total cost of revenues	1,395	1,594
Gross margin	(247)	(49)
Operating expenses:
Research and development	3,842	3,667
Sales and marketing	601	1,429
General and administrative	3,751	4,181
Amortization of deferred costs related to warrants	—	804
Restructuring costs	—	480
Amortization and impairment of intangible assets	—	22
Amortization of deferred stock-based compensation	—	10
Excess facilities charges and related asset impairment	4,416	—
Total operating expenses	12,610	10,593
Loss from operations	(12,857)	(10,642)
Interest income, net	547	617
Other expense, net	(61)	(375)
Loss from continuing operations before income tax provision	(12,371)	(10,400)
Income tax provision	38	103
Loss from continuing operations	(12,409)	(10,503)
Loss from discontinued operations	—	(2,083)
Gain on sale of discontinued operations	80	—
Net loss	$(12,329)	$(12,586)
Basic and diluted loss per share:
Continuing operations	$(0.12)	$(0.10)
Discontinued operations	—	$(0.02)
Basic and diluted net loss per share	$(0.12)	$(0.12)
Shares used in computing basic and diluted net loss per share	105,623	104,006

LIBERATE TECHNOLOGIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Three months ended August 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(12,329)	$(12,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	—	870
Amortization of deferred costs related to warrants	896	2,064
Depreciation and amortization	339	1,161
Non-cash stock based compensation expense	639	10
Amortization and impairment of intangible assets	—	22
Stock units surrendered in consideration of taxes payable	(266)	—
Gain on disposal of property and equipment	(7)	(8)
Provision for doubtful accounts	44	17
Changes in operating assets and liabilities:
Accounts receivable	(859)	(124)
Prepaid expenses and other current assets	121	248
Other assets	121	(17)
Accounts payable	466	502
Accrued liabilities	2,979	(18,495)
Accrued payroll and related expenses	(98)	(450)
Deferred revenues	352	(729)
Other long-term liabilities	1,777	(1,141)
Net cash used in operating activities	(5,825)	(28,656)
Cash flows from investing activities:
Purchase of investments	—	(221,746)
Increase (decrease) in restricted cash	3	(484)
Purchases of property and equipment	(263)	(316)
Proceeds from sale of property and equipment	7	—
Net cash used in investing activities	(253)	(222,546)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(6)
Proceeds from issuance of common stock	14	—
Net cash provided by (used in) financing activities	14	(6)
Effect of exchange rate changes on cash	158	181
Net decrease in cash and cash equivalents	(5,906)	(251,027)
Cash and cash equivalents, beginning of period	215,877	261,689
Cash and cash equivalents, end of period	$209,971	$10,662

Note 2.          Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements include the accounts of Liberate and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim financial statements are unaudited and reflect all adjustments, which are of a normal recurring nature, that we believe are necessary to provide a fair statement of the financial position and the results of operations for the interim periods in accordance with the rules of the Securities and Exchange Commission (“SEC”) However, these condensed consolidated statements omit certain information and footnote disclosures necessary to conform to generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended May 31, 2004. The results of operations for the interim periods reported do not necessarily indicate the results expected for the full fiscal year or for any future period.

In this report, we sometimes use the words “fiscal” or “FY” followed by a year to refer to our fiscal years, which end on May 31 of the specified year. We also sometimes use “Q1,” “Q2,” “Q3,” and “Q4” to refer to our fiscal quarters, which end on August 31, November 30, the last day of February, and May 31 of each fiscal year.

Principles of Consolidation

Our unaudited condensed consolidated financial statements include the accounts of Liberate and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Bankruptcy Accounting

With the Chapter 11 bankruptcy case still pending as of August 31, 2004, we have prepared the unaudited condensed consolidated financial statements in accordance with the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States. However, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Foreign Currency Translation and Re-measurement

During Fiscal 2004, the Company determined that the conditions described in SFAS 52 for the translation of the Canadian and UK operations using the local currency as the functional currency ceased to exist. Accordingly, starting in Q4 FY04, the functional currency of these subsidiaries’ operations is the U.S. dollar; accordingly, the monetary assets and liabilities of these operations are re-measured into U.S. dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities are re-measured at historical rates.  Revenues, expenses, gains or losses are re-measured at the average exchange rate for the period, other than depreciation and amortization, which are re-measured at the respective historical rates as their related assets.  Translation gains or losses are recorded in “Accumulated Other Comprehensive Income (Loss)”, a component of Stockholders’ Equity.  The resultant re-measurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the consolidated statement of operations.  For the quarter ended August 31, 2004, we had a foreign currency translation gain of $153,000 and a loss from foreign currency transactions of $68,000.

Fair Value of Financial Instruments

Due to their short maturities, the carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities and short-term borrowing from bank, approximates their fair value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk primarily consist of cash and cash equivalents and accounts receivable. Substantially all of our cash and cash equivalents are invested in high quality money market instruments and securities of the U.S. government. While our customers are geographically dispersed, a substantial amount of our revenues has been generated from a small number of customers, whose receivables are generally unsecured. We mitigate our credit risk associated with accounts receivable by performing ongoing credit evaluations of our customers’ financial conditions, and we maintain an allowance for potential credit losses. Historically, we have not experienced significant losses related to accounts receivable.

The table below sets forth information relating to each customer that accounted for 10% or more of our total revenues during the periods ended August 31, 2004 and 2003:

	Three months ended August 31,
	2004	2003
Customer A	47%	52%
Customer B	40%	15%
Customer C	25%	12%
Customer D	24%	*
Customer E	14%	*
Customer F	*	65%

*                                         Less than 10%

The above presentation includes the effects of the warrant amortization expense classified as an offset to revenues. As a result, certain customers generated negative revenues, and the total of the above percentages for the periods presented exceeds 100%.

As of August 31, 2004 and May 31, 2004, each of four customers accounted for 10% or more of our gross accounts receivable balance. Their respective receivable balances as a percentage of our gross accounts receivable balance were as follows:

	August 31, 2004	May 31, 2004
Customer F	39%	49%
Customer A	29%	15%
Customer B	12%	18%
Customer C	11%	11%

Property and Equipment

We record property and equipment at the lower of cost, net of accumulated depreciation, or net realizable value. We compute depreciation using the straight-line method over the estimated useful lives of the assets of two to five years. We amortize leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the improvements using the straight-line method.

Deferred Costs Related to Warrants

In fiscal 1999, we issued warrants to several of our customers. We valued these warrants based on their estimated fair value using the Black-Scholes pricing model as of the earlier of the date that the warrants are earned or the date that it became likely that they would be earned. Under the requirements of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we continue to revalue warrants if appropriate. We record the value of warrants as deferred costs, a non-current asset on our Consolidated Balance Sheet, and amortize those deferred costs over the estimated economic life of the arrangements under which the warrants are issued.

We periodically review warrants for impairment whenever events or changes in circumstances indicate that the carrying amount of the warrants may not be recoverable. Significant management judgment is required in assessing the useful life of our warrant assets and the need for a measurement of impairment. In fiscal 2002, we recorded an impairment charge of $44.8 million in connection with a review for impairment of the carrying value of deferred costs. In fiscal 2004, we recorded an impairment charge of $5.0 million as a result of our realignment of strategy to focus on the U.S. cable market and the resulting impairment of warrants issued to non-U.S. customers. These impairment charges reduced the carrying value of deferred costs to a level equal to the expected future revenues from the holders of those warrants during the amortization period of those warrants. During Q1 FY05, we amortized $896,000 as an offset to associated revenues up to the amount of cumulative revenues recognized or to be recognized from deferred revenues.

Stock-Based Compensation

We adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” in the fiscal year ended May 31, 2004. In December 2002, SFAS 148 amended SFAS 123, “Accounting for Stock-Based Compensation,” which provided alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. We have elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), to account for employee stock options and stock units. Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock option is less than market price of the underlying stock at the date of grant.

The following information regarding net loss and loss per share prepared in accordance with SFAS 123 has been determined as if we had accounted for our employee stock options, stock units and shares issued under our 1999 Equity Incentive Plan using the fair value method prescribed by SFAS 123. The resulting effect on net loss and loss per share pursuant to SFAS 123 is not likely to be representative of the effects on net loss and loss per share pursuant to SFAS 123 in future periods, because future periods will include additional grants and periods of vesting.

The following table illustrates the effect on reported net loss and loss per share had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	Three months ended August 31,
	2004	2003
Net loss, as reported	$(12,329)	$(12,586)
Adjustments:
Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	10
Stock unit compensation expense included in reported net loss, net of related tax effects	639	—
Total stock-based employee compensation expense determined under fair value method for all awards granted since July 1, 1995, net of related tax effects	(1,379)	60
Pro forma net loss	$(13,069)	$(12,516)
Basic and diluted net loss per share, as reported	$(0.12)	$(0.12)
Basic and diluted net loss per share, pro forma	$(0.12)	$(0.12)

In connection with the granting of stock units in fiscal 2004, we recorded deferred stock-based compensation based on the fair value of the underlying shares of our common stock at the date of grant, and such value is amortized over the vesting period as compensation expense by function. For Q1 FY05 the amortization expense was $639,000. The following table shows the expenses, by functional classification, incurred for the three months ended August 31,2004:

Three months ended August 31, 2004
Cost or revenues	$52
Research and development	396
Sales and marketing	75
General and administrative	116
Total	$639

We issued no stock options or stock units in the quarter ended August 31, 2003 and we issued no stock options in the quarter ended August 31, 2004. For purposes of SFAS 123 the fair value of the stock units issued under the 1999 Equity Incentive Plan for the quarter ended August 31, 2004 was estimated at the date of grant utilizing a Black-Scholes valuation model with the following weighted-average assumptions:

Stock Units
Three months ended August 31, 2004
Risk-free interest rate	3.20%
Dividend yield	0%
Volatility of common stock	77%
Average expected life (in years)	3
Weighted average fair value	$2.40

Revenue Recognition

Overview.  Liberate’s revenues are derived from fees for licenses of its software products, royalties, consulting, maintenance and other services. Liberate’s revenue recognition policies are in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, as amended by; SOP No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition”.

License and Royalty Revenue.  Liberate licenses its software through its direct sales force located in North America and Europe. License and royalty revenues consist primarily of fees earned from the licensing of its software, as well as royalty fees earned upon the shipment or activation of products that incorporate its software. In general, license revenues are recognized when a non-cancelable license agreement has been signed and the customer has acknowledged an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In the case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. Services revenue associated with licenses are recognized ratably over the period associated with the initial payment, generally one year.

Liberate recognizes revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance or consulting services. The determination of fair value is based on objective evidence, which is specific to Liberate. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized under the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. However, if such undelivered elements consist of services that are essential to the functionality of the software, we recognize license and services revenues using contract accounting, pursuant to SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” If license arrangements include the rights to unspecified future products, revenue is recognized ratably over the contractual or estimated economic term of the arrangement. We recognize royalty revenues when a network operator reports that it has shipped or activated products or its rights to deploy such products expire.

We record deferred revenue for software arrangements when cash has been received from the customer and/or the arrangement does not qualify for revenue recognition under our revenue recognition policy.

We offset license and royalty revenues by certain expenses as a result of the application of EITF 01-09. EITF 01-09 generally requires that consideration, including warrants, issued to a customer should be classified in a vendor’s financial statements not as an expense, but as an offset to revenues up to the amount of cumulative revenues recognized or likely to be recognized from that customer.

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

Service revenues also include reimbursable expenses billed to customers in accordance with EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which generally requires that a company recognize travel expenses and other reimbursable expenses billed to customers as revenue. With the adoption of EITF 01-14, we recognize reimbursable expenses as service revenues when there is an agreement to bill the customer for the expenses, the expenses have been incurred and billed, and collection is probable.

Restructuring Costs

As of January 1, 2003, we adopted SFAS No.146, “Accounting for Exit or Disposal Activities,” which addresses accounting for and reporting costs associated with exit or disposal activities and nullifies EITF 94-03, for restructuring activities initiated after December 31, 2002. For restructuring activities initiated prior to December 31, 2002, we continue to record restructuring costs in accordance with EITF No. 94-03, “Liability Recognition of Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring,” and SAB No. 100,

“Restructuring and Impairment Charges.” Severance costs include those expenses related to severance pay and employee benefit obligations in connection with terminated employees. Our executive management approves the scope of any reductions in force. Other costs related to restructuring include the write-down of intangible assets and amounts expected to be paid in connection with terminated contracts.

Computation of Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of fully diluted shares is required when reporting net income per share and includes the weighted average number of shares of common stock, stock options, stock units and warrants outstanding. As we have recorded a net loss for all periods presented, the net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options, stock units and warrants would be anti-dilutive. Accordingly, we excluded from the calculation of net loss per share, for continuing and discontinued operations earnings per share, total potential dilutive common shares of 12,598,723 and 17,450,679, related to stock options, stock units and warrants, for the periods ended August 31, 2004 and August 31, 2003, respectively.

Note 3. Discontinued Operations

In August 2002, we acquired the outstanding capital stock of Sigma Systems Group (Canada) (“Sigma Systems”). In accordance with SFAS 142, we determined that Sigma Systems had two reporting units, OSS and Bill-Care. Subsequently, in May 2003, we sold Bill-Care to a company owned by certain former shareholders of Sigma Systems, for the consideration of $1.0 million in cash, resulting in a loss of $177,000, which was recorded in the fourth quarter of fiscal 2003. In September 2003, we announced that we were actively exploring the sale of the OSS division, and in November 2003, we completed the sale of the OSS division and its assets to Sigma Software Solutions Inc. and affiliated entities. The price included $3.6 million in cash and the assumption of $7.4 million of lease obligations and other liabilities. In connection with the sale of the OSS division, we received a total of $7.1 million in cash, which consisted of the cash proceeds of $3.6 million and the return of escrow funds of $3.5 million, and we recorded a gain on the sale of discontinued operations of $9.5 million in fiscal 2004.

Computation of the gain on sale of the OSS division is as follows (in thousands):

Proceeds	$7,075
Expenses of sale	(715)
Net liabilities sold	3,178
Gain on sale of discontinued operations	$9,538

Pursuant to the provisions of SFAS 144, amounts in the financial statements and related notes have been reclassified to reflect the discounted operations of both Bill-Care and OSS. Operating results for the discontinued operations are reported, net of tax, under “Loss from discontinued operations” on the consolidated statement of operations. There was no impact of discontinued operations on the balance sheets as of August 31, 2004 and May 31, 2004. For the quarter ended August 31, 2004, there was an additional gain recorded of $80,000 due to unanticipated cash receipts from the sale of discontinued operations that occurred in Q2 FY04.

The following table reflects the impact of discontinued operations on certain statement of operations data for the quarter ended August 31, 2003 (in thousands except per share information).

Three months ended August 31, 2003
Total revenues	$709
Cost of revenues	834
Gross loss	(125)
Operating expenses	1,828
Write-off of acquired in-process research and development	—
Amortization of purchased intangibles	151
Amortization of deferred stock compensation	23
Restructuring costs	23
Operating loss from discontinued operations	(2,150)
Interest and other income, net	67
Loss from discontinued operations	$(2,083)
Basic and diluted loss per share from discontinued operations	$(0.02)
Shares used in computing basic and diluted net loss per share	104,006

Note 4. Excess Facilities Charges and Related Asset Impairment

Our excess facilities charges comprise primarily of costs associated with permanently vacating our facilities and the related asset impairments. In determining the charges for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and other expenses. The most significant of these estimates relates to the timing and extent of future sublease income which reduces our reported lease obligations.  We based our estimates of sublease income on the report of an independent real estate consultant, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.  Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We review the status of activities on a quarterly basis and, if appropriate, record changes to our excess facilities obligations in current operations based on management’s most current estimates.

The liability for excess facilities as of May 31, 2004 did not include additional charges for additional space vacated in Q4 FY04 or potential savings related to the rejection of this lease under the U.S. Bankruptcy Code due to the uncertainty of the outcome of the bankruptcy proceeding. On September 8, 2004, the Bankruptcy Court issued a ruling dismissing our bankruptcy case. Pursuant to the dismissal of the bankruptcy case, which removed the uncertainty that existed at May 31, 2004, we recorded $4.4 million of excess facilities charges in Q1 FY05 based on revised estimates related to future sublease income and the additional space vacated in Q4 FY04. The $4.4 million excess facility charge consists of a $5.1 million charge related to additional space vacated in Q4 FY04, which was accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” partially offset by an increase in estimates of sublease income of $640,000 due to revised estimates related to future sublease income. As of August 31, 2004 the total liability for excess facilities was $27.7 million, including a short term liability of $6.8 million. We did not record excess facilities charges and related asset impairment expense in Q1 FY04.

Note 5. Commitments and Contingencies

Operating Leases

We currently have various operating leases for our facilities and certain office equipment that expire at various dates through fiscal 2009 and thereafter. Future minimum lease payments under these operating leases as of August 31, 2004 are as follows (in thousands):

Years ending May 31,
2005	$7,843
2006	10,701
2007	10,568
2008	9,648
2009 and thereafter	11,035
$49,795

As a result of the dismissal of the bankruptcy case, Liberate continues to be liable for the lease payments on its former offices in San Carlos, California in accordance with the terms of the lease, which over the life of the lease could be up to approximately $43.2 million, including common area maintenance expenses.  See Note 4 for a discussion of excess facilities charges related to the San Carlos lease.

Letters of Credit

We maintain various irrevocable letters of credit and bank guarantees as security deposits for the following facilities: our current headquarters in San Mateo, California, our former headquarters in San Carlos, California and our former U.K. offices. As of August 31, 2004, the aggregate outstanding balance of all letters of credit and bank guarantees was $10.3 million, of which $8.8 million was related to the letter of credit for our former headquarters in San Carlos, California. We vacated the San Carlos facility in March 2004 and ceased rent payment effective April 1, 2004. Our former landlord has since drawn against the letter of credit for the unpaid rent, net of sublease income from the facility, in the amount of $1.9 million, as of August 31, 2004. The former landlord may draw up to the entire amount of the letter of credit in the event that Liberate does not make the payments required under the lease.

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

As part of our standard compensation package, certain employees and managers are eligible to participate in a variety of discretionary and non-discretionary bonus plans or commission plans. We accrue bonus and commission expense ratably over the fiscal year, based on expected payouts against those plans.

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

Legal Matters

Underwriting Litigation.  Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our former officers and current or former directors as co-defendants. The suits, which have since been consolidated with hundreds of similar suits filed against underwriters and issuers, allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. While we deny allegations of wrongdoing, we have agreed to enter into a global settlement of these claims, and expect our insurers to cover amounts in excess of our deductible. The settlement is being negotiated among plaintiffs, insurers and co-defendants. We cannot predict the timing or ultimate outcome of this proposed settlement or estimate the amounts of, or potential range of loss with respect to, this litigation if a settlement is not reached by the parties.

OpenTV Patent Litigation.  On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for Northern California, alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV’s allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV’s patents invalidated, requesting a finding that our technology does not infringe OpenTV’s patents, and seeking monetary damages and injunctive relief against OpenTV. The court has issued a claim construction ruling, but a trial date is not currently set. While we intend to vigorously defend this lawsuit and are confident in our technology and intellectual property, because litigation is by its nature uncertain, we are unable to predict the outcome of this litigation and whether we may face any material exposure for damages or the need to alter our software arising from this case.

Restatement Class-Action Litigation.  Beginning on October 17, 2002, five securities class-action lawsuits were filed in the United States District Court for the Northern District of California against Liberate and certain former officers and current or former directors (collectively, the “Class Action Defendants”), which were subsequently consolidated into a single action (the “Class Action”). The Class Action is based on our announcements in October and November 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. The Class Action generally alleges, among other things, that members of the purported class were damaged when they acquired our securities because, as a result of accounting irregularities, our previously issued financial statements were materially false and misleading, and caused the price of our securities to be inflated artificially. The Class Action further alleges that, as a result of this conduct, the Class Action Defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, promulgated thereunder. The Class Action seeks unspecified monetary damages and other relief from all Class Action Defendants.

In August we entered into a memorandum of understanding with counsel for the Class Action plaintiffs to settle the Class Action for a payment of $13.8 million. The proposed settlement is subject to and will be effective only if and when, among other things, the parties execute final settlement documents and obtain approval from the United States District Court for the Northern District of California. If the proposed settlement does not become effective, the Class Action will continue. The proposed settlement of the Class Action does not cover or settle the state derivative action. In the event the proposed settlement of the Class Action does not become effective, the possible resolutions of this proceeding could include judgments against us or settlements that could require substantial payments by us, which could harm our financial condition, results of operations, or cash flows.

Restatement Derivative Litigation.  In addition, on or about October 29, 2002, a shareholder derivative action was filed in the California Superior Court for the County of San Mateo, naming Liberate as a nominal party and naming certain of our former officers and current or former directors as defendants (collectively, the “Derivative Defendants”). A second shareholder derivative action was filed on or about November 6, 2002. On February 26, 2003, these actions were consolidated into a single action (the “Derivative Action”). The Derivative Action is based on substantially the same facts and circumstances as the Class Action and generally alleges that the Derivative Defendants failed to adequately oversee our financial reporting, and thus are liable for breach of their fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets. The Derivative Action also alleges that the Derivative Defendants are liable for unjust enrichment and that certain named officers and directors are liable for violations of California Code Section 25402 and breach of fiduciary duty for insider selling and misappropriation of information. The Derivative Action seeks unspecified monetary damages and other relief.

The cost of participating and defending against these actions is substantial and will require the continued diversion of management’s attention and corporate resources.

Because legal actions are inherently uncertain, we cannot predict or determine the outcome or resolution of the underwriting litigation, the Class Action, the Derivative Action, or the OpenTV litigation, or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Termination of SEC Investigation.  On September 29, 2004, the staff of the SEC informed Liberate that the staff’s investigation into the events and circumstances that led to the restatement of Liberate’s financial statements for its 2002 fiscal year and the first quarter of its 2003 fiscal year has terminated as to Liberate and that no enforcement action against Liberate was recommended to the SEC.  In February 2003, Liberate disclosed that the SEC had initiated a formal, non-public investigation to determine whether there had been any violations of the federal securities laws or regulations.  While the SEC staff’s investigation has terminated as to Liberate, the SEC announced that is has filed charges against two former Liberate officers for violations of the federal securities laws. The SEC also announced that one of these individuals has reached a settlement of the charges against him. Liberate terminated the employment of the two former officers in December 2002 and January 2003.

Litigation-Related Indemnification Obligations.  We have agreed to indemnify our directors and officers to the fullest extent permitted by Delaware law. As a consequence, we are advancing expenses (including reasonable attorneys’ fees) incurred by directors and officers in connection with the Class Action, the Derivative Action, the SEC investigation and related matters.  Additionally, we may ultimately be obligated to pay indemnifiable judgments, penalties, fines and amounts paid in settlement in connection with these proceedings.  However, these payments are subject to reimbursement if such expenses are ultimately found to be non-indemnifiable.

We have notified our various insurance carriers of the Class Action, the Derivative Action, and the SEC investigation. Our primary carrier and one of our secondary carriers under our existing policies have disputed whether certain costs incurred in connection with the restatement-related litigation and the SEC investigation are covered under their respective policies. Our insurance may not cover all or portions of our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the Class Action, the Derivative Action, the SEC investigation, or any other matter.

Dismissal of Bankruptcy Case.  On April 30, 2004, Liberate filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code. The landlord of Liberate’s former headquarters in San Carlos, California, filed a motion to dismiss the case, and on September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case.  The bankruptcy court ruled that Liberate has cash well in excess of its liabilities and does not need bankruptcy protection to avoid wasteful liquidation of its assets.

Liberate has appealed this ruling. However, Liberate cannot predict the outcome or timing of the appellate process.  Unless the decision of the bankruptcy court is reversed on appeal, Liberate will not be able to realize savings or the other benefits of a Chapter 11 proceeding.

Note 6. Offerings of Common Stock

Common Stock

In Q1 FY05, we issued 7,332 shares of common stock to employees upon the exercise of stock options. In addition 313,615 stock units became vested (of which 103,591 vested units were withheld to satisfy employee withholding taxes, resulting in a net issuance of 210,024 shares). In Q1 FY04, we issued no shares of common stock.

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

As of August 31, 2004, network operators had earned warrants to purchase 2,396,660 shares. Of these warrants, warrants to purchase 552,774 shares had previously been exercised, warrants to purchase 163,890 shares were retired in connection with those exercises and warrants to purchase 879,998 shares expired unexercised. As of August 31, 2004, there were earned and outstanding warrants to purchase 799,998 shares with exercise prices of $4.80 and $6.90 per share and an average exercise price of $6.64 per share.

Warrant activity through August 31, 2004 was as follows:

	Warrant activity
	Available	Earned	Repurchased	Expired	To be earned
Balance May 31, 2000	4,599,992	(2,336,660)	—	—	2,263,332
Fiscal 2001 activity	—	—	—	(50,000)	(50,000)
Balance May 31, 2001	4,599,992	(2,336,660)	—	(50,000)	2,213,332
Fiscal 2002 activity	—	(60,000)	—	(170,000)	(230,000)
Balance May 31, 2002	4,599,992	(2,396,660)	—	(220,000)	1,983,332
Fiscal 2003 activity	—	—	(400,000)	(933,332)	(1,333,332)
Balance May 31, 2003	4,599,992	(2,396,660)	(400,000)	(1,153,332)	650,000
Fiscal 2004 activity	—	—	—	(650,000)	(650,000)
Balance May 31, 2004	4,599,992	(2,396,660)	(400,000)	(1,803,332)	—
Q1 FY05 activity	—	—	—	—	—
Balance August 31, 2004	4,599,992	(2,396,660)	(400,000)	(1,803,332)	—

All outstanding earned and unearned warrants will expire by May 31, 2005.

We record amortization expense for deferred costs related to warrants in accordance with EITF 01-09. Under EITF 01-09, warrant amortization expense may be classified as an offset to associated revenues up to the amount of cumulative revenues recognized or to be recognized. Such amortization expense was classified as follows (in thousands):

	Three months ended August 31,
	2004	2003
Warrant amortization offset to license and royalty revenues	$896	$1,260
Warrant amortization charged to operating expenses	—	804
	$896	$2,064

Stock-based Compensation – Stock Units

During fiscal 2004, we implemented a program to grant restricted stock units (“RSUs”) to certain employees and non-employee directors as part of our overall stock-based compensation. Each RSU entitles the holder to receive one share of Liberate common stock on the vesting date of the RSU. The RSUs granted to employees generally vest over a period of four years while those granted to non-employee directors generally vest over 12 months. Stock-based compensation representing the fair market value of the underlying shares at the date of grant of the RSUs is recognized evenly over the vesting period. On the vesting dates, the RSUs are settled by the delivery of shares of common stock to the participants. During the three months ended August 31, 2004, we granted 75,000 RSUs to employees. During the quarter 84,689 RSUs were cancelled due to employee terminations. As of August 31, 2004 there was a balance of $7.9 million in deferred stock-based compensation related to RSUs in stockholder’s equity and there were 2,229,924 RSUs outstanding and unvested.

The total expenses by functional classification incurred for the three months ended August 31, 2004 pertaining to the amortization of RSUs are as follows (in thousands):

Three months ended August 31, 2004
Cost of revenues	$52
Research and development	396
Sales and marketing	75
General and administrative	116
Total	$639

Note 7. Restructuring Costs

Restructuring costs include severance costs and other costs. Severance costs include expenses related to severance pay and employee benefit obligations in connection with terminated employees. Other costs related to restructuring include the write-down of intangible assets, disposal of fixed assets and amounts paid in connection with terminated contracts.

During Q1 FY04, we terminated the employment of five employees and we recorded the cost of their severance, totaling $169,000, as restructuring costs. In addition, we recorded $262,000 of severance expense for six employees that were part of a reduction in force in April 2003, but were still on transition plans as of August 31, 2003. An additional $49,000 was recorded in relation to this reduction in force. For Q1 FY05 there was no restructuring activity.

As of August 31, 2004, our restructuring liability is as follows (in thousands):

	Severance	Other	Total
Accrued restructuring costs at May 31, 2003	$496	$—	$496
Restructuring costs	1,440	—	1,440
Cash payments	(1,865)	—	(1,865)
Revision of estimates	(34)	—	(34)
Accrued restructuring costs at May 31, 2004 and August 31, 2004	$37	$—	$37

Note 8. Comprehensive Loss

Comprehensive loss consists of net loss on our condensed consolidated statements of operations, foreign currency translation adjustments, and unrealized losses related to our short-term investments. The following table reflects our comprehensive loss (in thousands):

	Three months ended August 31,
	2004	2003
Net loss	$(12,329)	$(12,586)
Foreign currency translation adjustment	153	211
Unrealized gains(losses) on short-term investments	5	(30)
Comprehensive loss	$(12,171)	$(12,405)

Note 9. Segment Reporting and Geographic Information

We operate in one segment—providing digital infrastructure software and services for cable networks. We derive revenues for this one segment from licenses, royalties, and services,

and our long-term assets are located primarily in the United States.

We classify our revenues by geographic region based on the country in which the sales order originates. Our North American region includes sales attributable to the United States and Canada. Our EMEA region includes sales attributable to Europe, the Middle East, and Africa. Our Asia Pacific region includes sales attributable to Asia (other than the Middle East) and Australia. The following table details the revenues from significant countries and regions (in thousands):

	Three months ended August 31,
	2004		2003
United States	$(128	)(1)	$(483	)(1)
Canada	—		(281	)(1)
United Kingdom	825		1,892
Rest of EMEA	287		321
Asia Pacific	164		96
Total revenues	$1,148		$1,545

(1)          For Q1 FY05 and Q1 FY04, respectively, negative revenues for the United States included $896,000 and $917,000 of warrant-related offsets to revenue. Negative revenues for Canada in Q1 FY04 included $343,000 of warrant-related offsets to revenue.

International revenues consist of sales to customers outside of the United States and domestic revenues consist of sales to customers within the United States. International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended August 31,
	2004		2003
International revenues	111%		131%
Domestic revenues	(11	)%(1)	(31	)% (1)
Total revenues	100%		100%

(1)          For Q1 FY05 and Q1 FY04, negative domestic revenues included warrant-related offsets to revenue of $896,000 and $917,000, respectively.

Note 10. Subsequent Events

Termination of SEC Investigation

On September 29, 2004, the staff of the SEC informed Liberate that the staff’s investigation into the events and circumstances that led to the restatement of Liberate’s financial statements in its 2002 fiscal year and the first quarter of its 2003 fiscal year has terminated as to Liberate and that no enforcement action against Liberate was recommended to the SEC. While the SEC staff’s investigation has terminated as to Liberate, the SEC announced that it has filed charges against two former Liberate officers for violations of the federal securities laws. The SEC also announced that one of these individuals has reached a settlement of the charges against him. Liberate terminated the employment of the two former officers in December 2002 and January 2003.

Dismissal of Bankruptcy Case

The landlord of Liberate’s former San Carlos headquarters, filed a motion to dismiss our bankruptcy case, and on September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s case.  The bankruptcy court ruled that Liberate has cash well in excess of its liabilities and does not need bankruptcy protection to avoid wasteful liquidation of its assets.

Liberate has appealed this ruling. However, Liberate cannot predict the outcome or timing of the appellate process.  Unless the decision of the bankruptcy court is reversed on appeal, Liberate will not be able to realize savings or the other benefits of a Chapter 11 proceeding.

Lease-Related Litigation

On September 29, 2004, Circle Star Center Associates, L.P., the landlord of Liberate’s former offices in San Carlos, California, filed a complaint in the California Superior Court for the County of San Mateo alleging that Liberate had breached the lease of its office by, among other things, failing to pay rent for the months of July, August and September 2004 and failing to pay the landlord’s attorney’s fees in connection with Liberate’s bankruptcy proceeding.  The complaint also includes allegations of conversion and defamation.  The complaint seeks damages of approximately $3.9 million for the alleged breach and conversion and unspecified damages for the alleged defamation.  While we intend to vigorously defend this lawsuit, because litigation is by its nature uncertain, we are unable to predict the outcome or estimate the potential liability, if any, of this litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Liberate Technologies is a provider of software for digital cable television systems. Based on industry standards, our software enables cable operators to run multiple services—including interactive programming guides, high-definition television, video on demand and personal video recorders and games—on multiple platforms.

We operate in an industry sector that has been significantly affected by the economic downturn, and we believe that our future results of operations will continue to be subject to quarterly variations based upon a wide variety of factors as set forth in the “Risk Factors” below. Many of the companies operating in our industry have publicly reported decreased revenues and earnings, significant financial restructuring efforts and reduced capital expenditures, all of which affect their willingness to purchase our products and services.

Please note that many statements in this report on Form 10-Q are forward-looking within the meaning of the securities laws of the United States. These statements involve both known and unknown risks and uncertainties, as set forth below, and our actual results in future periods may differ materially from any future performance suggested in this report. This report should be read in conjunction with our report on Form 10-K for the fiscal year ended May 31, 2004.

Dismissal of Bankruptcy Case

On April 30, 2004, Liberate filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code. The landlord of Liberate’s former headquarters in San Carlos, California filed a motion to dismiss the case, and on September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case.  The bankruptcy court ruled that Liberate has cash well in excess of its liabilities and does not need bankruptcy protection to avoid wasteful liquidation of its assets.

Liberate has appealed this ruling. However, Liberate cannot predict the outcome or timing of the appellate process.  Unless the decision of the bankruptcy court is reversed on appeal, Liberate will not be able to realize savings or the other benefits of a Chapter 11 proceeding.

Critical Accounting Policies Update

There have been no material changes to our critical accounting policies as disclosed on our report on Form 10-K for the fiscal year ended May 31, 2004.

Results of Operations

Revenues

We generate license and royalty revenues by licensing our client and server software products, applications, and tools, primarily to network operators that provide television services, and, in a small number of cases, to set-top box manufacturers. We generate service revenues from consulting, maintenance, and other services provided in connection with those licenses.

A portion of our revenues for Q1 FY05 and of our deferred revenue balance as of August 31, 2004 arose from pre-payments we received in fiscal 1999 and 2000 from a limited number of North American network operators. In some cases, we recognized revenue upon termination of a customer’s right to credit these fees for software deployment or future services. Our revenues from these pre-payments (excluding any impact of warrant-related revenue offsets) increased from $21,000 in Q1 FY04 to $275,000 in Q1 FY05. We do not expect that our total revenues will equal or exceed historical levels until we receive significant new revenue commitments from existing or new customers.

Total revenues for the periods reported were as follows (in thousands):

	Three months ended August 31,
	2004	2003
Total revenues	$1,148	$1,545
Decrease, year over year	$(397)
Percentage decrease, year over year	(26)%

International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended August 31,
	2004	2003
International revenues	111%	131%
Domestic revenues	(11)%(1)	(31)%(1)
Total revenues	100%	100%

(1)          For Q1 FY05 and Q1 FY04, negative domestic revenues included warrant-related offsets to revenue of $896,000 and $917,000, respectively.

We anticipate international revenues will continue to represent a significant portion of total revenues for the foreseeable future.

License and Royalty Revenues. License and royalty revenues were as follows (in thousands):

	Three months ended August 31,
	2004	2003
License and royalty revenues	$219	$(924)
Percentage of total revenues	19%	(60)%
Increase, year over year	$1,143
Percentage increase, year over year	124%

The increase in license and royalty revenues was primarily due to the increase in new deployments by existing customers. Of the total increase from Q1 FY04 to Q1 FY05, royalties accounted for $525,000 of the increase while license revenues accounted for $254,000 of the increase. The remaining increase was due primarily to a decrease in revenue offsets from deferred costs related to warrants, which decreased from $1.3 million for Q1 FY04 to $896,000 for Q1 FY05. These offsets caused our license and royalty revenues to be negative in Q1 FY04. We expect license and royalty revenue will be less than recent historical levels unless and until we receive significant new revenue commitments from existing or new customers.

Service Revenues. Service revenues were as follows (in thousands):

	Three months ended August 31,
	2004	2003
Service revenues	$929	$2,469
Percentage of total revenues	81%	160%
Decrease, year over year	$(1,540)
Percentage decrease, year over year	(62)%

Service revenues decreased in Q1 FY05 compared to Q1 FY04 due to a significant decline in support revenue, which decreased from $2.2 million in Q1 FY04 to $454,000 in Q1 FY05. This amount decreased because we did not recognize support revenue during Q1 FY05 from two large customers, as these customers transitioned to new subscription based agreements. Non-recurring engineering also decreased from $111,000 in Q1 FY04 to $9,000 in Q1 FY05. There was an increase in professional services revenue from $187,000 in Q1 FY04 to $442,000 in Q1 FY05. This increase is primarily due to the completion of a large project during the quarter. Due to many factors, including the general economic declines in our industry sector, we expect that service revenues will be less than historical levels unless the economics of this industry sector improves and we are able to obtain significant new customer commitments.

Cost of Revenues

Total cost of revenues was as follows (in thousands):

	Three months ended August 31,
	2004	2003
Total cost of revenues	$1,395	$1,594
Percentage of total revenues	122%	103%
Decrease, year over year	$(199)
Percentage decrease, year over year	(12)%

We anticipate that total cost of revenues will remain relatively flat in the near future.

Cost of License and Royalty Revenues. Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-part technologies that are incorporated in our products. Cost of license and royalty revenues was as follows (in thousands):

	Three months ended August 31,
	2004	2003
Cost of license and royalty revenues	$16	$151
Percentage of license and royalty revenues	7%	(16)%
Decrease, year over year	$(135)
Percentage decrease, year over year	(89)%

Cost of license and royalty revenues decreased in Q1 FY05 compared to Q1 FY04 primarily due to significantly lower support, royalty and license fees paid for third party technology. We anticipate that cost of license and royalty revenues will fluctuate in future periods to the extent that customers deploy our software and as we integrate third-party technologies in our products.

Cost of Service Revenues. Cost of service revenues consists primarily of salaries of our professional services employees and other related costs for employees and external contractors. Cost of service revenues was as follows (in thousands):

	Three months ended August 31,
	2004	2003
Cost of service revenues	$1,379	$1,443
Percentage of service revenues	148%	58%
Decrease, year over year	$(64)
Percentage decrease, year over year	(4)%

Cost of service revenues decreased slightly in Q1 FY05 compared to Q1 FY04. Q1 FY05 had negative margins due to the decline in service revenues for Q1 FY05 compared to Q1 FY04 and costs of services decreased marginally. Even with an increase in service revenues, we expect cost of service revenues to remain relatively flat in the near term.

Operating Expenses

Research and Development. Research and development expenses consist primarily of salary, employee-related expenses, and costs for external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses were as follows (in thousands):

	Three months ended August 31,
	2004	2003
Research and development	$3,842	$3,667
Percentage of total revenues	335%	237%
Increase, year over year	$175
Percentage increase, year over year	5%

Research and development expenses increased slightly from Q1 FY04 to Q1 FY05. This was primarily due to increases in employee related expenses of $516,000 and in expensed equipment of $88,000, offset by decreases in depreciation of $174,000, in external contractor costs of $69,000 and in other costs, which consisted primarily of facilities and other shared expenses of $186,000. In the near term, we expect research and development expenses to be relatively flat. If revenues increase, we expect research and development expenses to decline as a percentage of total revenues in the long term.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other employee-related expenses for sales and marketing personnel, sales commissions, travel, marketing communications and regional sales offices. Sales and marketing expenses were as follows (in thousands):

	Three months ended August 31,
	2004	2003
Sales and marketing	$601	$1,429
Percentage of total revenues	52%	92%
Decrease, year over year	$(828)
Percentage decrease, year over year	(58)%

Sales and marketing expenses decreased from Q1 FY04 to Q1 FY05 due to reductions in headcount in our sales and marketing groups. These reductions in the number of employees resulted in a $401,000 decrease in salaries and related expenses. In addition, other costs, including facilities, travel and entertainment, communications expense and depreciation decreased by $393,000. While sales and marketing expenses may increase in absolute dollars in the future, if revenues increase, we expect sales and marketing expenses to decline as a percentage of total revenues in the long term.

General and Administrative. General and administrative expenses consist primarily of salaries and other employee-related expenses for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; and non-income-based taxes. General and administrative expenses were as follows (in thousands):

	Three months ended August 31,
	2004	2003
General and administrative	$1,949	$4,181
Percentage of total revenues	170%	271%
Decrease, year over year	$(2,232)
Percentage decrease, year over year	(53)%

General and administrative expenses decreased from Q1 FY04 to Q1 FY05 primarily due to a decrease of $1.3 million in legal and accounting fees related to our audit committee investigation, restatement of our financial statements, and related litigation. With the reductions in headcount there was a $479,000 decrease in salaries and related expenses. In addition, other costs decreased by $538,000, which consisted primarily of contractor costs, facilities and other shared expenses. In the near term, we believe that general and administrative expenses will continue to be higher than usual until the conclusion of the litigation matters described in this report.

Amortization of Deferred Costs Related to Warrants. We amortize deferred costs related to warrants over their estimated useful lives, which are generally five years. Amortization expense, which is a part of operating expenses, includes the portion of periodic expense for warrants that is not an offset to revenues.

In Q1 FY05 there was no amortization expense for deferred costs related to warrants under operating expenses as compared to Q1 FY04 expense of $804,000. The amortization of deferred cost related to warrants of $896,000 in Q1 FY05 was entirely an offset to revenue. The balance of the deferred costs was significantly reduced in Q2 FY04 due to an impairment charge of $5.0 million. As of August 31, 2004, the balance in deferred costs related to warrants was $2.7 million, which will be fully amortized by Q4 FY05. We believe that amortization expense for deferred costs related to warrants may increase to the extent that amortization expense related to these warrants is classified as an expense rather than an offset to revenues.

Restructuring Costs. Restructuring costs are comprised of severance costs, excess facilities charges and other costs related to restructuring. Severance costs include expenses related to severance pay and employee benefit obligations in connection with terminated employees. Other costs related to restructuring include the write-down of intangible assets, disposal of fixed assets, and amounts paid in connection with terminated contracts. Excess facilities charges are disclosed separately.

We recorded total restructuring costs of $480,000 in Q1 FY04, of which $169,000 was for severance and related expenses for five employees terminated during that quarter and $311,000 related to restructurings in previous quarters.  In Q1 FY05, there was no restructuring activity, except excess facilities charges. See Note 4 in the Notes to Condensed Consolidated Financial Statements.

Amortization of Goodwill and Intangible Assets. Goodwill and intangible assets represent the value assigned to those assets such as existing products and technology, customer lists and order backlog, and trademarks that are acquired as part of the purchase of a company by us. We amortize intangible assets on a straight-line basis over their useful lives, generally three years. Asset impairment charges reduce the carrying value of long-lived assets, including intangible assets, to a level equal to their expected value during their amortization periods.

In Q1 FY04, amortization and impairment of goodwill and intangible assets was $22,000, which fully amortized the intangible assets related to acquisitions. We expect no amortization and impairment of intangible assets in future periods as all intangible assets attributable to continuing operations have been fully amortized.

Amortization of Deferred Stock-based Compensation. Deferred stock-based compensation represents the difference between the option exercise price of such options at the grant date, which were granted prior to our initial public offering, and the estimated fair value of our common stock for accounting purposes on the date those options were granted. We amortize stock-based compensation for stock options granted to employees and others on a straight-line basis over the vesting periods of such options.

Amortization of deferred stock-based compensation of $10,000 in Q1 FY04 was due to employee terminations and the completion of vesting of certain employee options. In Q1 FY05, there was no amortization of stock-based compensation. However, an allocation of amortization of deferred costs related to the RSUs is recorded by functional classification. See Note 6 in the

Notes to Condensed Consolidated Financial Statements.

Excess Facilities Charges and Related Asset Impairment. Our excess facilities charges consist primarily of costs associated with permanently vacating our facilities and the related asset impairments. In determining the charges for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and other expenses. The most significant of these estimates have related to the timing and extent of future sublease income which reduces our recorded lease obligations.  We based our estimates of sublease income, in part, on the report of an independent real estate consultant, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.  Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We review the status of activities on a quarterly basis and, if appropriate, record changes to our excess facilities obligations in current operations based on management’s most current estimates. If current market conditions for the commercial real estate market remain the same or worsen, or we conclude that we are not likely to use additional space, we may be required to record additional charges in future periods.

The liability for excess facilities as of May 31, 2004 did not include additional charges for additional space vacated in Q4 FY04 or potential savings related to the rejection of this lease under the U.S. Bankruptcy Code due to the uncertainty of the outcome of the bankruptcy proceeding. On September 8, 2004, the Bankruptcy Court issued a ruling dismissing our bankruptcy case. Pursuant to the dismissal of the bankruptcy case, which removed the uncertainty that existed at May 31, 2004, we recorded $4.4 million of excess facilities charges in Q1 FY05 based on revised estimates related to future sublease income and the additional space vacated in Q4 FY04. The $4.4 million excess facility charge consists of a $5.1 million charge related to additional space vacated in Q4 FY04 partially offset by an estimated $640,000 increase in sublease income due to revised estimates related to future sublease income. As of August 31, 2004 the total liability for excess facilities was $27.7 million, including a short term liability of $6.8 million. We did not record excess facilities charges and related asset impairment expense in Q1 FY04.

Reorganization Items, Net

Reorganization items, net consist primarily of professional fees directly associated with the bankruptcy case and interest income earned. This is presented in accordance with SOP 90-7. In Q1 FY05 we had reorganization items that totaled $1.7 million, which consisted of $1.8 million of professional fees offset by $71,000 of interest income. With the dismissal of our bankruptcy case we will not present these expenses in future periods.

Interest Income, Net

Interest income, net consists of interest earned on our cash and cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income, net was as follows (in thousands):

	Three months ended August 31,
	2004	2003
Interest income, net	$476	$617
Percentage of total revenues	41%	40%
Decrease, year over year	$(141)
Percentage decrease, year over year	(23)%

Interest income decreased in Q1 FY05 compared to Q1 FY04 primarily due to lower cash balances and declining market interest rates. In addition, $71,000 was reclassified to reorganization items, net, under SOP 90-7. In Q1 FY04, we completed the shift of funds from corporate and other bonds to U.S. treasury obligations. Interest income could decline in future periods because of lower cash balances and lower interest rates.

Other Expense, Net

Other income (expense), net consists of foreign currency exchange gains and losses and other non-operating income and expenses. Other income (expense), net was as follows (in thousands):

	Three months ended August 31,
	2004	2003
Other expense, net	$61	$375
Percentage of total revenues	5%	24%
Decrease, year over year	$314
Percentage decrease, year over year	84%

For Q1 FY05 and Q1 FY04, other expense, net consisted primarily of a loss on foreign currency exchange.

Income Tax Provision

Income tax provision consists of foreign withholding tax expense and foreign and state income taxes. Income tax provision was as follows (in thousands):

	Three months ended August 31,
	2004	2003
Income tax provision	$38	$103
Percentage of total revenues	3%	7%
Decrease, year over year	$(65)
Percentage decrease, year over year	(63)%

Income tax provision decreased in Q1 FY05 compared to Q1 FY04 primarily due to a decrease in foreign withholding and income taxes.

Loss From Discontinued Operations

Loss from discontinued operations in fiscal 2004, consisted of revenues, cost of revenues, and operating expenses related to those divisions that we have decided to discontinue or sell. There was no loss from discontinued operations in the quarter ended August 31, 2004.

Loss from discontinued operations for the quarter ended August 31, 2003 was as follows:

Three months ended August 31, 2003
Total revenues	$709
Cost of revenues	834
Gross margin (loss)	(125)
Operating expenses	1,828
Write-off of acquired in-process research and development	—
Amortization of purchased intangibles	151
Amortization of deferred stock compensation	23
Restructuring costs	23
Operating loss from discontinued operations	(2,150)
Interest and other income (expense)	67
Loss from discontinued operations	$(2,083)

Gain on Sale of Discontinued Operations

In Q1 FY05 we recorded an additional gain of $80,000 from unanticipated cash receipts from a third party relating to the sale of discontinued operations in Q2 FY04.

Liquidity and Capital Resources

Cash Flows

Our principal source of liquidity at August 31, 2004 was cash and cash equivalents and liquid investments of $210.0 million. In addition, we had $10.9 million of restricted cash that primarily secures obligations under three office leases.

Cash Flows from Operating Activities. For Q1 FY05, net cash used in operating activities was $5.8 million. This amount consisted primarily of a net loss of $12.3 million, which included $3.4 million of non-cash adjustments to reconcile net loss to net cash used in operating activities. Other uses of cash included an increase in accounts receivable of $859,000, primarily due to the invoicing of customers occurring at the end of the quarter for revenues to be recognized in future periods. Additional uses were decreases in accounts payable and accrued payroll and related expenses of $160,000 and $98,000, respectively. These uses were offset by an increase in accrued liabilities of $1.8 million (primarily short term excess facilities reserve), an increase in long-term liabilities of $1.8 million (related to the long term portion of excess facilities), an increase in deferred revenues of $352,000, and an increase in prepaid expenses and other assets of $242,000.

As of August 31, 2004 deferred revenues were $6.5 million, reflecting an increase of $352,000 from May 31, 2004. This increase was primarily due to increases in deferred licenses, royalties, support and consulting of $790,000, offset by a decrease in professional services of $438,000.

For Q1 FY04, net cash used in operating activities was $28.7 million. This amount consisted of a net loss of $12.6 million, which included $4.1 million of other non-cash adjustments and a decrease in accrued liabilities of $18.5 million primarily due to the payment of $17.9 million for the premium for our loss mitigation insurance policy. Additionally, other long-term liabilities decreased $1.1 million related to a decrease in accrued excess facilities charges.

Cash Flows from Investing Activities. For Q1 FY05, net cash used in investing activities of $253,000 consisted primarily of the purchase of property and equipment.

For Q1 FY04, net cash used in investing activities of $222.5 million consisted of $221.7 million used to purchase short-term investments, an increase in restricted cash of $484,000, and $316,000 used to purchase property and equipment.

Cash Flows from Financing Activities. For Q1 FY05, net cash provided from financing activities of $14,000 was related to proceeds from the issuance of common stock.

For Q1 FY04, net cash used in financing activities of $6,000 was attributed to capital lease payments.

Cash Requirements

In addition to funding normal operating expenses, we anticipate requiring cash to pay outstanding commitments and acquire products and technologies to complement our existing business. We believe that cash and cash equivalents will be sufficient to meet our working capital requirements for at least the next twelve months.

Contractual Obligations

Our contractual obligations as of August 31, 2004, are as follows (in thousands):

		Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases and expenses	$49,795	$10,478	$21,307	$14,975	$3,035

As a result of the dismissal of the bankruptcy case, Liberate continues to be liable for the lease payments on its former offices in San Carlos, California in accordance with the terms of the lease, which over the life of the lease could be up to approximately $43.2 million, including common area maintenance expenses.  See Note 4 in the Notes to Condensed Consolidated Financial Statements for a discussion of excess facilities charges related to the San Carlos lease.

Off Balance Sheet Arrangements

As of August 31, 2004, we did not have any significant off-balance sheet arrangements, other than operating leases with third parties disclosed above, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Subsequent Developments

Termination of SEC Investigation

On September 29, 2004, the staff of the SEC informed Liberate that the staff’s investigation into the events and circumstances that led to the restatement of Liberate’s financial statements in its 2002 fiscal year and the first quarter of its 2003 fiscal year has terminated as to Liberate and that no enforcement action against Liberate was recommended to the SEC. While the SEC staff’s investigation has terminated as to Liberate, the SEC announced that it has filed charges against two former Liberate officers for violations of the federal securities laws. The SEC also announced that one of these individuals has reached a settlement of the charges against him. Liberate terminated the employment of the two former officers in December 2002 and January 2003.

Dismissal of Bankruptcy Case

The landlord of Liberate’s former San Carlos headquarters, filed a motion to dismiss our bankruptcy case, and on September 8, 2004, the Bankruptcy Court issued a ruling dismissing Liberate’s case.  The bankruptcy court ruled that Liberate has cash well in excess of its liabilities and does not need bankruptcy protection to avoid wasteful liquidation of its assets.

Liberate has appealed this ruling. However, Liberate cannot predict the outcome or timing of the appellate process.  Unless the decision of the Bankruptcy Court is reversed on appeal, Liberate will not be able to realize savings or the other benefits of a Chapter 11 proceeding.

Lease-Related Litigation

On September 29, 2004, Circle Star Center Associates, L.P., the landlord of Liberate’s former offices in San Carlos, California, filed a complaint in the California Superior Court for the County of San Mateo alleging that Liberate had breached the lease of its office by, among other things, failing to pay rent for the months of July, August and September 2004 and failing to pay the landlord’s attorney’s fees in connection with Liberate’s bankruptcy proceeding.  The complaint also includes allegations of conversion and defamation.  The complaint seeks damages of approximately $3.9 million for the alleged breach and conversion and unspecified damages for the alleged defamation.  While we intend to vigorously defend this lawsuit, because litigation is by its nature uncertain, we are unable to predict the outcome or estimate the potential liability, if any, of this litigation.

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

The dismissal of Liberate’s bankruptcy case could harm our business and results of operations.

On April 30, 2004, Liberate filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code to resolve certain outstanding liabilities, reduce costs and strengthen its financial condition. On September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case.  Although Liberate has appealed this ruling, because of inherent uncertainties in legal proceedings, we cannot predict the outcome or timing of the appellate process.  Unless the decision of the bankruptcy court is reversed on appeal, Liberate will not be able to realize savings or the other benefits of a Chapter 11 proceeding. In addition, the legal and other expenses associated with these legal proceedings could be substantial and could harm our results of operations and financial condition.

Uncertainty regarding Liberate’s bankruptcy process may foster a perception of instability in our business, which could cause potential new customers to delay or suspend adoption of our technology and certain existing customers or vendors to seek to alter or terminate their relationships with us or delay or suspend deployment of our software. Such an occurrence could cause our revenues to decline and harm our business, results of operations and financial condition.

Securities class-action and shareholder derivative litigation could continue to generate substantial costs and divert management attention and resources and harm our financial condition.

Liberate and certain of its former officers and current or former directors are the subject of securities class actions in federal court and shareholder derivative lawsuits in state court related to our announcement in 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. The cost of participating and defending against these actions is substantial and will continue to require management’s attention and corporate resources.

In August 2004, we entered into a memorandum of understanding with counsel for the securities class action plaintiffs to settle the securities class action for a payment of $13.8 million. The proposed settlement is subject to and will be effective only if and when, among other things, the parties execute final settlement documents and obtain approval from the United States District Court for the Northern District of California. If the proposed settlement does not become effective, the securities class action will continue. The proposed settlement of the federal securities class action does not cover or settle the state derivative action.

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

In addition, while the SEC staff has terminated its investigation into the events and circumstances that led to the restatement and has recommended no enforcement action against Liberate at this time, the SEC is not precluded from any future action.

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

Because of the large number of employees whose positions were eliminated, we may be subject to unanticipated claims or litigation related to employment, employee benefits, or termination. The types of claims could divert the attention and resources of management, which could harm our financial condition.

Our executive officers, key employees and highly skilled technical and managerial personnel are critical to our business, and they may not remain with us in the future.

Our performance substantially depends on the performance of our executive officers and key employees. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our executive officers or key employees could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. We do not carry “key person” life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel.

We may incur net losses or increased net losses if we amortize or impair deferred costs related to the issuance of warrants.

In fiscal 1999, we entered into agreements to issue warrants to several network operators to allow them to purchase up to approximately 4.6 million shares of our common stock. Those warrants were earned as network operators satisfied specific milestones. The value of the warrants is subject to classification as an offset to revenues up to the amount of cumulative revenues recognized or to be recognized, in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” Total license and royalty revenues was negative in three quarters of fiscal 2004 in part because these warrant related revenue offsets exceeded the amount of new license and royalty revenue recognized during those periods. We may record negative license and royalty revenue in future periods to the extent that these offsets exceed our new license and royalty revenues during a quarter.

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

On February 7, 2002, OpenTV filed a lawsuit against Liberate alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV’s allegations and have counter-claimed that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV’s two patents invalidated, requesting a finding that our technology does not infringe OpenTV’s patents, and seeking monetary damages and injunctive relief against OpenTV. The court has issued a claim construction ruling, and the trial date is not currently set. While we intend to vigorously defend this lawsuit and are confident in our technology and intellectual property, because litigation is by its nature uncertain, we are unable to predict the outcome of this litigation and whether we may face any material exposure for damages or the need to alter our software arising from this case.

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

Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our former officers and current or former directors as co-defendants. The suits, which have since been consolidated with hundreds of similar suits filed against underwriters and issuers, allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. While we deny allegations of wrongdoing, we have agreed to enter into settlement discussions of these claims and expect our insurers to cover amounts in excess of our deductible. Failure to resolve this litigation on favorable terms could result in substantial costs or otherwise harm our business.

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

As of August 31, 2004, to our knowledge, five stockholders, who are not affiliated with one another, beneficially owned a total of approximately 51% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control of Liberate.

We incur expenses related to equity awards issued to our employees.

As a result of our introduction in fiscal 2004 of restricted stock units as a form of equity compensation for employees and non-employee directors, we recorded an expense of approximately $639,000 in the quarter ended August 31, 2004, and we expect to record significant expenses in future periods related to stock units. The continuation of granting of restricted stock units or other similar equity awards will increase our loss.

In addition, current proposed legislation in Congress and proposals before the International Accounting Standards Board and the Financial Accounting Standards Board (“FASB”), if adopted, may require us to record the value of stock options or other equity awards granted to all or certain of our employees as an expense. If we begin recording these amounts as an expense, either voluntarily or in response to proposed legislation or standards, our net loss would increase.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of August 31, 2004, our investment portfolio consisted primarily of U.S. government obligations, with original maturities at time of purchase of three months or less, included under cash equivalents which may increase or decrease in value if interest rates change prior to maturity. We do not maintain any derivative financial instruments in our investment portfolio. We are averse to principal loss and seek to preserve our invested funds by limiting the default risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

Foreign Currency Risk

We transact business in various foreign currencies and, accordingly, are subject to adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on revenues has not been material as we generally conduct our revenue transactions in U.S. dollars. Our foreign subsidiaries are fully integrated entities, whose functional currency is the U.S. dollar. Monetary items are re-measured at rates prevailing at the balance sheet date and non-monetary items are re-measured at historical rates. The revenue and expenses are re-measured at average exchange rates throughout the period, other than depreciation and amortization, which are re-measured at the respective historical rates as their related assets. We report the unrealized foreign currency re-measurement gains and losses in “Accumulated other comprehensive loss,” a separate component of stockholder’s equity.  For the quarter ended August 31, 2004, we had a foreign currency translation gain of $153,000. See Note 8 in the Notes to Condensed Consolidated Financial Statements.  We do not currently use financial instruments to hedge these operating expenses.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably ensure that this information is accumulated and communicated to our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), to allow timely decisions regarding required disclosure. We also maintain internal controls over financial reporting that are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles in the U.S.

As of August 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Attached as exhibits to this quarterly report on Form 10-Q are certifications of the CEO and CFO that are required by Rule 13a-14 of the Exchange Act.

Part II. Other Information

Item 1. Legal Proceedings

Restatement Class-Action Litigation.  Beginning on October 17, 2002, five securities class-action lawsuits were filed in the United States District Court for the Northern District of California against Liberate and certain former officers and current or former directors (collectively, the “Class Action Defendants”), which were subsequently consolidated into a single action (the “Class Action”). The Class Action is based on our announcements in October and November 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. The Class Action generally alleges, among other things, that members of the purported class were damaged when they acquired our securities because, as a result of accounting irregularities, our previously issued financial statements were materially false and misleading, and caused the price of our securities to be inflated artificially. The Class Action further alleges that, as a result of this conduct, the Class Action Defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, promulgated thereunder. The Class Action seeks unspecified monetary damages and other relief from all Class Action Defendants.

In August 2004, we entered into a memorandum of understanding with counsel for the Class Action plaintiffs to settle the Class Action for a payment of $13.8 million. The proposed settlement is subject to and will be effective only if and when, among other things, the parties execute final settlement documents and obtain approval from the United States District Court for the Northern District of California. If the proposed settlement does not become effective, the Class Action will continue. The proposed settlement of the Class Action does not cover or settle the state derivative action. In the event the proposed settlement of the Class Action does not become effective, the possible resolutions of this proceeding could include judgments against us or settlements that could require substantial payments by us, which could harm our financial condition, results of operations, or cash flows.

The cost of participating and defending against legal actions is substantial and will require the continued diversion of management’s attention and corporate resources. Because legal actions are inherently uncertain, we cannot predict or determine the outcome or resolution of the Class Action or other litigation, or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our business, financial position, results of operations or cash flows.

Termination of SEC Investigation.  On September 29, 2004, the staff of the SEC informed Liberate that the staff’s investigation into the events and circumstances that led to the restatement of Liberate’s financial statements for fiscal 2002 and the first quarter of fiscal 2003 has terminated as to Liberate and that no enforcement action against Liberate was recommended to the SEC.  In February 2003, Liberate disclosed that the SEC had initiated a formal, non-public investigation to determine whether there had been any violations of the federal securities laws or regulations.  While the SEC staff’s investigation has terminated as to Liberate, the SEC announced that is has filed charges against two former Liberate officers for violations of the federal securities laws. The SEC also announced that one of these individuals has reached a settlement of the charges against him. Liberate terminated the employment of the two former officers in December 2002 and January 2003.

We have notified our various insurance carriers of the Class Action and the SEC investigation. Our primary carrier and one of our secondary carriers under our existing policies have disputed whether certain costs incurred in connection with the restatement-related litigation and the SEC investigation are covered under their respective policies. Our insurance may not cover all or portions of our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the Class Action, the SEC investigation, or any other matter.

Dismissal of Bankruptcy Case.  On April 30, 2004, Liberate filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code. The landlord of Liberate’s former headquarters in San Carlos, California filed a motion to dismiss the case, and on September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case.  The bankruptcy court ruled that Liberate has cash well in excess of its liabilities and does not need bankruptcy protection to avoid wasteful liquidation of its assets.

Liberate has appealed this ruling. However, Liberate cannot predict the outcome or timing of the appellate process.  Unless the decision of the bankruptcy court is reversed on appeal, Liberate will not be able to realize savings or the other benefits of a Chapter 11 proceeding.

Lease-Related Litigation.  On September 29, 2004, Circle Star Center Associates, L.P., the landlord of Liberate’s former offices in San Carlos, California, filed a complaint in the California Superior Court for the County of San Mateo alleging that Liberate had breached the office lease by, among other things, failing to pay rent for the months of July, August and September 2004 and failing to pay the landlord’s attorney’s fees in connection with Liberate’s bankruptcy proceeding.  The complaint also includes allegations of conversion and defamation.  The complaint seeks damages of approximately $3.9 million for the alleged breach and conversion and unspecified damages for the alleged defamation.  While we intend to vigorously defend this lawsuit, because litigation is by its nature uncertain, we are unable to predict the outcome or estimate the potential liability, if any, of this litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Certification of Liberate’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Liberate’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certification of Liberate’s Chief Executive Officer and Chief Financial Officer

LIBERATE TECHNOLOGIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberate Technologies

	By:	/s/ David Lockwood
David Lockwood
Date: October 12, 2004		Chief Executive Officer

	By:	/s/ Gregory S. Wood
Gregory S. Wood
Date: October 12, 2004		Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification of Liberate’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Liberate’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certification of Liberate’s Chief Executive Officer and Chief Financial Officer