Form 10-Q
period 2004-11-30
LIBERATE TECHNOLOGIES
filed 2005-01-10
CIK 1085776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2004
OR
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

105,752,099 shares of the Registrant’s common stock were outstanding as of December 31, 2004.

LIBERATE TECHNOLOGIES

FORM 10-Q

For The Quarterly Period Ended November 30, 2004

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of November 30, 2004 and May 31, 2004
Condensed Consolidated Statements of Operations for the three months and six months ended November 30, 2004 and 2003
Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2004 and 2003
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

SIGNATURES

Part I. Financial Information

Item 1. Financial Statements

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

Unaudited

	November 30, 2004	May 31, 2004

Assets
Current assets:
Cash and cash equivalents	$207,987	$215,877
Accounts receivable, net	3,561	3,143
Prepaid expenses and other current assets	1,552	1,817
Total current assets	213,100	220,837
Property and equipment, net	1,775	1,851
Deferred costs related to warrants	1,791	3,583
Restricted cash	10,741	10,869
Other assets	36	268
Total assets	$227,443	$237,408

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,996	$3,102
Accrued liabilities	18,967	16,384
Accrued payroll and related expenses	958	685
Short-term borrowing from bank	—	608
Deferred revenues	4,391	6,137
Total current liabilities	27,312	26,916
Long-term excess facilities charges	20,022	19,140
Long-term deferred revenues	8,114	—
Other long-term liabilities	2,416	2,416
Total liabilities	57,864	48,472

Commitments and contingencies (Note 5) Stockholders’ equity:
Common stock	1,057	1,055
Contributed and paid-in-capital	1,502,994	1,503,113
Deferred stock-based compensation	(7,384)	(8,453)
Accumulated other comprehensive loss	(1,960)	(2,112)
Accumulated deficit	(1,325,128)	(1,304,667)
Total stockholders’ equity	169,579	188,936
Total liabilities and stockholders’ equity	$227,443	$237,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(In thousands, except per share data)

Unaudited

	Three months ended		Six months ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
Revenues:
License and royalty	$(490)	$(697)	$(271)	$(1,621)
Service	1,122	1,885	2,051	4,354
Total revenues	632	1,188	1,780	2,733
Cost of revenues:
License and royalty	18	208	34	359
Service	893	1,368	2,272	2,811
Total cost of revenues	911	1,576	2,306	3,170
Gross loss	(279)	(388)	(526)	(437)
Operating expenses:
Research and development	3,757	3,647	7,599	7,314
Sales and marketing	703	1,004	1,304	2,433
General and administrative	3,057	4,479	6,808	8,660
Amortization of deferred costs related to warrants	—	1,027	—	1,831
Restructuring costs	—	881	—	1,361
Amortization and impairment of goodwill and intangible assets	—	—	—	22
Impairment of deferred costs related to warrants	—	4,969	—	4,969
Amortization of deferred stock-based compensation	—	—	—	10
Excess facilities charges and related asset impairment	1,206	593	5,622	593
Total operating expenses	8,723	16,600	21,333	27,193
Loss from operations	(9,002)	(16,988)	(21,859)	(27,630)
Interest income, net	624	573	1,171	1,190
Other income (expense), net	343	(173)	282	(548)
Loss from continuing operations before income tax provision	(8,035)	(16,588)	(20,406)	(26,988)
Income tax provision	97	—	135	103
Loss from continuing operations	(8,132)	(16,588)	(20,541)	(27,091)
Loss from discontinued operations	—	(992)	—	(3,075)
Gain on sale of discontinued operations	—	9,037	80	9,037
Net loss	$(8,132)	$(8,543)	$(20,461)	$(21,129)
Basic and diluted income (loss) per share:
Continuing operation, basic and diluted	$(0.08)	$(0.16)	$(0.19)	$(0.26)
Discontinued operations, basic	$—	$0.08	$—	$0.06
Discontinued operations, diluted	$—	$0.07	$—	$0.06
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.19)	$(0.20)
Shares used in computing basic and diluted net loss per share	105,742	104,515	105,683	104,248
Shares used in computing diluted net gain per share from discontinued operations	105,742	108,304	105,683	108,395
Comprehensive loss:
Net loss	$(8,132)	$(8,543)	$(20,461)	$(21,129)
Foreign currency translation adjustment	—	207	153	418
Unrealized losses on short term investments, net	(6)	—	(1)	—
Comprehensive loss	$(8,138)	$(8,336)	$(20,309)	$(20,711)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Six months ended November 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(20,461)	$(21,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of deferred costs related to warrants	—	4,969
Amortization of deferred costs related to warrants	1,792	4,106
Discontinued operations	—	(7,437)
Depreciation and amortization	640	1,261
Non-cash stock based compensation expense	1,211	10
Amortization and impairment of intangible assets	—	22
Stock units surrendered in consideration of taxes payable	(277)	—
(Gain) loss on disposal of property and equipment	(7)	91
Provision for (recovery of) doubtful accounts	(30)	16
Asset impairment charges	—	41
Changes in operating assets and liabilities:
Accounts receivable	(388)	(795)
Prepaid expenses and other current assets	265	605
Other assets	232	15
Accounts payable	(106)	(526)
Accrued liabilities	2,583	(18,840)
Accrued payroll and related expenses	273	515
Deferred revenues	6,368	69
Other long-term liabilities	882	(1,490)
Net cash used in operating activities	(7,023)	(38,497)
Cash flows from investing activities:
Purchase of investments	—	(44,987)
Proceeds from sale of discontinued operations	—	7,075
(Increase) decrease in restricted cash	128	(527)
Purchases of property and equipment	(564)	(279)
Proceeds from sale of property and equipment	7	—
Net cash used in investing activities	(429)	(38,718)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(6)
Short-term borrowing from bank	(608)	—
Proceeds from issuance of common stock	14	1,728
Net cash provided from (used in) financing activities	(594)	1,722
Effect of exchange rate changes on cash	156	151
Net decrease in cash and cash equivalents	(7,890)	(75,342)
Cash and cash equivalents, beginning of period	215,877	261,689
Cash and cash equivalents, end of period	$207,987	$186,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1. Description of Business

Liberate Technologies (“Liberate,” “we,” “us,” or “our”), together with its wholly-owned subsidiaries, is a provider of software and services for digital cable television systems. Based on industry standards, our software enables cable operators to run multiple applications and services—including interactive programming guides, high definition television, video on demand, personal video recorders and games—on multiple platforms.

Liberate began operations in late 1995 as a division of Oracle. In April 1996, the company separately incorporated in Delaware as Network Computer, Inc., and on May 11, 1999, it changed its name to Liberate Technologies.

Our headquarters are located in San Mateo, California. As of November 30, 2004, we have a research and development center in Canada and sales and customer support offices in the U.K.

Note 2. Significant Accounting Policies

Basis of Presentation

These interim financial statements are unaudited and reflect all adjustments of a normal recurring nature, that we believe are necessary to provide a fair statement of the financial position and the results of operations for the interim periods in accordance with the rules of the Securities and Exchange Commission (“SEC”). These statements should be read in conjunction with the audited condensed consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended May 31, 2004. The results of operations for the interim periods reported do not necessarily indicate the results expected for the full fiscal year or for any future period.

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

Bankruptcy Accounting

With the Chapter 11 bankruptcy case still pending at August 31, 2004, we prepared the unaudited condensed consolidated financial statements in accordance with the provisions of Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” as of August 31, 2004 and for the three month period ended August 31, 2004. The provisions did not significantly change the application of accounting principles generally accepted in the United States. However, it required that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. On September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case. Hence, the unaudited condensed consolidated financial statements as of November 30, 2004 and for the three and six month periods ended November 30, 2004 are presented without the effects of SOP 90-7.

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

Foreign Currency Translation and Re-measurement

During fiscal 2004, management determined that the conditions described in SFAS No. 52, “Foreign Currency Translation,” for the translation of the Canadian and U.K. operations using the local currency as the functional currency ceased to exist. Accordingly, starting in Q4 FY04, the functional currency of these subsidiaries’ operations is the U.S. dollar. The monetary assets and liabilities of these operations are re-measured into U.S. dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities are re-measured at historical rates. Revenues, expenses, gains or losses are re-measured at the average exchange rate for the period, other than depreciation and amortization, which are re-measured at the respective historical rates as their related assets. The resulting re-measurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the condensed consolidated statements of operations.

Translation gains or losses relating to prior periods have been recorded in “Accumulated Other Comprehensive Income (Loss),” a component of Stockholders’ Equity. As of November 30, 2004 and May 31, 2004, the cumulative translation losses in accumulated other comprehensive income was $1.9 million and $2.1 million, respectively.

Fair Value of Financial Instruments

Due to their short maturities, the carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, approximates their fair value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of our cash and cash equivalents are invested in high-quality money market instruments and securities of the U.S. government. While our customers are geographically dispersed, a substantial amount of our revenues has been generated from a small number of customers, whose receivables are generally unsecured. We mitigate our credit risk associated with accounts receivable by performing ongoing credit evaluations of our customers’ financial conditions, and we maintain an allowance for potential credit losses. Historically, we have not experienced significant losses related to the non-payment of accounts receivable.

The table below sets forth information relating to each customer that accounted for 10% or more of our total revenues during the periods ended November 30, 2004 and 2003:

	Three months ended		Six months ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
Customer A	96%	56%	60%	33%
Customer B	*	39%	31%	46%
Customer C	43%	28%	32%	19%
Customer D	*	19%	*	*
Customer E	*	10%	*	*
Customer F	*	*	16%	*
Customer G	93%	*	33%	*

*  Less than 10%

The above presentation includes the effects of the warrant amortization expense classified as a reduction of revenues. As a result, certain customers generated negative revenues, and the totals of the percentages for certain periods presented exceeds 100%.

As of November 30, 2004 and May 31, 2004, each of three and four customers, respectively, accounted for 10% or more of our gross accounts receivable balance. Their respective receivable balances as a percentage of our gross accounts receivable balance were as follows:

	November 30, 2004	May 31, 2004
Customer A	17%	18%
Customer B	26%	15%
Customer C	*	11%
Customer H	45%	49%

*  Less than 10%

Property and Equipment

We record property and equipment at the lower of cost, net of accumulated depreciation, or net realizable value. We compute depreciation using the straight-line method over the estimated useful lives of the assets ranging from two to five years. We amortize leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the improvements using the straight-line method.

Deferred Costs Related to Warrants

In fiscal 1999, we issued warrants to several of our customers. We valued these warrants based on their estimated fair value using the Black-Scholes pricing model as of the earlier of the date that the warrants were earned or the date that it became likely that they would be earned. Under the requirements of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we continue to revalue warrants if appropriate. We record the value of warrants as deferred costs, a non-current asset on our condensed consolidated balance sheet. We amortize those deferred costs over the estimated economic life of the arrangements under which the warrants are issued. Under EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer,'' such amortization expense may be classified as an offset to associated revenues up to the amount of cumulative revenues recognized or to be recognized.

We periodically review warrants for impairment whenever events or changes in circumstances indicate that the carrying amount of the warrants may not be recoverable. Significant management judgment is required in assessing the useful life of our warrant assets and the need for a measurement of impairment. In fiscal 2002, we recorded an impairment charge of $44.8 million in connection with a review for impairment of the carrying value of deferred costs. In fiscal 2004, we recorded an impairment charge of $5.0 million as a result of our realignment of strategy to focus on the U.S. cable market and the resulting impairment of warrants issued to non-U.S. customers. These impairment charges reduced the carrying value of deferred costs to a level equal to the expected future revenues from the holders of those warrants during the amortization period of those warrants. For the three and six months ended November 30, 2004, we amortized $896,000 and $1.8 million, respectively, as a reduction of associated revenues up to the amount of cumulative revenues recognized or to be recognized from deferred revenues.

Stock-Based Compensation

We adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” in the fiscal year ended May 31, 2004. In December 2002, SFAS 148 amended SFAS 123, “Accounting for Stock-Based Compensation,” which provided alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. We have elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), to account for employee stock options. Under APB 25, no compensation expense is recognized upon the grant of an employee stock option unless the exercise price of the option is less than market price of the underlying stock at the date of grant.

Under the provisions of APB 25, we record deferred stock-based compensation in connection with stock units based on the intrinsic value (fair market value) of the underlying shares at the date of grant. This value is then amortized over the vesting period of the stock unit as a compensation expense by functional classification of the award recipient. See Note 6.

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

The following table illustrates the effect on reported net loss and loss per share had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Net loss, as reported	$(8,132)	$(8,543)	$(20,461)	$(21,129)
Adjustments:
Stock-based employee compensation expense included in reported loss, net of related tax effects	—	—	—	10
Stock unit compensation expense included in reported net loss, net of related tax effects	572	—	1,211	—
Total stock-based employee compensation expense determined under fair value method for all awards granted since July 1, 1995, net of related tax effects	(1,283)	(981)	(2,662)	(921)
Pro forma net loss	$(8,843)	$(9,524)	$(21,912)	$(22,040)

Basic and diluted net loss per share, as reported	$(0.08)	$(0.08)	$(0.19)	$(0.20)
Basic and diluted net loss per share, pro forma	$(0.08)	$(0.09)	$(0.21)	$(0.21)

The following table shows the expense related to stock units, by functional classification (in thousands):

	November 30, 2004
	Three months ended	Six months ended
Cost of revenues	$36	$88
Research and development	354	750
Sales and marketing	73	149
General and administrative	109	224
Total	$572	$1,211

For the three and six months ended November 30, 2004, we granted 50,768 and 125,768 stock units to employees and non-employee directors, respectively, and we issued no stock options. For the three and six months ended November 30, 2003 we granted 223,528 stock units to employees and non-employee directors, and we issued 14,000 stock options.  For purposes of SFAS 123 the fair value of the stock based compensation issued under the 1999 Equity Incentive Plan for the quarter ended November 30, 2004 was estimated at the date of grant utilizing a Black-Scholes valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
Risk-free interest rate	2.47%	2.15%	2.82%	2.15%
Dividend yield	0%	0%	0%	0%
Volatility of common stock	52%	89%	67%	89%
Average expected life (in years)	1.79	2.79	2.51	2.79
Weighted average fair value	$2.49	$3.45	$2.44	$3.45

Revenue Recognition

License and Royalty Revenues.  Liberate licenses its software through its direct sales force located in North America and Europe. License and royalty revenues consist primarily of fees earned from the licensing of its software, as well as royalty fees earned upon the shipment or activation of products that incorporate its software. In general, license revenues are recognized when a non-cancelable license agreement has been signed and the customer has acknowledged an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs are provided to a common carrier. In the case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Liberate recognizes revenue from software licensing arrangements using the residual method pursuant to the requirements of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance or consulting services. The determination of fair value is based on objective evidence, which is specific to Liberate. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized under the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

Deferred revenue primarily comprised of collections from and billings to customers for software arrangements, including new subscription arrangements, which does not qualify for revenue recognition under our revenue recognition policy.

We reduce license and royalty revenues by certain expenses as a result of the application of EITF No. 01-09, which generally requires that consideration, including warrants, issued to a customer should be classified in a vendor’s financial statements not as an expense, but as a reduction to revenues up to the amount of cumulative revenues recognized or likely to be recognized from that customer.

Service Revenues.  Service revenues consist of consulting, maintenance, and other services. We generally recognize consulting and other service revenues, including non-recurring engineering and training, as services are performed. Where consulting services are performed under a fixed-price arrangement, we generally recognize revenues on a percentage-of-completion basis. Maintenance services include both updates and technical support. Maintenance revenues are recognized ratably over the term of the maintenance agreement. The fees for maintenance arrangements range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided.

Service revenues also include reimbursable expenses billed to customers in accordance with EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which generally requires that a company recognize travel expenses and other reimbursable expenses billed to customers as revenue. With the adoption of EITF No. 01-14, we recognize reimbursable expenses as service revenues when there is an agreement to bill the customer for the expenses, the expenses have been incurred and billed, and collection is probable.

Restructuring Costs

As of January 1, 2003, we adopted SFAS No.146, “Accounting for Exit or Disposal Activities,” which addresses accounting for and reporting costs associated with exit or disposal activities and nullifies EITF No. 94-03 for restructuring activities initiated after December 31, 2002. For restructuring activities initiated prior to December 31, 2002, we continue to record restructuring costs in accordance with EITF No. 94-03, “Liability Recognition of Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring,” and SAB No. 100, “Restructuring and Impairment Charges.” Severance costs include severance pay and employee benefit obligations to terminated employees. Our executive management approves the scope of any reductions in force. Other costs related to restructuring include the write-down of intangible assets and amounts expected to be paid in connection with terminated contracts.

Computation of Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of fully diluted shares is required when reporting net income per share and includes the weighted average number of shares of common stock, stock options, stock units and warrants outstanding. As we have recorded a net loss for all periods presented, the net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of including all outstanding stock options, stock units and warrants in the earnings per share calculation would be anti-dilutive. Accordingly, we excluded from the calculation of net loss per share total potential dilutive common shares of 12,141,417 and 12,315,680, related to stock options, stock units and warrants, for the periods ended November 30, 2004 and November 30, 2003, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R requires companies to expense the value of employee stock options and similar awards. It addresses the accounting for share-based payment transactions with employees. The fair value of the share-based payment will be expensed on the date that the company grants the awards to employees. The expense would be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting.  Although we do not expect to grant any options, the company is currently assessing the impact SFAS 123R will have on our financial statements.

Note 3. Discontinued Operations

In August 2002, we acquired the outstanding capital stock of Sigma Systems Group (Canada) (“Sigma Systems”). In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” we determined that

Sigma Systems had two reporting units, OSS and Bill-Care. Subsequently, in May 2003, we sold Bill-Care to a company owned by certain former shareholders of Sigma Systems, for the consideration of $1.0 million in cash, resulting in a loss of $177,000, which was recorded in the fourth quarter of fiscal 2003. In November 2003, we completed the sale of the OSS division and its assets to Sigma Software Solutions Inc. and affiliated entities. The price included $3.6 million in cash and the assumption of $7.4 million of lease obligations and other liabilities. In connection with the sale of the OSS division, we received a total of $7.1 million in cash, which consisted of the cash proceeds of $3.6 million and the return of escrow funds of $3.5 million, and we recorded a gain on the sale of discontinued operations of $9.0 million in the second quarter of fiscal 2004.

Computation of the gain on sale of the OSS division is as follows (in thousands):

Proceeds	$7,075
Expenses of sale	(715)
Net liabilities sold	2,677
Gain on sale of discontinued operations	$9,037

Pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” amounts in the financial statements and related notes have been reclassified to reflect the discounted operations of both Bill-Care and OSS. Operating results for the discontinued operations are reported, net of tax, under “Loss from discontinued operations” on the condensed consolidated statement of operations. There was no impact of discontinued operations on the balance sheets as of November 30, 2004 and May 31, 2004. For the three month period ended November 30, 2004, there was no gain or loss recorded related to discontinued operations. For the six month period ended November 30, 2004, there was a gain recorded of $80,000 due to an unanticipated cash receipt related to the discontinued operations.

The following table reflects the impact of discontinued operations on certain statement of operations data for the three and six months ended November 30, 2003 (in thousands except per share information).

	November 30, 2003
	Three months ended	Six months ended
Total revenues	$1,843	$2,552
Cost of revenues	441	1,275
Gross margin	1,402	1,277
Operating expenses	2,528	4,357
Amortization of purchased intangibles	136	287
Amortization of deferred stock compensation	23	46
Restructuring costs	—	23
Operating loss from discontinued operations	(1,285)	(3,436)
Interest and other income (expense)	293	361
Loss from discontinued operations	$(992)	$(3,075)
Basic and diluted loss per share from discontinued operations	$(0.01)	$(0.03)
Shares used in computing basic and diluted loss per share from discontinued operations	104,515	104,248

Note 4. Excess Facilities Charges and Related Asset Impairment

Our excess facilities charges consist primarily of costs associated with permanently vacating our facilities and the related asset impairments. In determining the charges for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and other expenses. The most significant of these estimates relates to the timing and extent of future sublease income which reduces our reported lease obligations.  We based our estimates of sublease income on current market conditions and rental rates provided by an independent real estate consultant, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the facility, among other factors.  Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We review the status of activities on a quarterly basis and, if appropriate, record changes to our excess facilities obligations in current operations based on management’s most current estimates.

The liability for excess facilities as of May 31, 2004 did not include charges for additional space vacated in Q4 FY04 or potential savings related to the anticipated rejection of this lease under the U.S. Bankruptcy Code due to the uncertainty of the outcome of the bankruptcy proceeding. On September 8, 2004, the Bankruptcy Court issued a ruling dismissing our bankruptcy case. Pursuant to the dismissal of the bankruptcy case, which removed the uncertainty that existed at May 31, 2004, we recorded $4.4 million of excess facilities charges in Q1 FY05 based on revised estimates related to future sublease income and the additional space vacated in Q4 FY04. The $4.4 million excess facility charge consists of a $5.1 million charge related to additional space vacated in Q4 FY04, which was accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” partially offset by an increase in estimates of sublease income of $640,000. In Q2 FY05 we recorded $1.2 million of excess facilities charges primarily related to lease payments made during the quarter, after the dismissal of the bankruptcy case, and an amendment of sublease income estimates (in accordance with SFAS 146). As of November 30, 2004 the total liability for excess facilities included in the condensed consolidated balance sheet was $26.1 million, which consisted of a long-term liability of $20.0 million and a short term liability of $6.1 million. We recorded $593,000 in excess facilities charges and related asset impairment expense for the three and six months ended November 30, 2003.

Note 5. Commitments and Contingencies

Operating Leases

We currently have various operating leases for our facilities, including our former offices in San Carlos, and certain office equipment that expire at various dates through fiscal 2009 and thereafter. Future minimum lease payments under these operating leases, including our former facilities in San Carlos, as of November 30, 2004 are as follows (in thousands):

Years ending May 31,
2005	$5,235
2006	10,701
2007	10,568
2008	9,648
2009 and thereafter	11,035
$47,187

Letters of Credit

We maintain various irrevocable letters of credit and bank guarantees as security deposits for the following facilities: our current headquarters in San Mateo, California, our former headquarters in San Carlos, California and our former U.K. offices. As of November 30, 2004, the aggregate outstanding balance of all letters of credit and bank guarantees was $10.3 million, of which $8.8 million was related to the letter of credit for our former headquarters in San Carlos, California. We vacated the San Carlos facility in March 2004 and ceased rent payment effective April 1, 2004. Our former landlord has since drawn against the letter of credit for the unpaid rent, net of sublease income from the facility, in the amount of $4.9 million, through November 30, 2004. The former landlord may draw up to the entire amount of the letter of credit in the event that Liberate does not make the payments required under the lease.

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

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no material indemnification claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and accordingly, we have not accrued warranty costs. In addition, we are obligated to indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. We are unable to quantify the charge that could result from officer and director indemnification.

Legal Matters

Restatement Class-Action Litigation.  On October 20, 2004, a Stipulation and Agreement of Settlement (the “Settlement”) was filed with the United States District Court for the Northern District of California in connection with the matter “In re Liberate Technologies Securities Litigation” (the “Class Action”).  The Class Action is based on the restatement of our financial statements for certain periods of fiscal 2002 and the revision of our preliminary financial results announced for the first quarter of fiscal 2003 (the “Restatement”).  The parties to the Settlement are: (i) the lead plaintiff in the Class Action, on behalf of himself and each of the class members; and (ii) defendants Liberate Technologies, Mitchell E. Kertzman, Nancy J. Hilker and Coleman Sisson.  Under the terms of the Settlement, Liberate agreed to pay or cause to be paid $13.8 million in settlement of the claims specified in the Class Action, and the lead plaintiff and each class member agreed to release Liberate and the other defendants from those claims.  The Settlement shall in no way be construed or deemed to be evidence of or an admission or concession on the part of Liberate or the other specified defendants with respect to any claim or any fault or liability or wrongdoing or damage whatsoever, or any infirmity in the defenses that the defendants have asserted.

The Settlement is subject to certain conditions and will be effective only if and when, among other things, the parties obtain final approval from the United States District Court for the Northern District of California following a settlement hearing currently scheduled for February 2005. If the proposed settlement does not become effective, the Class Action will continue, and possible resolution of this proceeding could include judgments against us or settlements that could require substantial payments by us, which could harm our financial condition, results of operations, or cash flows.

Termination of SEC Investigation.  On September 29, 2004, the staff of the SEC informed Liberate that the staff’s investigation into the events and circumstances that led to the Restatement has terminated as to Liberate and that the staff recommended no enforcement action against Liberate.  In

February 2003, Liberate disclosed that the SEC had initiated a formal, non-public investigation to determine whether there had been any violations of the federal securities laws or regulations.  While the SEC staff’s investigation has terminated as to Liberate, the SEC announced that it has filed charges against two former Liberate employees for violations of the federal securities laws. The SEC also announced that one of these individuals has reached a settlement of the charges against him. Liberate terminated the employment of the two former officers in December 2002 and January 2003.

Dismissal of Bankruptcy Case.  On April 30, 2004, Liberate filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The landlord of Liberate’s former headquarters in San Carlos, California filed a motion to dismiss the case, and on September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case. The bankruptcy court ruled that Liberate had cash well in excess of its liabilities and did not need bankruptcy protection to avoid wasteful liquidation of its assets. Liberate has appealed this ruling in the United States District Court for the Northern District of California and briefs on appeal have been submitted.  However, Liberate continues to await a decision and cannot predict the outcome or timing of the appellate process.  Unless the decision of the bankruptcy court is reversed on appeal, Liberate will not be able to realize savings or the other benefits of a Chapter 11 proceeding.

Restatement Derivative Litigation.  On November 3, 2004, a Notice of Settlement in Principle (the “Notice”) was filed with the California Superior Court for the County of San Mateo in connection with the matter “In re Liberate Technologies Derivative Litigation” (the “Derivative Action”).  The Notice disclosed that Liberate has reached an agreement in principle to settle the Derivative Action on terms that, among other things, will provide for the dismissal with prejudice of all claims asserted by plaintiffs.  The agreement in principle to settle the Derivative Action is subject to the execution of a definitive stipulation of settlement and approval of such settlement stipulation by the California Superior Court for the County of San Mateo.  The Derivative Action is based on the Restatement and names Liberate as a nominal party and certain of our former officers and current or former directors as defendants (collectively, the “Derivative Defendants”). The Derivative Action generally alleges that the Derivative Defendants failed to adequately oversee our financial reporting, and thus are liable for breach of their fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets. The Derivative Action also alleges that the Derivative Defendants are liable for unjust enrichment and that certain named officers and directors are liable for violations of California Code Section 25402 and breach of fiduciary duty for insider selling and misappropriation of information. The Derivative Action seeks unspecified monetary damages and other relief.

Lease-Related Litigation.  On September 29, 2004, Circle Star Center Associates, L.P., the landlord of Liberate’s former offices in San Carlos, California, filed a complaint in the California Superior Court for the County of San Mateo alleging that Liberate had breached the office lease by, among other things, failing to pay rent for certain months of 2004 and applicable interest, failing to replenish the letter of credit and failing to reimburse the landlord for its attorneys’ fees in connection with Liberate’s bankruptcy proceeding.  The complaint also includes allegations of conversion and defamation.  The complaint seeks damages of approximately $3.9 million for the alleged breach and conversion and unspecified damages for the alleged defamation. In November 2004, Liberate filed motions challenging the legal basis for the landlord’s cause of action for defamation and claim for attorneys’ fees in connection with Liberate’s bankruptcy. Briefing has been completed on these motions, and the Superior Court heard oral argument on December 27, 2004. The matter is currently under submission.

In addition, on December 16, 2004, the landlord filed a further complaint for breach of lease against Liberate. The complaint seeks damages in the amount of not less than approximately $1.2 million, plus prejudgment interest, costs of suit and attorneys’ fees, alleging that Liberate breached the lease by failing to pay rent in November and December 2004.

While Liberate intends to vigorously defend these lawsuits, because litigation is by its nature uncertain, we are unable to predict the outcome or estimate the potential liability, if any, of this litigation.

Underwriting Litigation.  Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York

against several of the firms that underwrote our initial public offering, naming Liberate and certain of our former officers and current or former directors as co-defendants. The suits allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. The suits were consolidated into one action that was coordinated for pretrial purposes with hundreds of virtually identical suits under a case captioned “In re Initial Public Offering Securities Litigation”, Civil Action No. 21-MC-92.  On February 19, 2003, the court denied in part and granted in part a motion to dismiss filed on behalf of the defendants, including Liberate.  The court’s order did not dismiss any claims against Liberate.  As a result, discovery may proceed.  The individual defendants have been dismissed without prejudice in this litigation.

While we deny allegations of wrongdoing, we have agreed to enter into a global issuer settlement of plaintiffs’ claims.  In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Liberate, was submitted for preliminary approval by the court.  Under the settlement, the plaintiffs would dismiss and release all claims against the participating defendants, including Liberate, in exchange for a contingent payment undertaking by the insurance companies collectively responsible for insuring the issuer defendants in the coordinated action, and assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters.  Pursuant to the undertaking, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the total amount ultimately collected by the plaintiffs from the non-settling defendants in the coordinated action.  The settlement is subject to a number of conditions, including certification of a class for settlement purposes and court approval.

We cannot predict the timing or ultimate outcome of this proposed settlement or estimate the amounts of, or potential range of loss with respect to, this litigation if a settlement is not approved.

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

The cost of participating and defending against these actions is substantial and will require the continued diversion of management’s attention and corporate resources.  Because legal actions are inherently uncertain, we cannot predict or determine the outcome or resolution of these actions or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We have notified our various insurance carriers of the Class Action, Derivative Action and other pending legal matters. Our primary carrier and one of our secondary carriers under our existing policies have disputed whether certain costs incurred in connection with the restatement-related litigation and the SEC investigation are covered under their respective policies. Our insurance may not cover all or portions of our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the Class Action or Derivative Action or any expenses incurred in connection with the SEC investigation or any other matter.

Loss Contingencies

Of the $19.0 million of accrued liabilities on our condensed consolidated balance sheet approximately $6.6 million have been accrued to satisfy Liberate’s anticipated obligations resulting from settlement of the Class Action and the Derivative Action, after taking into account expected insurance proceeds. We have not accrued any amounts in connection with the Lease-Related Litigation, the OpenTV Litigation or the Underwriting Litigation (in the event that the proposed settlement is not approved). Management believes we have meritorious defenses to these claims and intends to defend these actions vigorously. However, we are unable to predict the outcome or resolution of these actions or estimate the amounts of, or potential range of, loss with respect to these actions.

Note 6. Offerings of Common Stock

Common Stock

In Q2 FY05 there were no exercises of stock options, and 24,264 stock units became vested (of which 4,467 vested units were withheld to satisfy employee withholding taxes, resulting in a net issuance of 19,797 shares to employees and non-employee directors). In the six months ended November 30, 2004, we issued 7,332 shares of common stock to employees upon the exercise of stock options and 337,879 stock units became vested (of which 108,058 vested units were withheld to satisfy employee withholding taxes, resulting in a net issuance of 229,821 shares to employees and non-employee directors).

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

As of November 30, 2004, network operators had earned warrants to purchase 2,396,660 shares. Of this amount, warrants to purchase 552,774 shares had previously been exercised, warrants to purchase 163,890 shares were retired in connection with those exercises and warrants to purchase 879,998 shares expired unexercised. As of November 30, 2004, there were earned and outstanding warrants to purchase 799,998 shares with exercise prices of $4.80 and $6.90 per share and a weighted average exercise price of $6.64 per share. All outstanding warrants will expire by May 31, 2005.

We record amortization expense for deferred costs related to warrants in accordance with EITF No. 01-09. Under EITF No. 01-09, warrant amortization expense may be classified as a reduction to associated revenues up to the amount of cumulative revenues recognized or to be recognized. Such amortization expense was classified as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Warrant amortization reduction to license and royalty revenues	$896	$1,015	$1,792	$2,275
Warrant amortization charged to operating expenses	—	1,027	—	1,831
	$896	$2,042	$1,792	$4,106

Stock-based Compensation – Stock Units

During fiscal 2004, we implemented a program to grant restricted stock units (“RSUs”) to certain employees and non-employee directors as part of our overall stock-based compensation. Each RSU entitles the holder to receive one share of Liberate common stock on the vesting date of the RSU. The RSUs granted to employees generally vest over a period of four years while those granted to non-employee directors generally vest over 12 months. Stock-based compensation representing the intrinsic value (fair market value) of the underlying shares at the date of grant of the RSUs is recognized evenly over the vesting period. On the vesting dates, the RSUs are settled by the delivery of shares of common stock to the participants. During the three months ended November 30, 2004, we granted 50,768 RSUs to employees. During the quarter 162,126 RSUs were cancelled due to employee terminations. As of November 30, 2004 there was a balance of $7.4 million in deferred stock-based compensation related to RSUs in stockholder’s equity and there were 2,094,302 RSUs outstanding and unvested. See Note 2 for the total expenses by functional classification incurred for the three and six months ended November 30, 2004 pertaining to the amortization of RSUs.

Note 7. Restructuring Costs

Restructuring costs include severance costs and other costs. Severance costs include severance pay and employee benefit obligations in connection with terminated employees. Other costs include the write-down of intangible assets, disposal of fixed assets and amounts paid in connection with terminated contracts.

For the three and six months ended November 30, 2004, there was no restructuring activity. For the three and six months ended November 30, 2003, we recorded $881,000 and $1.4 million, respectively, of restructuring expense related to severance payments for the termination of employees.

As of November 30, 2004, our restructuring liability was $37,000,  relating to severance payments.

Note 8. Segment Reporting and Geographic Information

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

	Three months ended November 30,			Six months ended November 30,
	2004	2003		2004	2003
United States	$340	$181		$212	$(302	)(1)
Canada	—	(57	)(1)	—	(337	)(1)
United Kingdom	16	653		842	2,545
Rest of EMEA	276	351		562	671
Asia Pacific	—	60		164	156
Total revenues	$632	$1,188		$1,780	$2,733

(1)   For all periods shown, warrant-related reductions of revenue are included. For the three and six months ended November 30, 2003, for Canada, the reductions exceeded the revenues, which resulted in negative revenues for those periods. The warrant-related reductions for Canada were $119,000 and $462,000, respectively for the three and six months ended November 30, 2003. For the six months ended November 30, 2003, the warrant-related reductions for the United States was $1.8 million.

International revenues consist of sales to customers outside of the United States and domestic revenues consist of sales to customers within the United States. International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended		Six months ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
International revenues	46%	85%	88%	111%
Domestic revenues	54%	15%	12%	(11	)%(1)
Total revenues	100%	100%	100%	100%

(1)   For all periods shown, warrant-related reductions of revenue are included. For the six months ended November 30, 2003 the warrant-related reduction to domestic revenues was $1.8 million, which exceeded domestic revenues for that period.

Note 9. Subsequent Events

Insurance Coverage Litigation

On December 29, 2004, Federal Insurance Company, one of Liberate’s insurance carriers, filed a complaint for declaratory judgment, alleging that Liberate and other defendants are not entitled to coverage for costs and losses incurred in connection with the Class Action, Derivative Action, SEC investigation or other matters.  The complaint, filed in the U.S. District Court for the Northern District of California, names as defendants Liberate and certain former officers and current and former directors.  The policy at issue in this litigation has a limit of liability of $5 million.  Liberate intends to vigorously prosecute its rights under the policy.  However, litigation is by its nature uncertain and there can be no assurance that Liberate will be successful in securing coverage under this policy.

Agreement for Sale of North American Business

On January 10, 2005, Liberate announced that it had reached agreement to sell substantially all of the assets of its North American business to Double C Technologies, LLC, a joint venture majority owned and controlled by Comcast Corporation with a minority investment by Cox Communications, Inc. Under the terms of the agreement, the joint venture will receive substantially all of the assets, including patents and other intellectual property, and will assume certain limited liabilities related to Liberate’s North American business.  Liberate will receive cash consideration of approximately $82 million. The parties will cross-license technology and intellectual property to one another following the closing for purposes of the continued conduct of their respective businesses.  As part of the transaction, the joint venture will make employment offers to approximately 130 employees, primarily located in London, Ontario, Canada. Liberate will retain its European business and will continue to service its European customers. In addition, concurrently with the effectiveness of the acquisition agreement, David Lockwood, the Chairman and CEO of Liberate Technologies, is entering into a voting agreement with the joint venture, under which he is agreeing to vote all shares of Liberate stock beneficially owned by him, comprising approximately 12% of the total outstanding shares of Liberate, in favor of the transaction. The agreement will not become effective until the dismissal of Liberate’s bankruptcy appeal, which Liberate has agreed to actively pursue. To that end, on January 10, 2005, Liberate is filing a motion in the U.S. District Court for the Northern District of California to dismiss the appeal of its bankruptcy case dismissal.  The agreement is also subject to Liberate shareholder approval, Hart-Scott-Rodino antitrust approval, and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Liberate Technologies is a provider of software for digital cable television systems. Based on industry standards, our software enables cable operators to run multiple services—including interactive programming guides, high-definition television, video on demand, personal video recorders and games—on multiple platforms.

We operate in an industry sector that has experienced a significant downturn, and we believe that our future results of operations will continue to be subject to quarterly variations based upon a wide variety of factors as set forth in the “Risk Factors” below. Many of the companies operating in our industry have publicly reported decreased revenues and earnings, significant financial restructuring efforts and reduced capital expenditures, all of which affect their willingness to purchase our products and services.

The following discussion of the financial condition and results of operations of Liberate should be read in conjunction with the discussion contained in Liberate’s annual report on Form 10-K for the fiscal year ended May 31, 2004.  The discussion in this report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements in this report, other than statements that are purely historical, are forward-looking statements.  Words such as “anticipates,” “expects,” “believes,” intends,” “plans,” “estimates” and similar expressions also identify forward-looking statements.  These forward-looking statements are not guarantees of future performance, and are subject to risks and uncertainties that could cause our actual results to differ materially from the results contemplated in the forward-looking statements.  Forward-looking statements in this report include, without limitation, those relating to future revenues, costs, expenses and other financial results, as well as future customer agreements or deployments, management strategies or the outcome of legal proceedings.

Risks and uncertainties that could cause actual results to differ materially include the emerging nature of our market, unknown revenue potential, a limited number of potential customers and the risks associated with legal proceedings, in addition to other risks identified below in “Risk Factors.”  Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially.  Most of these factors are difficult to predict accurately and are generally beyond our control.

We assume no obligation to update any forward-looking statements, and we encourage you not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  You are also encouraged to consider forward-looking statements in light of our condensed consolidated financial statements, related notes, and the cautionary statements and risk factors listed from time to time in our reports on Form 10-K, Form 10-Q and Form 8-K filed with the Securities and Exchange Commission (“SEC”).

New Subscription-based License Agreements

Beginning in fiscal 2004, we entered into agreements with several cable operators. These agreements provide for monthly subscription fees based on deployments of our software with cable customers. In some cases, we receive up-front fees at the inception of the license agreement. In addition, the agreements completed to date have provided for minimum periodic license fees for minimum subscriber levels. Pursuant to these agreements, we have invoiced our customers and amounts due have been paid.

To date, we have not recognized revenues under the agreements and all invoiced amounts of $8.1 million are included in deferred revenue on our balance sheet. We are in the process of assessing revenue recognition for these agreements, since the agreements provide for future delivery of products and specified annual updates of the product during the term of the agreements. While future annual product updates are contemplated and identified at the inception of the agreement, the details of the product releases will be discussed and agreed between us and the customers at future dates. During the quarter ended November 30, 2004, we collected $4.5 million non-refundable up-front fees and non-refundable monthly subscription fees from customers under these subscription license arrangements.

Dismissal of Bankruptcy Case

On April 30, 2004, Liberate filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The landlord of Liberate’s former headquarters in San Carlos, California filed a motion to dismiss the case, and on September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case.  The bankruptcy court ruled that Liberate had cash well in excess of its liabilities and did not need bankruptcy protection to avoid wasteful liquidation of its assets.  Liberate has appealed this ruling in the United States District Court for the Northern District of California and briefs on appeal have been submitted.  However, Liberate continues to await a decision and cannot predict the outcome or timing of the appellate process.  Unless the decision of the bankruptcy court is reversed on appeal, Liberate will not be able to realize savings or the other benefits of a Chapter 11 proceeding.

Termination of SEC Investigation

On September 29, 2004, the staff of the SEC informed Liberate that the staff’s investigation into the events and circumstances that led to the Restatement has terminated as to Liberate and that the staff recommended no enforcement action against Liberate. While the SEC staff’s investigation has terminated as to Liberate, the SEC announced that it has filed charges against two former Liberate employees for violations of the federal securities laws. The SEC also announced that one of these individuals has reached a settlement of the charges against him. Liberate terminated the employment of the two former employees in December 2002 and January 2003.

Proposed Settlement of Class-Action Litigation

On October 20, 2004, a Stipulation and Agreement of Settlement (the “Settlement”) was filed with the United States District Court for the Northern District of California in connection with the matter “In re Liberate Technologies Securities Litigation” (the “Class Action”).  The Class Action is based on the restatement of our financial statements for certain periods of fiscal 2002 and the revision of our preliminary financial results announced for the first quarter of fiscal 2003 (the “Restatement”).  The parties to the Settlement are: (i) the lead plaintiff in the Class Action, on behalf of himself and each of the class members; and (ii) defendants Liberate Technologies, Mitchell E. Kertzman, Nancy J. Hilker and Coleman Sisson.  Under the terms of the Settlement, Liberate agreed to pay or cause to be paid $13.8 million in settlement of the claims specified in the Class Action, and the lead plaintiff and each class member agreed to release Liberate and the other defendants from those claims.  The Settlement shall in no way be construed or deemed to be evidence of or an admission or concession on the part of Liberate or the other specified defendants with respect to any claim or any fault or liability or wrongdoing or damage whatsoever, or any infirmity in the defenses that the defendants have asserted.

The Settlement is subject to certain conditions and will be effective only if and when, among other things, the parties obtain final approval from the United States District Court for the Northern District of California following a settlement hearing currently scheduled for February 2005. If the proposed settlement does not become effective, the Class Action will continue, and possible resolutions of this proceeding could include judgments against us or settlements that could require substantial payments by us, which could harm our financial condition, results of operations, or cash flows.

Critical Accounting Policies Update

There have been no material changes to our critical accounting policies as disclosed on our annual report on Form 10-K for the fiscal year ended May 31, 2004.

Results of Operations

Revenues

We generate license and royalty revenues by licensing our client and server software products, applications, and tools primarily to network operators that provide television services, and, in a small number of cases, to set-top box manufacturers. We generate service revenues from consulting, maintenance, and other services provided in connection with those licenses.

A portion of our revenues and of our deferred revenue balance as of November 30, 2004 arose from pre-payments we received in fiscal 1999 and 2000 from a limited number of North American network operators. In some cases, we recognized revenue upon termination of a customer’s right to credit these fees for software deployment or future services. Our revenues from these pre-payments (excluding any impact of warrant-related revenue reductions) were zero in Q2 FY05 and $113,000 in Q2 FY04. For the six months ended November 30, 2004 and November 30, 2003 revenues from these pre-payments were $275,000 and $134,000, respectively. We do not expect that our total revenues will equal or exceed prior levels until we receive significant new revenue commitments from existing or new customers.

Total revenues for the periods reported were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Total revenues	$632	$1,188	$1,780	$2,733
Decrease, year over year	$(556)		$(953)
Percentage decrease, year over year	(47)%		(35)%

International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended		Six months ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
International revenues	46%	85%	88%	111%
Domestic revenues	54%	15%	12%	(11	)%(1)
Total revenues	100%	100%	100%	100%

(1)   For all periods shown, warrant-related reductions of revenue are included, however for the six months ended November 30, 2003 the  reductions exceeded the revenues resulting in negative domestic revenues. The warrant-related reductions domestically were $1.8 million for the six months ended November 30, 2003.

For the three months ended November 30, 2004 there was a shift in revenues from international to domestic. This was due to two major international customers that have transitioned from the up-front license model to the new monthly subscription model, under which we are not currently recognizing revenue. However, we anticipate international revenues will continue to represent a significant portion of total revenues.

License and Royalty Revenues. License and royalty revenues were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
License and royalty revenues	$(490)	$(697)	$(271)	$(1,621)
Percentage of total revenues	(78)%	(59)%	(15)%	(59)%
Increase, year over year	$207		$1,350
Percentage increase, year over year	30%		83%

License and royalty revenues increased from the three and six months ended November 30, 2003 to the three and six months ended November 30, 2004. This increase was primarily due to a revenue reserve of $1.2 million established in Q2 FY04 for a potential overpayment of royalties by one of the customers. The warrant-related reduction of revenue was higher in the three and six months ended November 30, 2003 by $119,000 and $484,000, respectively. In addition, two customers transitioned from the up-front license revenue model to the new monthly subscription revenues model (under which we have not taken any subscription revenues). These amounts are currently included in the deferred revenues on our condensed consolidated balance sheet. We expect license and royalty revenue will be less than recent historical levels unless and until we receive significant new revenue commitments from existing or new customers.

Service Revenues. Service revenues were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Service revenues	$1,122	$1,885	$2,051	$4,354
Percentage of total revenues	178%	159%	115%	159%
Decrease, year over year	$(763)		$(2,303)
Percentage decrease, year over year	(40)%		(53)%

Service revenues decreased significantly due to a decline in support revenue. Support revenue decreased by $996,000 from Q2 FY04 to Q2 FY05 and decreased by $2.7 million from the six months ended November 30, 2003 to the six months ended November 30, 2004. Revenues decreased because when two large customers transitioned to the new license agreements, we had fewer customers under traditional support agreements. Revenues from other services, which consist of training and consulting, increased by $233,000 from Q2 FY04 to Q2 FY05 and increased by $390,000 from the six months ended November 30, 2003 to the six months ended November 30, 2004. The increase is due to the completion of a services contract during the quarter ended November 30, 2004 and recognition of the revenue thereunder. We expect that service revenues will be less than historical levels unless we are able to obtain significant new customer commitments.

Cost of Revenues

Total cost of revenues was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Total cost of revenues	$911	$1,576	$2,306	$3,170
Percentage of total revenues	144%	133%	130%	116%
Decrease, year over year	$(665)		$(864)
Percentage decrease, year over year	(42)%		(27)%

Cost of License and Royalty Revenues. Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. Cost of license and royalty revenues was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Cost of license and royalty revenues	$18	$208	$34	$359
Percentage of license and royalty revenues	(4)%	(30)%	(12)%	(22)%
Decrease, year over year	$(190)		$(325)
Percentage decrease, year over year	(91)%		(91)%

Cost of license and royalty revenues decreased from Q2 FY04 to Q2 FY05 and from the six months ended November 30, 2003 to the six months ended November 30, 2004 primarily due to significantly lower support, royalty and license fees paid for third-party technology. We anticipate that cost of license and royalty revenues will fluctuate in future periods to the extent that customers deploy our software and as we integrate third-party technologies in our products.

Cost of Service Revenues. Cost of service revenues consists primarily of salaries of our professional services employees and other related costs for employees and external contractors. Cost of service revenues was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Cost of service revenues	$893	$1,368	$2,272	$2,811
Percentage of service revenues	80%	73%	111%	65%
Decrease, year over year	$(475)		$(539)
Percentage decrease, year over year	(35)%		(19)%

Cost of service revenues decreased from Q2 FY04 to Q2 FY05 and from the six months ended November 30, 2003 to the six months ended November 30, 2004. This was primarily due to lower employee-related costs because headcount decreased by 45% which included the transfer of a services cost center from the cost of revenues to research and development during Q2 FY05. In addition there were lower external contractor costs and lower facilities costs and other shared expenses. Even if service revenues increase, we expect cost of service revenues to remain relatively flat in the near term.

Operating Expenses

Research and Development. Research and development expenses consist primarily of salary, employee-related expenses, and costs for external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Research and development	$3,757	$3,647	$7,599	$7,314
Percentage of total revenues	594%	307%	427%	268%
Increase, year over year	$110		$285
Percentage increase, year over year	3%		4%

Research and development expenses increased slightly from the three and six months ended November 30, 2003 to the three and six months ended November 30, 2004. Employee-related expenses increased by $798,000 from Q2 FY04 to Q2 FY05 and increased by $1.3 million from the six months ended November 30, 2003 to the six months ended November 30, 2004. These increases were due to a 29% increase in headcount which was comprised of new hires in Canada, where the majority of our research and development occurs, and a services cost center transferring to research and development from the cost of revenues during Q2 FY05. From Q2 FY04 to Q2 FY05 the increase in employee-related expenses was substantially offset by a decrease in depreciation of $155,000, a decrease in external contractor costs of $56,000 and a decrease in facilities and other shared expenses of $477,000. From the six months ended November 30, 2003 to the six months ended November 30, 2004 the increase in employee-related expenses was offset by decreases in depreciation of $329,000, in external contractor costs of $125,000 and in facilities and other shared expenses of $665,000. In the near term, we expect research and development expenses to be relatively flat. Unless revenues increase, we expect research and development expenses to remain as a high percentage of total revenues in the long term.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other employee-related expenses for sales and marketing personnel, sales commissions, travel, marketing communications and regional sales offices. Sales and marketing expenses were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Sales and marketing	$703	$1,004	$1,304	$2,433
Percentage of total revenues	111%	85%	73%	89%
Decrease, year over year	$(301)		$(1,129)
Percentage decrease, year over year	(30)%		(46)%

The decrease in sales and marketing expense from Q2 FY04 to Q2 FY05 was primarily due to a decrease in external contractor costs of $110,000, a decrease in bad debt expense of $77,000, a decrease in facilities and related expenses of $169,000 and a decrease in communications expense and depreciation of $80,000. These decreases were partially offset by a net increase in employee-related expenses of $90,000 (bonus expense of $217,000 was offset by decreases in salaries, benefits and travel expenses of $127,000) and an increase in marketing communications of $45,000. The decrease from the six months ended November 30, 2003 to the six months ended November 30, 2004 was primarily due to a decrease in employee-related expenses of $356,000, a decrease in external contractor costs of $129,000, a decrease in depreciation expense of $139,000, a decrease in facilities and related expenses of $407,000, and a decrease in communications expense and bad debt expense of $97,000. Unless revenues increase, sales and marketing expenses are expected to remain flat in absolute dollars in the future.

General and Administrative. General and administrative expenses consist primarily of salaries and other employee-related expenses for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; and non-income-based taxes. General and administrative expenses were as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
General and administrative	$3,057	$4,479	$6,808	$8,660
Percentage of total revenues	484%	377%	382%	317%
Decrease, year over year	$(1,422)		$(1,852)
Percentage decrease, year over year	(32)%		(21)%

The decrease in general and administrative expenses from Q2 FY04 to Q2 FY05 was primarily due to decreases in employee-related expenses of $1.1 million, which consisted of a decrease in salaries because of a 30% headcount reduction partially offset by an executive stock grant paid in Q2 FY04. In addition, there was a decrease in communications expense of $172,000, a decrease in depreciation expense of $151,000 and a decrease in professional fees of $342,000. These decreases were partially offset by a net increase in facilities expenses of $335,000. The decrease from the six months ended November 30, 2003 to the six months ended November 30, 2004 was primarily due to decreases in employee-related expenses of $1.5 million, external contractor costs of $104,000, depreciation expense of $329,000 and communications expense of $411,000. These decreases were partially offset by a net increase in facilities expense of $519,000. In the near term, we believe that general and administrative expenses will continue to be higher than usual until the conclusion of the litigation matters described in this report.

Amortization of Deferred Costs Related to Warrants. We amortize deferred costs related to warrants over their estimated useful lives, which are generally five years. The amortization expense is a part of operating expenses or under EITF No. 01-19 may be classified as a reduction of associated revenues up to the amount of cumulative revenue recognized or to be recognized.

For the three and six months ended November 30, 2004, there was no amortization expense for deferred costs related to warrants included in operating expenses. However, for the three and six months ended November 30, 2004, we recorded as reductions of revenue, amortization of deferred costs related to warrants of $896,000 and $1.8 million, respectively. In the three and six months ended November 30, 2003 amortization expense for deferred costs related to warrants included in operating expenses was $1.0 million and $1.8 million, respectively and the reductions of revenue were $1.0 million and $2.3 million, respectively.

The balance of the deferred costs related to warrants declined significantly during Q2 FY04 due to an impairment charge that reduced the carrying value of warrant-related assets by $5.0 million. As of November 30, 2004, the balance in deferred costs related to warrants is $1.8 million, which will be fully amortized by Q4 FY05. We believe that amortization expense for deferred costs related to warrants, included in operating expenses, may increase to the extent that amortization expense related to these warrants is classified as an expense rather than a reduction of revenues.

Restructuring Costs. Restructuring costs are comprised of severance costs and other costs related to restructuring. Severance costs include expenses related to severance pay and employee benefit obligations in connection with terminated employees. Other costs related to restructuring include the write-down of intangible assets, disposal of fixed assets, and amounts paid in connection with terminated contracts. Excess facilities charges are disclosed separately.

In the three and six months ended November 30, 2004, there were no restructuring charges recorded. For the three and six months ended November 30, 2003, we recorded restructuring costs of $881,000 and $1.4 million, respectively, which was for severance and related expenses for reductions in work force.

Amortization of Goodwill and Intangible Assets. Goodwill and intangible assets represent the value assigned to assets such as existing products and technology, customer lists and order backlog, and trademarks that are acquired as part of the purchase of a company by Liberate. We amortize intangible assets on a straight-line basis over their useful lives, generally three years. Asset impairment charges reduce the carrying value of long-lived assets, including intangible assets, to a level equal to their expected value during their amortization periods.

For the six months ended November 30, 2003, amortization and impairment of goodwill and intangible assets was $22,000, which fully amortized the intangible assets related to acquisitions. We expect no amortization and impairment of intangible assets in future periods as all intangible assets attributable to continuing operations have been fully amortized.

Impairment of Deferred Costs Related to Warrants. In fiscal 1999, we entered into agreements in which we agreed to issue warrants to certain network operators who satisfy certain milestones within specific time frames. The value of these warrants was estimated using the Black-Scholes pricing model as of the earlier of the grant date or the date that it is likely that the warrants will be earned. The value of the warrants was recorded primarily as a non-current asset and is being amortized over the estimated economic life of the arrangements with the network operators.

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

In Q2 FY04, we recorded warrant-related asset impairment expense of $5.0 million as a result of our realignment of strategy to focus on the U.S. cable market. This impairment charge reduced the carrying value of certain warrant-related assets to a level equal to the expected future revenues from the holders of those warrants based outside the U.S. We did not record a warrant-related asset impairment in the three or six months ended November 30, 2004.

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

For the six months ended November 30, 2003 we recorded amortization of deferred stock-based compensation of $10,000. In the three and six months ended November 30, 2004, there was no amortization of stock-based compensation. There is no deferred stock-based compensation balance related to stock options as of November 30, 2004. However, an allocation of amortization of deferred costs related to the RSUs is recorded as an expense by functional classification. See Notes 2 and 6 in the Notes to Condensed Consolidated Financial Statements.

Excess Facilities Charges and Related Asset Impairment. Our excess facilities charges consist primarily of costs associated with permanently vacating our facilities and the related asset impairments. In determining the charges for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and other expenses. The most significant of these estimates relates to the timing and extent of future sublease income which reduces our reported lease obligations.  We based our estimates of sublease income on current market conditions and rental rates provided by an independent real estate consultant, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the facility, among other factors.  Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We review the status of activities on a quarterly basis and, if appropriate, record changes to our excess facilities obligations in current operations based on management’s most current estimates. If current market conditions for the commercial real estate market remain the same or worsen, or we conclude that we are not likely to use additional space, we may be required to record additional charges in future periods.

The liability for excess facilities as of May 31, 2004 did not include charges for additional space vacated in Q4 FY04 or potential savings related to the anticipated rejection of this lease under the U.S. Bankruptcy Code due to the uncertainty of the outcome of the bankruptcy proceeding. On September 8, 2004, the Bankruptcy Court issued a ruling dismissing our bankruptcy case. In connection with the dismissal of the bankruptcy case, which removed the uncertainty that had existed at May 31, 2004, we recorded $4.4 million of excess facilities charges in Q1 FY05 based on revised estimates related to future sublease income and the additional space vacated in Q4 FY04. The $4.4 million excess facility charge consists of a $5.1 million charge related to additional space vacated in Q4 FY04 partially offset by an increase in estimates of sublease income of $640,000. In Q2 FY05 we recorded $1.2 million of excess facilities charges primarily related to lease payments made during the quarter, after the dismissal of the bankruptcy case, and an amendment of sublease income estimates (in accordance with SFAS 146). As of November 30, 2004 the total liability for excess facilities included in the consolidated balance sheet was $26.1 million which consisted of a long-term liability of $20.0 million and a short term liability of $6.1 million. We recorded $593,000 in excess facilities charges and related asset impairment expense for the three and six months ended November 30, 2003.

Interest Income, Net

Interest income, net consists of interest earned on our cash and cash equivalents and short-term investments, and is netted against interest expense primarily related to an operating lease. Interest income, net was as follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Interest income, net	$624	$573	$1,171	$1,190
Percentage of total revenues	99%	48%	66%	44%
Increase (decrease), year over year	$51		$(19)
Percentage increase (decrease), year over year	9%		(2)%

Interest income, net increased from Q2 FY04 to Q2 FY05 primarily due to higher interest rates. The increased interest income was offset by interest expense from the present value calculation related to excess facilities (under SFAS 146). The slight decrease from the six months ended November 30, 2003 to the six months ended November 30, 2004 was the net effect of higher interest rates in Q1 FY04 offset by lower cash balances and an interest expense charge in Q2 FY05 related to excess facilities. Interest income could decline in future periods because of lower cash balances and lower interest rates.

Other Income (Expense), Net

Other income (expense), net consists of re-measurement gains and losses from the operations of our foreign subsidiaries and foreign currency exchange gains and losses and other non-operating income and expenses. For the three months ended November 30, 2004 and November 30, 2003, other income (expense), net was $343,000 and $(173,000), respectively. For the six months ended November 30, 2004 and November 30, 2003, other income (expense), net was $282,000 and $(548,000), respectively. The increases were primarily due to gains from foreign currency.

Income Tax Provision

The income tax provision consists of foreign withholding tax expense and foreign and state income taxes. For Q2 FY05 the income tax provision was $97,000. There was no provision for Q2 FY04. For the six months ended November 30, 2004 and November 30, 2003, the income tax provision was $135,000 and $103,000, respectively.

Loss From Discontinued Operations

Loss from discontinued operations in fiscal 2004, consisted of revenues, cost of revenues, and operating expenses related to those divisions that we have decided to discontinue or sell. There was no loss from discontinued operations in the three and six months ended November 30, 2004.

Loss from discontinued operations for the three and six months ended November 30, 2003 was as follows (in thousands):

	Three months ended November 30, 2003	Six months ended November 30, 2003
Total revenues	$1,843	$2,552
Cost of revenues	441	1,275
Gross margin (loss)	1,402	1,277
Operating expenses	2,528	4,357
Write-off of acquired in-process research and development	—	—
Amortization of purchased intangibles	136	287
Amortization of deferred stock compensation	23	46
Restructuring costs	—	23
Operating loss from discontinued operations	(1,285)	(3,436)
Interest and other income (expense)	293	361
Loss from discontinued operations	$(992)	$(3,075)

Gain on Sale of Discontinued Operations

For the six months ended November 30, 2004, we recorded a gain on the sale of discontinued operations of $80,000 from unanticipated cash receipts from a third party relating to the sale of discontinued operations. There was no gain or loss during the three months ended November 30, 2004.

For the three and six months ended November 30, 2003 we recorded a gain on the sale of discontinued operations of $9.0 million, net of $715,000 of expenses associated with the sale of our OSS business, this represents the difference between the proceeds from the sale of the OSS business on the date of disposition and its book value. Revenues from discontinued operations for the three and six months ended November 30, 2003 were $1.8 million and $2.6 million, respectively.  The loss from discontinued operations for the three and six months ended November 30, 2003 was $1.0 million and $3.1 million, respectively.

Liquidity and Capital Resources

Cash Flows

Our principal source of liquidity at November 30, 2004 was cash and cash equivalents and liquid investments of $208.0 million. In addition, we had $10.7 million of restricted cash that primarily secures obligations under three office leases.

Cash Flows from Operating Activities. For the six months ended November 30, 2004, net cash used in operating activities was $7.0 million. This amount consisted primarily of a net loss of $20.5 million, adjusted for $3.3 million of non-cash adjustments to reconcile net loss to net cash used in operating activities and a $10.2 million net increase in operating assets and liabilities. The non-cash adjustments consisted primarily of $1.8 million of amortization of deferred costs related to warrants and $1.2 million of non-cash compensation expense related to the stock units. The net increase in operating assets and liabilities was primarily due to an increase in accrued liabilities of $2.6 million (primarily short term excess facilities reserve), an increase in deferred revenues of $6.4 million (related to subscription-based revenue and deferred royalties), an increase in long-term liabilities of $882,000 (related to the long term portion of excess facilities), an increase in accrued payroll and related expenses of $273,000 and a decrease in prepaid expenses and other assets of $497,000. These increases were partially offset by a decrease in accounts payable of $106,000 and an increase in accounts receivable of $388,000.

For the six months ended November 30, 2003, net cash used in operating activities was $38.5 million. This amount consisted of a net loss of $21.1 million, adjusted for $3.1 million of other non-cash adjustments to reconcile net loss to net cash used in operating activities and a $20.5 million net decrease in operating assets and liabilities. This decrease was primarily caused by a decrease in accrued liabilities of $18.8 million (primarily due to the payment of $17.9 million for the premium for our loss mitigation insurance policy). Additionally, other long-term liabilities decreased $1.5 million related to a decrease in accrued excess facilities charges.

Cash Flows from Investing Activities. For the six months ended November 30, 2004, net cash used in investing activities of $429,000 consisted primarily of the purchase of property and equipment.

For the six months ended November 30, 2003, net cash used in investing activities of $38.7 million consisted of $45.0 million used to purchase short-term investments, an increase in restricted cash of $527,000, and $279,000 used to purchase property and equipment, offset by the proceeds from the sale of discontinued operations of $7.1 million.

Cash Flows from Financing Activities. For the six months ended November 30, 2004, net cash used from financing activities of $594,000 was related to repayment of short-term borrowings of $608,000 offset by proceeds of $14,000 from the issuance of common stock upon the exercise of options.

For the six months ended November 30, 2003, net cash provided from financing activities of $1.7 million was primarily attributed to proceeds from the issuance of common stock upon the exercise of options.

Cash Requirements

In addition to funding normal operating expenses, we anticipate requiring cash to pay outstanding commitments. We currently expect to fund our short-term working capital and operating resource expenditure requirements, for at least the next twelve months, from our existing cash and cash equivalents resources and our anticipated cash flows from operations. However, we could experience unforeseen circumstances, such as a worsening economic downturn, lease obligations and litigation settlements and smaller than anticipated cash inflows from operations that may increase our use of available cash or our need to obtain additional financing. Also, we may find it necessary to obtain additional equity or debt financing in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

We anticipate that future operating expenses and capital expenditures will constitute a material use of our existing cash resources. As a result, our net cash flows will depend heavily on the level of future revenues and our ability to manage infrastructure costs.

Contractual Obligations

Our contractual obligations, including the leases on our former offices in San Carlos, as of November 30, 2004, are as follows (in thousands):

	Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases and expenses	$47,187	$10,544	$21,348	$13,850	$1,445

As a result of the dismissal of the bankruptcy case, Liberate continues to be liable for the lease payments on its former offices in San Carlos, California in accordance with the terms of the lease, which over the life of the lease could be up to approximately $41.0 million, including common area maintenance expenses.  See Note 4 in the Notes to Condensed Consolidated Financial Statements for a discussion of excess facilities charges related to the San Carlos lease.

Off Balance Sheet Arrangements

As of November 30, 2004, we did not have any off-balance sheet arrangements, as defined in

Item 303(a)(4)(ii) of SEC Regulation S-K.

Subsequent Developments

Insurance Coverage Litigation

On December 29, 2004, Federal Insurance Company, one of Liberate’s insurance carriers, filed a complaint for declaratory judgment, alleging that Liberate and other defendants are not entitled to coverage for costs incurred in connection with the Class Action, Derivative Action, SEC investigation or other matters.  The complaint, filed in the U.S. District Court for the Northern District of California, names as defendants Liberate and certain former officers and current and former directors.  The policy at issue in this litigation has a limit of liability of $5 million.  Liberate intends to vigorously prosecute its rights under the policy.  However, litigation is by its nature uncertain and there can be no assurance that Liberate will be successful in securing coverage under this policy.

Agreement for Sale of North American Business

On January 10, 2005, Liberate announced that it had reached agreement to sell substantially all of the assets of its North American business to Double C Technologies, LLC, a joint venture majority owned and controlled by Comcast Corporation with a minority investment by Cox Communications, Inc. Under the terms of the agreement, the joint venture will receive substantially all of the assets, including patents and other intellectual property, and will assume certain limited liabilities related to Liberate’s North American business.  Liberate will receive cash consideration of approximately $82 million. The parties will cross-license technology and intellectual property to one another following the closing for purposes of the continued conduct of their respective businesses.  As part of the transaction, the joint venture will make employment offers to approximately 130 employees, primarily located in London, Ontario, Canada. Liberate will retain its European business and will continue to service its European customers. In addition, concurrently with the effectiveness of the acquisition agreement, David Lockwood, the Chairman and CEO of Liberate Technologies, is entering into a voting agreement with the joint venture, under which he is agreeing to vote all shares of Liberate stock beneficially owned by him, comprising approximately 12% of the total outstanding shares of Liberate, in favor of the transaction. The agreement will not become effective until the dismissal of Liberate’s bankruptcy appeal, which Liberate has agreed to actively pursue. To that end, on January 10, 2005, Liberate is filing a motion in the U.S. District Court for the Northern District of California to dismiss the appeal of its bankruptcy case dismissal.  The agreement is also subject to Liberate shareholder approval, Hart-Scott-Rodino antitrust approval, and other customary closing conditions.

Risk Factors

In evaluating Liberate and our business, you should consider the following factors in addition to the other information in this quarterly report on Form 10-Q.  Forward-looking statements in this report are subject to risks and uncertainties that could cause our actual results to differ materially from the results contemplated.  Any of the following risks could seriously harm our business, financial condition, and results of operations, causing the price of our stock to decline.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

Litigation related to the restatement of our financial statements could continue to generate substantial costs and harm our financial condition.

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

In October 2004, we entered into a stipulation and agreement of settlement with the securities class action plaintiffs to settle the securities class action, and in November 2004, we reached an agreement in principle to settle the derivative litigation. However, these proposed settlements are subject to certain conditions and will be effective only if and when, among other things, the parties obtain final approval from the courts in which the actions are pending.  If the proposed settlements do not become effective, the actions will continue.

The possible resolutions of these proceedings, in the event the proposed settlements do not become effective, could include judgments against us or settlements that could require substantial payments by us, which could harm our financial condition, results of operations, and cash flows. The timing of the final resolution of these proceedings is uncertain.

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

Litigation related to the lease of our former offices could generate substantial costs, divert management attention and resources and harm our financial condition.

In September 2004, Circle Star Center Associates, L.P., the landlord of our former offices in San Carlos, California, filed a complaint in California state court alleging, among other things, that Liberate had breached the office lease.  The cost of participating and defending against this action could be substantial and will require management’s attention and corporate resources.  The possible resolution of this proceeding could include a judgment against Liberate or settlement that could require substantial payments, which could harm our financial condition, results of operations, or cash flows.

If we are unable to terminate leases on excess facilities or sublease excess office space, our net loss could increase and our financial condition could be harmed.

Liberate is a party to real property leases in San Carlos, California and London, England that include space significantly in excess of our needs for the foreseeable future.  We have vacated these premises and have sought to sublease the excess space or, alternatively, to terminate these leases upon acceptable terms.  If we are unable to terminate or settle these leases on favorable terms, we may remain liable for the full amounts due under the leases.  In the past, we have recorded significant excess facilities charges in our statements of operations, and we anticipate that we may record additional charges in the future if actual lease exit costs or sublease income differ from amounts currently expected.  Our inability to sublease significant portions of our excess office space or to terminate or otherwise settle these leases upon favorable terms could cause our net losses to increase and could harm our financial condition or results of operations.

Uncertainties related to Liberate’s dismissed bankruptcy case could harm our business and results of operations.

On April 30, 2004, Liberate filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code to resolve certain outstanding liabilities, reduce costs and strengthen its financial condition. On September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case.  Although Liberate has appealed this ruling in the United States District Court for the Northern District of California, because of inherent uncertainties in legal proceedings, we cannot predict the outcome or timing of the appellate process.  Unless the decision of the bankruptcy court is reversed on appeal, Liberate will not realize savings or other benefits of a Chapter 11 proceeding. In addition, the legal and other expenses associated with these legal proceedings could be substantial and could harm our results of operations and financial condition.

Our workforce restructurings may harm morale and performance of our personnel and may harm our financial condition and operating results.

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

Some of our revenues consist of one-time revenues derived from the termination of certain customers’ unused rights to use prepayments for our products and services. We have been, and may continue to be, unable to replicate these revenues after customers have exhausted their pre-paid balances. If we cannot substantially increase our sources of sustainable revenues, our financial condition and results of operations will suffer and our stock price is likely to decline.

Our future license and royalty revenues and margins may continue to decline if our customers do not adopt our software licensing model.

We recently announced our plans to shift to a new software-licensing model under which we intend to charge fees from network operators based on the number of subscribers who have access to our software or the number of set-top boxes deployed. Because this is a new payment model, its revenue potential is unknown, and we may not be able to secure customer commitments to adopt this model. If we are unable to obtain commitments from new customers or renewals with existing customers under this model, our revenues may decline.

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

In fiscal 1999, we entered into agreements to issue warrants to several network operators to allow them to purchase up to approximately 4.6 million shares of our common stock. Those warrants were earned as network operators satisfied specific milestones. The value of the warrants is subject to classification as a reduction of revenues up to the amount of cumulative revenues recognized or to be recognized, in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” Total license and royalty revenues was negative in three quarters of fiscal 2004 in part because these warrant related revenue reductions exceeded the amount of new license and royalty revenue recognized during those periods. We may record negative license and royalty revenue in future periods if these reductions exceed our new license and royalty revenues during a quarter.

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

Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in federal court in New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our former officers and current or former directors as co-defendants. The plaintiffs subsequently added allegations regarding our secondary offering. While we deny allegations of wrongdoing, we have agreed to enter into a global issuer settlement of plaintiffs’ claims and expect our insurers to cover amounts in excess of our deductible. The settlement is subject to a number of conditions, including court approval, and failure to resolve this litigation on favorable terms could result in substantial costs or otherwise harm our business.

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

Expenses related to equity awards for our employees increase our net loss.

As a result of our introduction, in fiscal year 2004 of restricted stock units as a form of equity compensation for employees and non-employee directors, we recorded an expense of approximately $572,000 in the quarter ended November 30, 2004, and we expect to record significant expenses in future periods related to stock units. The continuation of granting of restricted stock units or other similar equity awards will increase our loss.

In addition, current proposed legislation in Congress and the recent issuance of SFAS 123R, if adopted, may require us to record the value of stock options or other equity awards granted to all or certain of our employees as an expense. If we begin recording these amounts as an expense our net loss would increase.

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

Our compliance with the new regulatory requirements of Sarbanes-Oxley is untested and will likely be costly and time-consuming.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of November 30, 2004, our investment portfolio consisted primarily of U.S. government obligations, with original maturities at time of purchase of three months or less, included under cash equivalents which may increase or decrease in value if interest rates change prior to maturity. We do not maintain any derivative financial instruments in our investment portfolio. We are averse to principal loss and seek to preserve our invested funds by limiting the default risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

Foreign Currency Risk

We transact business in various foreign currencies and, accordingly, are subject to adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on revenues has not been material as we generally conduct our revenue transactions in U.S. dollars. Our foreign subsidiaries are fully integrated entities, whose functional currency is the U.S. dollar. Monetary items are re-measured at rates prevailing at the balance sheet date and non-monetary items are re-measured at historical rates. The revenue and expenses are re-measured at average exchange rates throughout the period, other than depreciation and amortization, which are re-measured at the respective historical rates as their related assets. We report the unrealized foreign currency re-measurement gains and losses as well as the gains and losses from foreign currency transactions in the condensed consolidated statement of operations under “Other income (expense), net”. Translation gains or losses for prior periods have been recorded in “Accumulated other comprehensive loss,” a separate component of stockholder’s equity.  See Note 2 in the Notes to Condensed Consolidated Financial Statements.  We do not currently use financial instruments to hedge these operating expenses.

Equity Price Risk

The estimated fair value of our equity investments was zero as of May 31, 2003 and 2004 and remained zero as of November 30, 2004, which reflects write-downs of $5.3 million in fiscal 2001, $1.4 million in fiscal 2002, and $12.1 million in fiscal 2003 relating to the impairment of the estimated fair value of our equity investments. Therefore we are not subject to material risk of equity price fluctuation. We currently do not expect to make any new equity investments.

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

As of November 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended November 30, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

Restatement Class-Action Litigation.  On October 20, 2004, a Stipulation and Agreement of Settlement (the “Settlement”) was filed with the United States District Court for the Northern District of California in connection with the matter “In re Liberate Technologies Securities Litigation” (the “Class Action”).  The Class Action is based on the restatement of our financial statements for certain periods of fiscal 2002 and the revision of our preliminary financial results announced for the first quarter of fiscal 2003 (the “Restatement”).  The parties to the Settlement are: (i) the lead plaintiff in the Class Action, on behalf of himself and each of the class members; and (ii) defendants Liberate Technologies, Mitchell E. Kertzman, Nancy J. Hilker and Coleman Sisson.  Under the terms of the Settlement, Liberate agreed to pay or cause to be paid $13.8 million in settlement of the claims specified in the Class Action, and the lead plaintiff and each class member agreed to release Liberate and the other defendants from those claims.  The Settlement shall in no way be construed or deemed to be evidence of or an admission or concession on the part of Liberate or the other specified defendants with respect to any claim or any fault or liability or wrongdoing or damage whatsoever, or any infirmity in the defenses that the defendants have asserted.

The Settlement is subject to certain conditions and will be effective only if and when, among other things, the parties obtain final approval from the United States District Court for the Northern District of California following a settlement hearing currently scheduled for February 2005. If the proposed settlement does not become effective, the Class Action will continue, and possible resolutions of this proceeding could include judgments against us or settlements that could require substantial payments by us, which could harm our financial condition, results of operations, or cash flows.

Termination of SEC Investigation.  On September 29, 2004, the staff of the SEC informed Liberate that the staff’s investigation into the events and circumstances that led to the Restatement has terminated as to Liberate and that the staff recommended no enforcement action against Liberate.  In February 2003, Liberate disclosed that the SEC had initiated a formal, non-public investigation to determine whether there had been any violations of the federal securities laws or regulations.  While the SEC staff’s investigation has terminated as to Liberate, the SEC announced that it has filed charges against two former Liberate employees for violations of the federal securities laws. The SEC also announced that one of these individuals has reached a settlement of the charges against him. Liberate terminated the employment of the two former employees in December 2002 and January 2003.

Dismissal of Bankruptcy Case.  On April 30, 2004, Liberate filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The landlord of Liberate’s former headquarters in San Carlos, California filed a motion to dismiss the case, and on September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case.  The bankruptcy court ruled that Liberate had cash well in excess of its liabilities and did not need bankruptcy protection to avoid wasteful liquidation of its assets.  Liberate has appealed this ruling in the United States District Court for the Northern District of California and briefs on appeal have been submitted.  However, Liberate continues to await a decision and cannot predict the outcome or timing of the appellate process.  Unless the decision of the bankruptcy court is reversed on appeal, Liberate will not be able to realize savings or the other benefits of a Chapter 11 proceeding.

Restatement Derivative Litigation.  On November 3, 2004, a Notice of Settlement in Principle (the “Notice”) was filed with the California Superior Court for the County of San Mateo in connection with the matter “In re Liberate Technologies Derivative Litigation” (the “Derivative Action”).  The Notice disclosed that Liberate has reached an agreement in principle to settle the Derivative Action on terms that, among other things, will provide for the dismissal with prejudice of all claims asserted by plaintiffs.  The agreement in principle to settle the Derivative Action is subject to the execution of a definitive stipulation of settlement and approval of such settlement stipulation by the California Superior Court for the County of San Mateo.  The Derivative Action is based on the Restatement and names Liberate as a nominal party and certain of our former officers and current or former directors as defendants (collectively, the “Derivative Defendants”). The Derivative Action generally alleges that the Derivative Defendants failed to adequately oversee our financial reporting, and thus are liable for breach of their fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets. The Derivative Action also alleges that the Derivative Defendants are liable for unjust enrichment and that certain named officers and directors are liable for violations of California Code Section 25402 and breach of fiduciary duty for insider selling and misappropriation of information. The Derivative Action seeks unspecified monetary damages and other relief.

Lease-Related Litigation.  On September 29, 2004, Circle Star Center Associates, L.P., the landlord of Liberate’s former offices in San Carlos, California, filed a complaint in the California Superior Court for the County of San Mateo alleging that Liberate had breached the office lease by, among other things, failing to pay rent for certain months of 2004 and applicable interest, failing to replenish the letter of credit, and failing to reimburse the landlord for its attorneys’ fees in connection with Liberate’s bankruptcy proceeding.  The complaint also includes allegations of conversion and defamation.  The complaint seeks damages of approximately $3.9 million for the alleged breach and conversion and unspecified damages for the alleged defamation.  In November 2004, Liberate filed motions challenging the legal basis for the landlord’s cause of action for defamation and claim for attorneys’ fees in connection with Liberate’s bankruptcy. Briefing has been completed on these motions, and the Superior Court heard oral argument on December 27, 2004. The matter is currently under submission.

In addition, on December 16, 2004, the landlord filed a further complaint for breach of lease against Liberate. The complaint seeks damages in the amount of not less than approximately $1.2 million, plus prejudgment interest, costs of suit and attorneys’ fees, alleging that Liberate breached the lease by failing to pay rent in November and December 2004.

While Liberate intends to vigorously defend these lawsuits, because litigation is by its nature uncertain, we are unable to predict the outcome or estimate the potential liability, if any, of this litigation.

Underwriting Litigation.  Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our former officers and current or former directors as co-defendants. The suits allege that the underwriters received excessive and improper commissions that were not disclosed in our prospectus and that the underwriters artificially increased the price of our stock. The plaintiffs subsequently added allegations regarding our secondary offering, and named additional officers and directors as co-defendants. The suits were consolidated into one action that was coordinated for pretrial purposes with hundreds of virtually identical suits under a case captioned “In re Initial Public Offering Securities Litigation,” Civil Action No. 21-MC-92.  On February 19, 2003, the court denied in part and granted in part a motion to dismiss filed on behalf of the defendants, including Liberate.  The court’s order did not dismiss any claims against Liberate.  As a result, discovery may proceed.  The individual defendants have been dismissed without prejudice in this litigation.

While we deny allegations of wrongdoing, we have agreed to enter into a global issuer settlement of plaintiffs’ claims.  In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Liberate, was submitted for preliminary approval by the court.  Under the settlement, the plaintiffs would dismiss and release all claims against the participating defendants, including Liberate, in exchange for a contingent payment undertaking by the insurance companies collectively responsible for insuring the issuer defendants in the coordinated action, and assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters.  Pursuant to the undertaking, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the total amount ultimately collected by the plaintiffs from the non-settling defendants in the coordinated action.  The settlement is subject to a number of conditions, including certification of a class for settlement purposes and court approval.

We cannot predict the timing or ultimate outcome of this proposed settlement or estimate the amounts of, or potential range of loss with respect to, this litigation if a settlement is not approved.

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

The cost of participating and defending against these actions is substantial and will require the continued diversion of management’s attention and corporate resources.  Because legal actions are inherently uncertain, we cannot predict or determine the outcome or resolution of these actions or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We have notified our various insurance carriers of the Class Action, Derivative Action and other pending legal matters. Our primary carrier and one of our secondary carriers under our existing policies have disputed whether certain costs incurred in connection with the restatement-related litigation and the SEC investigation are covered under their respective policies. Our insurance may not cover all or portions of our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the Class Action or Derivative Action or any expenses incurred in connection with the SEC investigation or any other matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

We held our annual meeting of stockholders in Redwood Shores, California on October 27, 2004. Of the 105,729,624 shares outstanding as of the record date, holders of 101,824,595 shares were present or represented by proxy.  At the meeting, the stockholders voted on the following matters:

•                                          The election of the following members of the Board of Directors to serve until the next annual meeting or until their successors have been duly elected and qualified:

Nominee	Votes For	Votes Withheld
David Lockwood	101,755,110	69,485
Charles N. Corfield	101,759,809	64,786
Patrick S. Jones	101,755,610	68,985
Dr. David C. Nagel	101,754,690	69,905
Robert R. Walker	101,756,660	67,935

•                                          Ratification of the selection of PricewaterhouseCoopers LLP as Liberate’s independent registered public accounting firm for the fiscal year ending May 31, 2005:

Votes For	Votes Against	Abstentions
101,781,244	22,187	21,164

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit
10.78

Form of Stipulation and Agreement of Settlement dated as of October 19, 2004 among (i) the lead plaintiff, on behalf of himself and each of the class members; and (ii) Liberate and other defendants in the class action litigation.

10.79	Description of Supplemental Compensation Arrangement with Philip A. Vachon dated November 4, 2004.*
10.80	Addendum No. 1 to the April 11, 2003 Employment Letter – Tax Equalization, dated as of January 5, 2005 between Liberate and Philip A. Vachon. *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Liberate’s Chief Executive Officer and Chief Financial Officer

* Management contract or compensatory plan or arrangement.

LIBERATE TECHNOLOGIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberate Technologies

	By:	/s/ David Lockwood
David Lockwood
Date: January 10, 2005		Chief Executive Officer

	By:	/s/ Gregory S. Wood
Gregory S. Wood
Date: January 10, 2005		Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit
10.78

Form of Stipulation and Agreement of Settlement dated as of October 19, 2004 among (i) the lead plaintiff, on behalf of himself and each of the class members; and (ii) Liberate and other defendants in the class action litigation.

10.79	Description of Supplemental Compensation Arrangement with Philip A. Vachon dated November 4, 2004.*
10.80	Addendum No. 1 to the April 11, 2003 Employment Letter – Tax Equalization, dated as of January 5, 2005 between Liberate and Philip A. Vachon. *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Liberate’s Chief Executive Officer and Chief Financial Officer

* Management contract or compensatory plan or arrangement.