Form 10-Q
period 2005-02-28
LIBERATE TECHNOLOGIES
filed 2005-04-04
CIK 1085776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2005
OR
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

106,077,485 shares of the Registrant’s common stock were outstanding as of March 31, 2005.

LIBERATE TECHNOLOGIES

FORM 10-Q

For The Quarterly Period Ended February 28, 2005

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of February 28, 2005 and May 31, 2004
Condensed Consolidated Statements of Operations for the three months and nine months ended February 28, 2005 and February 29, 2004
Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2005 and February 29, 2004
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

SIGNATURES

Part I. Financial Information

Item 1. Financial Statements

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

Unaudited

	February 28, 2005	May 31, 2004

Assets
Current assets:
Cash and cash equivalents	$194,404	$215,877
Accounts receivable, net	1,950	3,143
Prepaid expenses and other current assets	1,183	1,642
Other receivables	4,487	175
Total current assets	202,024	220,837
Property and equipment, net	1,613	1,851
Deferred costs related to warrants	896	3,583
Restricted cash	10,747	10,869
Other assets	—	268
Total assets	$215,280	$237,408

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,528	$3,102
Accrued liabilities	15,748	16,384
Accrued payroll and related expenses	719	685
Short-term borrowing from bank	—	608
Deferred revenues	4,369	6,137
Total current liabilities	23,364	26,916
Long-term excess facilities charges	18,214	19,140
Long-term deferred revenues	9,156	—
Other long-term liabilities	2,416	2,416
Total liabilities	53,150	48,472

Commitments and contingencies (Note 5) Stockholders’ equity:
Common stock	1,061	1,055
Contributed and paid-in-capital	1,502,811	1,503,113
Deferred stock-based compensation	(6,780)	(8,453)
Accumulated other comprehensive loss	(1,970)	(2,112)
Accumulated deficit	(1,332,992)	(1,304,667)
Total stockholders’ equity	162,130	188,936
Total liabilities and stockholders’ equity	$215,280	$237,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(In thousands, except per share data)

Unaudited

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenues:
License and royalty	$(612)	$(54)	$(883)	$(1,675)
Service	732	1,756	2,783	6,110
Total revenues	120	1,702	1,900	4,435
Cost of revenues:
License and royalty	15	206	49	565
Service	444	1,549	2,716	4,360
Total cost of revenues	459	1,755	2,765	4,925
Gross loss	(339)	(53)	(865)	(490)
Operating expenses:
Research and development	4,508	5,022	12,107	12,336
Sales and marketing	388	703	1,692	3,136
General and administrative	3,113	3,667	9,921	12,327
Amortization of deferred costs related to warrants	—	—	—	1,831
Restructuring costs	—	86	—	1,447
Amortization and impairment of goodwill and intangible assets	—	—	—	22
Impairment of deferred costs related to warrants	—	—	—	4,969
Amortization of deferred stock-based compensation	—	—	—	10
Excess facilities charges and related asset impairment	486	—	6,108	593
Total operating expenses	8,495	9,478	29,828	36,671
Loss from operations	(8,834)	(9,531)	(30,693)	(37,161)
Interest income, net	1,025	504	2,196	1,694
Other income (expense), net	(37)	1,184	245	636
Loss from continuing operations before income tax provision	(7,846)	(7,843)	(28,252)	(34,831)
Income tax provision (benefit)	18	(122)	153	(19)
Loss from continuing operations	(7,864)	(7,721)	(28,405)	(34,812)
Loss from discontinued operations	—	—	—	(3,075)
Gain on sale of discontinued operations	—	249	80	9,286
Net loss	$(7,864)	$(7,472)	$(28,325)	$(28,601)
Basic and diluted income (loss) per share:
Continuing operation, basic and diluted	$(0.07)	$(0.07)	$(0.27)	$(0.33)
Discontinued operations, basic	$—	$0.00	$0.00	$0.06
Discontinued operations, diluted	$—	$0.00	$0.00	$0.06
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.27)	$(0.27)
Shares used in computing basic and diluted net loss per share	105,911	105,204	105,751	104,573
Shares used in computing diluted net gain per share from discontinued operations	—	110,476	109,015	109,117
Comprehensive loss:
Net loss	$(7,864)	$(7,472)	$(28,325)	$(28,601)
Foreign currency translation adjustment	—	(1,183)	153	(3,786)
Unrealized losses on short term investments, net	(10)	—	(11)	—
Comprehensive loss	$(7,874)	$(8,655)	$(28,183)	$(32,387)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Unaudited

	Nine months ended
	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net loss	$(28,325)	$(28,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of deferred costs related to warrants	—	4,969
Amortization of deferred costs related to warrants	2,687	5,001
Discontinued operations	—	(8,186)
Depreciation and amortization	904	2,238
Non-cash stock based compensation expense	1,758	1,428
Amortization and impairment of intangible assets	—	22
Stock units surrendered in consideration of taxes payable	(536)	—
Amortization of investment discount	—	(616)
Loss on disposal of property and equipment	31	16
Provision for (recovery of) doubtful accounts	(28)	16
Asset impairment charges	—	41
Changes in operating assets and liabilities:
Accounts receivable	1,221	(541)
Prepaid expenses and other current assets	459	(72)
Other receivables	(4,312)	868
Other assets	268	(186)
Accounts payable	(574)	(40)
Accrued liabilities	(636)	(19,922)
Accrued payroll and related expenses	34	(182)
Deferred revenues	7,388	(204)
Long-term excess facilities liabilities	(926)	(2,568)
Net cash used in operating activities	(20,587)	(46,519)
Cash flows from investing activities:
Purchase of investments	—	(266,384)
Proceeds from maturity of investments	—	267,000
Proceeds from sale of discontinued operations	—	7,075
(Increase) decrease in restricted cash	122	(1,627)
Purchases of property and equipment	(705)	(385)
Proceeds from sale of property and equipment	8	74
Net cash provided by (used in) investing activities	(575)	5,753
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(6)
Short-term borrowing from bank	(608)	—
Proceeds from issuance of common stock	149	2,526
Net cash provided by (used in) financing activities	(459)	2,520
Effect of exchange rate changes on cash	148	(1,144)
Net decrease in cash and cash equivalents	(21,473)	(39,390)
Cash and cash equivalents, beginning of period	215,877	261,689
Cash and cash equivalents, end of period	$194,404	$222,299

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

Our headquarters are located in San Mateo, California. As of February 28, 2005, we have a research and development center in Canada and sales and customer support offices in the U.K.

Agreement for Sale of North America Business

On January 10, 2005, Liberate announced that it had reached agreement to sell substantially all of the assets of its North American business to Double C Technologies, LLC, a joint venture majority owned and controlled by Comcast Corporation with a minority investment by Cox Communications, Inc. Under the terms of the agreement, the joint venture will receive substantially all of the assets, including patents and other intellectual property, and will assume certain limited liabilities related to Liberate’s North American business.  Liberate will receive cash consideration of approximately $82 million. The parties will cross-license technology and intellectual property to one another following the closing for purposes of the continued conduct of their respective businesses.  As part of the transaction, the joint venture has made employment offers to approximately 130 employees, primarily located in London, Ontario, Canada. Liberate will retain its Non-North America business and will continue to service its Non-North America customers. In addition, concurrently with the effectiveness of the acquisition agreement, David Lockwood, the Chairman and CEO of Liberate, entered into a voting agreement with the joint venture, under which he agreed to vote all shares of Liberate stock beneficially owned by him, comprising approximately 12% of the total outstanding shares of Liberate, in favor of the transaction. The acquisition agreement became effective on January 14, 2005, upon the dismissal of Liberate’s bankruptcy appeal. The acquisition agreement is also subject to Liberate stockholder approval and other customary closing conditions. Liberate’s board of directors has called a special meeting of stockholders for April 5, 2005 to consider and vote upon the asset sale. The asset sale is expected to close in the quarter ending May 31, 2005. As of February 28, 2005, Liberate has incurred transaction related expenses of $886,000. Additionally, there is a contingent success fee of approximately $1.4 million payable to Allen & Company (advisors to the transaction) upon consumation of the sale. This fee will be recorded as a liability of the Company once shareholder approval ratifies the sale of the North America business.

Note 2. Significant Accounting Policies

Basis of Presentation

These interim financial statements are unaudited and reflect all adjustments of a normal recurring nature that we believe are necessary to provide a fair statement of the financial position and the results of operations for the interim periods in accordance with the rules of the Securities and Exchange Commission (“SEC”). These statements should be read in conjunction with the audited condensed consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended May 31, 2004. The results of operations for the interim periods reported do not necessarily indicate the results expected for the full fiscal year or for any future period.

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

Foreign Currency Translation and Re-measurement

The functional currency of Liberate’s subsidiaries is the U.S. dollar. Accordingly, the monetary assets and liabilities of these operations are re-measured into U.S. dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities are re-measured at historical rates. Revenues, expenses, gains or losses are re-measured at the average exchange rate for the period, other than depreciation and amortization, which are re-measured at the respective historical rates as their related assets. The resulting re-measurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the condensed consolidated statements of operations.

Translation gains or losses relating to prior periods have been recorded in “Accumulated Other Comprehensive Income (Loss),” a component of Stockholders’ Equity. As of February 28, 2005 and May 31, 2004, the cumulative translation losses in accumulated other comprehensive income was $1.9 million and $2.1 million, respectively.

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

The table below sets forth information relating to each customer that accounted for 10% or more of our total revenues during the periods ended February 28, 2005 and February 29, 2004:

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Customer A	338%	32%	77%	32%
Customer B	262%	29%	46%	23%
Customer C	*	*	31%	*
Customer D	*	18%	29%	36%
Customer E	149%	*	24%	*
Customer F	58%	*	12%	*
Customer G	21%	*	*	*
Customer H	*	64%	*	76%

*  Less than 10%

The above presentation includes the effects of the warrant amortization expense classified as a reduction of revenues. As a result, certain customers generated negative revenues, and the totals of the percentages for certain periods presented exceeds 100%.

As of February 28, 2005 and May 31, 2004, three and four customers, respectively, accounted for 10% or more of our gross accounts receivable balance. Their respective receivable balances as a percentage of our gross accounts receivable balance were as follows:

	February 28, 2005	May 31, 2004
Customer A	21%	18%
Customer D	*	15%
Customer B	22%	11%
Customer H	51%	49%

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

Deferred Costs Related to Warrants

In fiscal 1999, we issued warrants to several of our customers. We valued these warrants based on their estimated fair value using the Black-Scholes pricing model as of the earlier of the date that the warrants were earned or the date that it became likely that they would be earned. Under the requirements of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we continue to revalue warrants if appropriate. We record the value of warrants as deferred costs, a non-current asset on our condensed consolidated balance sheet. We amortize those deferred costs over the estimated economic life of the arrangements under which the warrants are issued. Under EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer,’’ such amortization expense may be classified as an offset to associated revenues up to the amount of cumulative revenues recognized or to be recognized.

We periodically review warrants for impairment whenever events or changes in circumstances indicate that the carrying amount of the warrants may not be recoverable. Significant management judgment is required in assessing the useful life of our warrant assets and the need for a measurement of impairment. In fiscal 2002, we recorded an impairment charge of $44.8 million in connection with a review for impairment of the carrying value of deferred costs. In fiscal 2004, we recorded an impairment charge of $5.0 million as a result of our realignment of strategy to focus on the U.S. cable market and the resulting impairment of warrants issued to non-U.S. customers. These impairment charges reduced the carrying value of deferred costs to a level equal to the expected future revenues from the holders of those warrants during the amortization period of those warrants. For the three and nine months ended February 28, 2005, we amortized $896,000 and $2.7 million, respectively, as a reduction of associated revenues up to the amount of cumulative revenues recognized or to be recognized.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” amended SFAS 123, “Accounting for Stock-Based Compensation,” which provided alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. We have elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), to account for employee stock options. Under APB 25, no compensation expense is recognized upon the grant of an employee stock option unless the exercise price of the option is less than market price of the underlying stock at the date of grant.

Under the provisions of APB 25, we record deferred stock-based compensation in connection with stock units based on the intrinsic value of the underlying shares at the date of grant. This value is then amortized over the vesting period of the stock unit as a compensation expense by functional classification of the award recipient. See Note 6.

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

The following table illustrates the effect on reported net loss and loss per share had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net loss, as reported	$(7,864)	$(7,472)	$(28,325)	$(28,601)
Adjustments:
Stock-based employee compensation expense included in reported loss, net of related tax effects	—	—	—	10
Stock unit compensation expense included in reported net loss, net of related tax effects	547	1,296	1,758	1,310
Total stock-based employee compensation expense determined under fair value method for all awards granted since July 1, 1995, net of related tax effects	(1,291)	(2,664)	(3,953)	(3,588)
Pro forma net loss	$(8,608)	$(8,840)	$(30,520)	$(30,869)

Basic and diluted net loss per share, as reported	$(0.07)	$(0.07)	$(0.27)	$(0.27)
Basic and diluted net loss per share, pro forma	$(0.08)	$(0.08)	$(0.29)	$(0.30)

The following table shows the expense related to stock units, by functional classification (in thousands):

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Cost of revenues	$25	$155	$113	$155
Research and development	360	979	1,110	979
Sales and marketing	53	80	202	94
General and administrative	109	82	333	82
Total	$547	$1,296	$1,758	$1,310

For the three and nine months ended February 28, 2005, we granted 35,000 and 160,768 stock units to employees and non-employee directors, respectively, and we issued no stock options. For the three and nine months ended February 29, 2004 we granted 2,289,500 and 2,513,028 stock units to employees and non-employee directors, and we issued 14,000 stock options.  For purposes of SFAS 123 the fair value of the stock based compensation issued under the 1999 Equity Incentive Plan for the quarter ended February 28, 2005 was estimated at the date of grant utilizing a Black-Scholes valuation model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Risk-free interest rate	3.39%	2.43%	2.94%	2.41%
Dividend yield	0%	0%	0%	0%
Volatility of common stock	70%	47%	68%	47%
Average expected life (in years)	3.00	3.00	2.63	2.98
Weighted average fair value	$2.45	$3.72	$2.44	$3.70

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

Deferred revenue is primarily comprised of collections from and billings to customers for software arrangements, including subscription arrangements, which does not qualify for revenue recognition under our revenue recognition policy.

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

Restructuring Costs

For restructuring activities initiated after December 31, 2002, we report for such activities in accordance with SFAS No.146, “Accounting for Exit or Disposal Activities,” which addresses accounting for and reporting costs associated with exit or disposal activities and nullifies EITF No. 94-03. For restructuring activities initiated prior to December 31, 2002, we continue to record restructuring costs in accordance with EITF No. 94-03, “Liability Recognition of Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring,” and SAB No. 100, “Restructuring and Impairment Charges.” Severance costs include severance pay and employee benefit obligations to terminated employees. Our executive management approves the scope of any reductions in force. Other costs related to restructuring include the write-down of intangible assets and amounts expected to be paid in connection with terminated contracts.

Computation of Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of fully diluted shares is required when reporting net income per share and includes the weighted average number of shares of common stock, stock options, stock units and warrants outstanding. As we have recorded a net loss for all periods presented, the net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of including all outstanding stock options, stock units and warrants in the earnings per share calculation would be anti-dilutive. Accordingly, we excluded from the calculation of net loss per share total potential dilutive common shares of 11,357,274 and 13,410,414, related to stock options, stock units and warrants, for the periods ended February 28, 2005 and February 29, 2004, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123 (R)  addresses the accounting for share-based payment transactions with employees and requires companies to expense the value of employee stock options and similar awards. SFAS 123(R) requires stock based compensation of the share-based payment to be measured at fair value on the date that the company grants the awards to employees. The expense should be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting.  Although we do not expect to grant any future options, the company is currently assessing the impact SFAS 123(R) will have on our financial statements.

Note 3. Discontinued Operations

In August 2002, we acquired the outstanding capital stock of Sigma Systems Group (Canada) (“Sigma Systems”). In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” we determined that Sigma Systems had two reporting units, OSS and Bill-Care. Subsequently, in May 2003, we sold Bill-Care to a company owned by certain former shareholders of Sigma Systems, for the consideration of $1.0 million in cash, resulting in a loss of $177,000, which was recorded in the fourth quarter of fiscal 2003. In November 2003, we completed the sale of the OSS division and its assets to Sigma Software Solutions Inc. and affiliated entities. The price included $3.6 million in cash and the assumption of $7.4 million of lease obligations and other liabilities. In connection with the sale of the OSS division, we received a total of $7.1 million in cash, which consisted of the cash proceeds of $3.6 million and the return of escrow funds of $3.5 million, and we recorded a gain on the sale of discontinued operations of $9.3 million in the nine months ended February 29, 2004.

Computation of the gain on sale of the OSS division is as follows (in thousands):

Nine months ended February 29, 2004
Proceeds	$7,075
Expenses of sale	(715)
Net liabilities sold	2,926
Gain on sale of discontinued operations	$9,286

Pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” amounts in the financial statements and related notes have been reclassified to reflect the discounted operations of both Bill-Care and OSS. Operating results for the discontinued operations are reported, net of tax, under “Loss from discontinued operations” on the condensed consolidated statement of operations. There was no impact of discontinued operations on the balance sheets as of February 28, 2005 and May 31, 2004. For the three month period ended February 28, 2005, there was no gain or loss recorded related to discontinued operations. For the nine month period ended February 28, 2005, there was a gain recorded of $80,000 due to an unanticipated cash receipt related to the discontinued operations.

The following table reflects the impact of discontinued operations on certain statement of operations data for the nine months ended February 29, 2004 (in thousands except per share information).

Nine months ended February 29, 2004
Total revenues	$2,552
Cost of revenues	1,275
Gross margin	1,277
Operating expenses	4,357
Amortization of purchased intangibles	287
Amortization of deferred stock compensation	46
Restructuring costs	23
Operating loss from discontinued operations	(3,436)
Interest and other income (expense)	361
Loss from discontinued operations	$(3,075)
Basic and diluted loss per share from discontinued operations	$(0.03)
Shares used in computing basic and diluted loss per share from discontinued operations	104,248

Note 4. Excess Facilities Charges and Related Asset Impairment

Our excess facilities charges consist primarily of costs associated with permanently vacating certain facilities and the related asset impairments. In determining the charges for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and other expenses. The most significant of these estimates relates to the timing and extent of future sublease income which reduces our reported lease obligations.  We based our estimates of sublease income on current market conditions and rental rates provided by an independent real estate consultant, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the facility, among other factors.  Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We review the status of activities on a quarterly basis and, if appropriate, record changes to our excess facilities obligations in current operations based on management’s most current estimates.

The liability for excess facilities as of May 31, 2004 did not include charges for additional space vacated in Q4 FY04 or potential savings related to the anticipated rejection of this lease under the U.S. Bankruptcy Code due to the uncertainty of the outcome of the bankruptcy proceeding. On September 8, 2004, the Bankruptcy Court issued a ruling dismissing our bankruptcy case. Pursuant to the dismissal of the bankruptcy case, which removed the uncertainty that existed at May 31, 2004, we recorded $4.4 million of excess facilities charges in Q1 FY05 based on revised estimates related to future sublease income and the additional space vacated in Q4 FY04. The $4.4 million excess facility charge consists of a $5.1 million charge related to additional space vacated in Q4 FY04, which was accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” partially offset by an increase in estimates of sublease income of $640,000. In Q2 FY05 we recorded $1.2 million of excess facilities charges primarily related to lease payments made during the quarter, after the dismissal of the bankruptcy case, and an amendment of sublease income estimates.  In Q3 FY05 we recorded $486,000 of excess facilities charges primarily relating to the revision of the estimated future cash flows discounted at the original effective interest rate and from estimates for sublease income not realized during the current quarter. As of February 28, 2005 the total liability for excess facilities included in the condensed consolidated balance sheet was $26.3 million, which consisted of a long-term liability of $18.2 million and a short term liability of $8.1 million. There was no charge for excess facilities and related asset impairment for Q3 FY04. We recorded $593,000 in excess facilities charges and related asset impairment expense for the nine months ended February 29, 2004.

Note 5. Commitments and Contingencies

Operating Leases

We currently have various operating leases for our facilities, including our former offices in San Carlos, and certain office equipment that expire at various dates through fiscal 2009 and thereafter. Future minimum lease payments under these operating leases, including our former facilities in San Carlos, as of February 28, 2005 are as follows (in thousands):

Years ending May 31,
2005	$4,896
2006	10,189
2007	10,030
2008	9,084
2009 and thereafter	10,138
$44,337

Letters of Credit

We maintain various irrevocable letters of credit and bank guarantees as security deposits for our current headquarters in San Mateo, California, our former headquarters in San Carlos, California and our former U.K. offices. As of February 28, 2005, the aggregate outstanding balance of all letters of credit and bank guarantees was $10.1 million, of which $8.8 million was related to the letter of credit for our former headquarters in San Carlos, California. We vacated the San Carlos facility in March 2004 and ceased rent payment effective April 1, 2004. The landlord has since drawn against the letter of credit for the unpaid rent, net of sublease income from the facility, in the amount of $5.1 million, through February 28, 2005. The landlord may draw up to the entire amount of the letter of credit in the event that Liberate does not make the payments required under the lease.

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

As part of our standard compensation package, certain employees and managers are eligible to participate in a variety of discretionary and non-discretionary bonus plans or commission plans. We accrue bonus and commission expenses over the fiscal year, based on estimates of the probability of payments against those plans.

Indemnification Obligations

FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The adoption of this standard did not have a material impact on our consolidated results of operations or financial position.

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

Legal Matters

Restatement Class-Action Litigation.  On October 20, 2004, a Stipulation and Agreement of Settlement (the “Settlement”) was filed with the United States District Court for the Northern District of California (the “Court”) in connection with the matter “In re Liberate Technologies Securities Litigation” (the “Class Action”).  The Class Action is based on the restatement of our financial statements for certain periods of fiscal 2002 and the revision of our preliminary financial results announced for the first quarter of fiscal 2003 (the “Restatement”).  The parties to the Settlement are: (i) the lead plaintiff in the Class Action, on behalf of himself and each of the class members; and (ii) defendants Liberate Technologies, Mitchell E. Kertzman, Nancy J. Hilker and Coleman Sisson.  Under the terms of the Settlement, Liberate agreed to pay or cause to be paid $13.8 million in settlement of the claims specified in the Class Action, and the lead plaintiff and each class member agreed to release Liberate and the other defendants from those claims. The Settlement shall in no way be construed or deemed to be evidence of or an admission or concession on the part of Liberate or the other specified defendants with respect to any claim or any fault or liability or wrongdoing or damage whatsoever, or any infirmity in the defenses that the defendants have asserted.

Following a settlement hearing on February 15, 2005, the Court granted final approval of the Settlement and, pursuant to the Settlement, entered judgment dismissing the Class Action with prejudice.

During Q3 FY05, Liberate paid out the settlement amount of $13.8 million and recovered $5.0 million from its insurance carrier. The company expects to recover another $4.4 million as a rebate of part of the premiums paid for the loss mitigation policy that the company obtained for the Class Action and Derivative Action, which is included in other receivables at February 28, 2005.

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

Dismissal of Bankruptcy Case.  On April 30, 2004, Liberate filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The landlord of Liberate’s former headquarters in San Carlos, California filed a motion to dismiss the case, and on September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case. The bankruptcy court ruled that Liberate had cash well in excess of its liabilities and did not need bankruptcy protection to avoid wasteful liquidation of its assets. Liberate appealed this ruling in the United States District Court for the Northern District of California, but later stipulated to a voluntary dismissal of the appeal. The Court granted the stipulation of dismissal and dismissed the appeal with prejudice on January 14, 2005. Accordingly, Liberate will not be able to realize savings or the other benefits of a Chapter 11 proceeding.

Lease-Related Litigation.  On September 29, 2004, Circle Star Center Associates, L.P., the landlord of Liberate’s former offices in San Carlos, California, filed a complaint in the California Superior Court for the County of San Mateo alleging that Liberate had breached the office lease by, among other things, failing to pay rent for certain months of 2004 and applicable late fees, failing to replenish the letter of credit and failing to reimburse the landlord for its attorneys’ fees in connection with Liberate’s bankruptcy proceeding.  The complaint also includes allegations of conversion and defamation.  The complaint seeks damages of approximately $3.9 million for the alleged breach and conversion and unspecified damages for the alleged defamation. In November 2004, Liberate filed motions challenging the legal basis for the landlord’s cause of action for defamation and claim for attorneys’ fees in connection with Liberate’s bankruptcy. On March 24, 2005, the Superior Court granted Liberate’s motions and dismissed the landlord’s claims for defamation and attorneys’ fees. A trial date in this action is currently scheduled for September 26, 2005.

In addition, on December 16, 2004, the landlord filed a further complaint for breach of lease against Liberate. The complaint seeks damages in the amount of not less than approximately $1.2 million, plus prejudgment interest, costs of suit and attorneys’ fees, alleging that Liberate breached the lease by failing to pay rent in November and December 2004. On February 22, 2005, the landlord filed a motion for summary judgment on the breach of contract claim. A hearing on the summary judgment motion is currently scheduled for May 13, 2005.

While Liberate intends to defend these lawsuits vigorously, because litigation is by its nature uncertain, we are unable to predict the outcome or estimate the potential liability, if any, of this litigation.

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

While we deny allegations of wrongdoing, we have agreed to enter into a global issuer settlement of plaintiffs’ claims.  In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Liberate, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including Liberate).  In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters The settlement is subject to a number of conditions, including court approval.

We cannot predict the timing or ultimate outcome of this proposed settlement or estimate the amounts of, or potential range of loss with respect to, this litigation if a settlement is not approved.

OpenTV Patent Litigation. On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for the Northern District of California, alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV’s allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV’s patents invalidated, requesting a finding that our technology does not infringe OpenTV’s patents, and seeking monetary damages and injunctive relief against OpenTV. The court has issued a claim construction ruling, but a trial date is not currently set. Pursuant to the asset purchase agreement with Double C Technologies LLC, it will assume the defense and liabilities associated with this lawsuit upon the closing of such transaction.  However, if the closing of such sale transaction does not occur, we will continue to be responsible for such lawsuit. While we would continue to vigorously defend this lawsuit and are confident in our technology and intellectual property, because litigation is by its nature uncertain, we are unable to predict the outcome of this litigation and whether we may face any material exposure for damages or the need to alter our software arising from this case.

Insurance Coverage Litigation. On December 29, 2004, Federal Insurance Company, one of Liberate’s excess insurance carriers, filed a complaint for declaratory judgment, alleging that Liberate and other defendants are not entitled to coverage for defense costs and losses incurred in connection with the Class Action, Derivative Action, SEC investigation or other matters.  The complaint, filed in the U.S. District Court for the Northern District of California, named as defendants Liberate and certain former officers and current and former directors. On March 18, 2005, Federal Insurance Company voluntarily dismissed its complaint without prejudice.

On March 1, 2005, Liberate filed a complaint against the London Underwriters, New Hampshire Insurance Company Per: AIG Europe (UK) Limited and Federal Insurance Company (together, the “Carriers”) for breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief.  The complaint, filed in the California Superior Court for the County of San Mateo, alleges that the Carriers failed to perform any of their obligations under their respective policies and applicable law on behalf of Liberate or its directors and officers in connection with the Class Action, the Derivative Action and the SEC Investigation.  Liberate seeks monetary damages, exemplary or punitive damages, attorneys’ fees and declaratory relief.  We expect that the Carriers may assert defenses and claims contending that Liberate and other defendants are not entitled to coverage under the Carriers’ respective policies.

Liberate intends to prosecute its rights under its insurance policies vigorously.  However, litigation is by its nature uncertain and there can be no assurance that Liberate will be successful in securing coverage under the policies.

Stock Option Litigation.  On March 3, 2005, Mitchell Kertzman, Liberate’s former Chairman of the Board and Chief Executive Officer, filed a complaint in the California Superior Court for the County of San Mateo alleging that Liberate breached its Stock Option Agreement with Mr. Kertzman by, among other things, failing to allow him to exercise his stock options after the termination of his employment with Liberate. Liberate believes that it has complied at all times with the terms of the Stock Option Agreement. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing and interference with contract and prospective economic advantage.  The complaint seeks monetary damages of at least $3.0 million, interest and punitive damages in an unspecified amount.  Mr. Kertzman has applied for a writ of attachment. On March 25, 2005, Liberate filed an opposition to Mr. Kertzman’s application for a writ of attachment and a hearing on the application is scheduled for April 6, 2005.

While Liberate intends to defend these lawsuits vigorously because legal actions are inherently uncertain, we cannot predict or determine the outcome or resolution of these actions or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our business, financial position, results of operations and cash flows. The cost of participating and defending against these actions is substantial and will require the continued diversion of management’s attention and corporate resources.

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

Legal Contingencies

Of the $15.7 million of accrued liabilities on our condensed consolidated balance sheet approximately $2.3 million has been accrued for resolution of shareholder litigation. We have not accrued any amounts in connection with the Lease-Related Litigation, the OpenTV Litigation, the Stock Option Litigation or the Underwriting Litigation (in the event that the proposed settlement is not approved). Management believes we have meritorious defenses to these claims and intends to defend these actions vigorously. However, we are unable to predict the outcome or resolution of these actions or estimate the amounts of, or potential range of, loss with respect to these actions.

Note 6. Offerings of Common Stock

Common Stock

In Q3 FY05 we issued 114,732 shares of common stock upon the exercise of stock options, and 316,531 stock units became vested (of which 105,877 vested units were withheld to satisfy employee withholding taxes, resulting in a net issuance of 210,654 shares to employees and non-employee directors). In the nine months ended February 28, 2005, we issued 122,064 shares of common stock to employees upon the exercise of stock options and 654,410 stock units became vested (of which 213,935 vested units were withheld to satisfy employee withholding taxes, resulting in a net issuance of 440,475 shares to employees and non-employee directors).

In Q3 FY04 we issued 301,304 shares of common stock upon the exercise of stock options, and 270,245 stock units became vested (of which 73,168 vested units were withheld to satisfy employee withholding taxes, resulting in a net issuance of 197,077 shares to employees and non-employee directors). In the nine months ended February 29, 2004, we issued 1,061,474 shares of common stock to employees upon the exercise of stock options, 103,000 shares of common stock to an executive officer and 274,411 stock units became vested (of which 73,168 vested units were withheld to satisfy employee withholding taxes, resulting in a net issuance of 201,243 shares to employees and non-employee directors).

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

As of February 28, 2005, network operators had earned warrants to purchase 2,396,660 shares. Of this amount, warrants to purchase 552,774 shares had previously been exercised, warrants to purchase 163,890 shares were retired in connection with those exercises and warrants to purchase 879,998 shares expired unexercised. As of February 28, 2005, there were earned and outstanding warrants to purchase 799,998 shares with exercise prices of $4.80 and $6.90 per share and a weighted average exercise price of $6.64 per share. All outstanding warrants will expire by May 31, 2005.

We record amortization expense for deferred costs related to warrants in accordance with EITF No. 01-09. Under EITF No. 01-09, warrant amortization expense may be classified as a reduction to associated revenues up to the amount of cumulative revenues recognized or to be recognized. Such amortization expense was classified as follows (in thousands):

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Warrant amortization reduction to license and royalty revenues	$896	$896	$2,687	$3,170
Warrant amortization charged to operating expenses	—	—	—	1,831
	$896	$896	$2,687	$5,001

Stock-based Compensation – Stock Units

During fiscal 2004, we implemented a program to grant restricted stock units (“RSUs”) to certain employees and non-employee directors as part of our overall stock-based compensation. Each RSU entitles the holder to receive one share of Liberate common stock on the vesting date of the RSU. The RSUs granted to employees generally vest over a period of four years while those granted to non-employee directors generally vest over 12 months. Stock-based compensation representing the intrinsic value (fair market value) of the underlying shares at the date of grant of the RSUs is recognized evenly over the vesting period. On the vesting dates, the RSUs are settled by the delivery of shares of common stock to the participants. During the three months ended February 28, 2005, we granted 35,000 RSUs to employees. During the quarter 52,128 RSUs were cancelled due to employee terminations. As of February 28, 2005 there was a balance of $6.8 million in deferred stock-based compensation related to RSUs in stockholder’s equity and there were 1,753,142 RSUs outstanding and unvested. See Note 2 for the total expenses by functional classification incurred for the three and nine months ended February 28, 2005 pertaining to the amortization of RSUs.

Note 7. Restructuring Costs

Restructuring costs include severance pay and employee benefit obligations in connection with terminated employees as well as other costs such as the write-down of intangible assets, disposal of fixed assets and amounts paid in connection with terminated contracts.

For the three and nine months ended February 28, 2005, there was no restructuring activity. For the three and nine months ended February 29, 2004, we recorded $86,000 and $1.4 million, respectively, of restructuring costs related to severance payments for the termination of employees.

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

	Three months ended				Six months ended
	February 28, 2005		February 29, 2004		February 28, 2005		February 29, 2004
United States	$(451	)(1)	$(231	)(1)	$(234	)(1)	$(533	)(1)
Canada	—		—		—		(337	)(1)
United Kingdom	185		1,429		1,026		3,975
Rest of EMEA	316		489		874		1,160
Asia Pacific	70		15		234		170
Total revenues	$120		$1,702		$1,900		$4,435

(1)   For all periods shown, warrant-related reductions of revenue are included in certain regions. The reductions exceeded the revenues, which resulted in negative revenues for those regions. The warrant-related reductions for the United States were $896,000 and $2.7 million, respectively for the three and nine months ended February 28, 2005. For the three and nine months ended February 29, 2004, the warrant-related reductions for the United States were $896,000 and $2.7 million. For the nine months ended February 29, 2004 the warrant-related reductions for Canada were $462,000.

International revenues consist of sales to customers outside of the United States and domestic revenues consist of sales to customers within the United States. International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
International revenues	475%	114%	112%	112%
Domestic revenues (1)	(375)%	(14)%	(12)%	(12)%
Total revenues	100%	100%	100%	100%

(1)   For all periods shown, warrant-related reductions of revenue are included. For each of the three months ended February 28, 2005 and February 29, 2004 the warrant-related reduction to domestic revenues was $896,000, which exceeded the revenues.  For each of the nine months ended February 28, 2005 and February 29, 2004 the warrant-related reduction to domestic revenues was $2.7 million, which exceeded the revenues.

Note 9. Subsequent Events

Insurance Coverage Litigation.

On December 29, 2004, Federal Insurance Company, one of Liberate’s excess insurance carriers, filed a complaint for declaratory judgment, alleging that Liberate and other defendants are not entitled to coverage for defense costs and losses incurred in connection with the Class Action, Derivative Action, SEC investigation or other matters.  The complaint, filed in the U.S. District Court for the Northern District of California, named as defendants Liberate and certain former officers and current and former directors. On March 18, 2005, Federal Insurance Company voluntarily dismissed its complaint without prejudice.

On March 1, 2005, Liberate filed a complaint against the London Underwriters, New Hampshire Insurance Company Per: AIG Europe (UK) Limited and Federal Insurance Company (together, the “Carriers”) for breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief.  The complaint, filed in the California Superior Court for the County of

San Mateo, alleges that the Carriers failed to perform any of their obligations under their respective policies and applicable law on behalf of Liberate or its directors and officers in connection with the Class Action, the Derivative Action and the SEC Investigation.  Liberate seeks monetary damages, exemplary or punitive damages, attorneys’ fees and declaratory relief.  We expect that the Carriers may assert defenses and claims contending that Liberate and other defendants are not entitled to coverage under the Carriers’ respective policies.

Liberate intends to prosecute its rights under its insurance policies vigorously.  However, litigation is by its nature uncertain and there can be no assurance that Liberate will be successful in securing coverage under the policies.

Stock Option Litigation.

On March 3, 2005, Mitchell Kertzman, Liberate’s former Chairman of the Board and Chief Executive Officer, filed a complaint in the California Superior Court for the County of San Mateo alleging that Liberate breached its Stock Option Agreement with Mr. Kertzman by, among other things, failing to allow him to exercise his stock options after the termination of his employment with Liberate. Liberate believes that it has complied at all times with the terms of the Stock Option Agreement. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing and interference with contract and prospective economic advantage.  The complaint seeks monetary damages of at least $3.0 million, interest and punitive damages in an unspecified amount.  Mr. Kertzman has applied for a writ of attachment. On March 25, 2005, Liberate filed an opposition to Mr. Kertzman’s application for a writ of attachment and a hearing on the application is scheduled for April 6, 2005.

Declaration of Special Dividend.

On March 25, 2005, the board of directors of Liberate declared a one-time special dividend of $2.10 per common share. The special dividend is payable to the holders of record on April 4, 2005 upon the closing of the sale of Liberate’s North America business to Double C Technologies, LLC pursuant to the Asset Purchase Agreement with Double C dated January 14, 2005. The Double C transaction is currently anticipated to close the week of April 4, 2005.  After payment of the special dividend, Liberate expects to have approximately $60 million in cash and cash equivalents on hand, including approximately $10.7 million of restricted cash.  Liberate intends to make equitable adjustments to outstanding equity based incentive awards or otherwise make modifications to benefit plans in order to account for the special dividend.  Liberate disclosed this event in a current report on Form 8-K filed with the SEC on March 25, 2005.

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

The following discussion of the financial condition and results of operations of Liberate should be read in conjunction with the discussion contained in Liberate’s annual report on Form 10-K for the fiscal year ended May 31, 2004.  The discussion in this report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements in this report, other than statements that are purely historical, are forward-looking statements.  Words such as “anticipates,” “expects,” “believes,” intends,” “plans,” “estimates” and similar expressions also identify forward-looking statements.  These forward-looking statements are not guarantees of future performance, and are subject to risks and uncertainties that could cause our actual results to differ materially from the results contemplated in the forward-looking statements.  Forward-looking statements in this report include, without limitation, those relating to future revenues, costs, expenses and other financial results, as well as future customer agreements or deployments, disposition of assets, management strategies or the outcome of legal proceedings.

Risks and uncertainties that could cause actual results to differ materially include risks associated with the sale of our North America business, the emerging nature of our market, unknown revenue potential, a limited number of potential customers and the risks associated with legal proceedings, in addition to other risks identified below in “Risk Factors.”  Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially.  Most of these factors are difficult to predict accurately and are generally beyond our control.We assume no obligation to update any forward-looking statements, and we encourage you not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  You are also encouraged to consider forward-looking statements in light of our condensed consolidated financial statements, related notes, and the cautionary statements and risk factors listed from time to time in our reports on Form 10-K, Form 10-Q and Form 8-K filed with the Securities and Exchange Commission (“SEC”).

Agreement for Sale of North America Business

On January 10, 2005, Liberate announced that it had reached agreement to sell substantially all of the assets of its North American business to Double C Technologies, LLC, a joint venture majority owned and controlled by Comcast Corporation with a minority investment by Cox Communications, Inc. Under the terms of the agreement, the joint venture will receive substantially all of the assets, including patents and other intellectual property, and will assume certain limited liabilities related to Liberate’s North American business.  Liberate will receive cash consideration of approximately $82 million. The parties will cross-license technology and intellectual property to one another following the closing for purposes of the continued conduct of their respective businesses.  As part of the transaction, the joint venture has made employment offers to approximately 130 employees, primarily located in London, Ontario, Canada. Liberate will retain its Non-North America business and will continue to service its Non-North America customers. In addition, concurrently with the effectiveness of the acquisition agreement, David Lockwood, the Chairman and CEO of Liberate, entered into a voting agreement with the joint venture, under which he agreed to vote all shares of Liberate stock beneficially owned by him, comprising approximately 12% of the total outstanding shares of Liberate, in favor of the transaction. The acquisition agreement became effective on January 14, 2005, upon the dismissal of Liberate’s bankruptcy appeal. The acquisition agreement is also subject to Liberate stockholder approval and other customary closing conditions.  Liberate’s board of directors has called a special meeting of stockholders for April 5, 2005 to consider and vote upon the asset sale.  The asset sale is expected to close in the quarter ending May 31, 2005. As of February 28, 2005, Liberate has incurred transaction related expenses of $886,000. Additionally, there is a contingent success fee of approximately $1.4 million payable to Allen & Company (advisors to the transaction) upon consumation of the sale. This fee will be recorded as a liability of the Company once shareholder approval ratifies the sale of the North America business.

Subscription-based License Agreements

Beginning in fiscal 2004, we entered into agreements with several cable operators. These agreements provide for monthly subscription fees based on deployments of our software with cable customers. In some cases, we receive up-front fees at the inception of the license agreement. In addition, the agreements completed to date have provided for minimum periodic license fees for minimum subscriber levels. Pursuant to these agreements, we have invoiced our customers and amounts due have been paid and are non-refundable.

To date, we have not recognized revenues under the agreements and all invoiced amounts of $9.2 million are included in deferred revenue on our balance sheet. We have concluded, based on current contract provisions, that because the agreements provide for future delivery of products and specified annual updates of the product during the term of the agreements we are unable to recognize revenue under our revenue recognition policy. While future annual product updates are contemplated and identified at the inception of the agreement, the details of the product releases will be discussed and agreed between us and the customers at future dates. During the quarter ended February 28, 2005, we collected $2.5 million non-refundable up-front fees and non-refundable monthly subscription fees from customers under these subscription license arrangements.

Dismissal of Bankruptcy Case

On April 30, 2004, Liberate filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The landlord of Liberate’s former headquarters in San Carlos, California filed a motion to dismiss the case, and on September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case. The bankruptcy court ruled that Liberate had cash well in excess of its liabilities and did not need bankruptcy protection to avoid wasteful liquidation of its assets. Liberate appealed this ruling in the United States District Court for the Northern District of California, but later stipulated to a voluntary dismissal of the appeal. The Court granted the stipulation of dismissal and dismissed the appeal with prejudice on January 14, 2005. Accordingly, Liberate will not be able to realize the savings or other benefits of a Chapter 11 proceeding.

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

Following a settlement hearing on February 15, 2005, the Court granted final approval of the Settlement and, pursuant to the Settlement, entered judgment dismissing the Class Action with prejudice.

During Q3 FY05, Liberate paid out the settlement amount of $13.8 million and recovered $5.0 million from one of its insurance carrier. The company expects to recover another $4.4 million as a rebate of part of the premiums paid for the loss mitigation policy that the company obtained for the Class Action and the Derivative Action which is included in other receivables at February 28, 2005.

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

For the periods shown, our revenues were primarily derived from royalties and support, offset by warrant-related revenue reductions. We do not expect that our total revenues will equal or exceed prior levels unless we receive significant new revenue commitments from existing or new customers.

Total revenues for the periods reported were as follows (in thousands):

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Total revenues	$120	$1,702	$1,900	$4,435
Decrease, year over year	$(1,582)		$(2,535)
Percentage decrease, year over year	(93)%		(57)%

International and domestic revenues as a percentage of our total revenues were as follows:

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
International revenues	475%	114%	112%	112%
Domestic revenues (1)	(375)%	(14)%	(12)%	(12)%
Total revenues	100%	100%	100%	100%

(1)   For all periods shown, warrant-related reductions of revenue are included. For each of the three months ended February 28, 2005 and February 29, 2004 the warrant-related reduction to domestic revenues was $896,000, which exceeded the revenues.  For each of the nine months ended February 28, 2005 and February 29, 2004 the warrant-related reduction to domestic revenues was $2.7 million, which exceeded the revenues.

For the three months ended February 28, 2005 there was a shift in revenues from domestic to international. This was due to the warrant-related reductions to the domestic revenues and the recognition of deferred revenue based on final cash collection for a major international contract that was completed in Q1 FY05. We anticipate international revenues will continue to represent a significant portion of total revenues.

License and Royalty Revenues. License and royalty revenues were as follows (in thousands):

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
License and royalty revenues	$(612)	$(54)	$(883)	$(1,675)
Percentage of total revenues	(510)%	(3)%	(46)%	(38)%
(Decrease) increase, year over year	$(558)		$792
Percentage (decrease) increase, year over year	(1,033)%		47%

License and royalty revenues decreased significantly from the three months ended February 29, 2004 to the three months ended February 28, 2005 primarily due to lower subscriptions from our existing customers. In addition, two customers transitioned from the up-front license revenue model to the monthly subscription revenues model (for which we have not taken any subscription revenues). These amounts are currently included in the deferred revenues on our condensed consolidated balance sheet. License and royalty revenues increased from the nine months ended February 29, 2004 to the nine months ended February 28, 2005. This difference was primarily due to a revenue reserve of $1.2 million established in Q2 FY04 for a potential overpayment of royalties by a customer. Excluding the effects of this reserve, revenues declined by $877,000 in the nine months ended February 28, 2005. The decrease in revenues was primarily due to two customers that transitioned from the up-front license revenue model to the monthly subscription revenues model. In addition, the warrant-related reduction of revenue was higher in the nine months ended February 29, 2004 by $483,000. We expect license and royalty revenues will be less than recent historical levels unless we receive significant new revenue commitments from existing or new customers.

Service Revenues. Service revenues were as follows (in thousands):

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Service revenues	$732	$1,756	$2,783	$6,110
Percentage of total revenues	610%	103%	146%	138%
Decrease, year over year	$(1,024)		$(3,327)
Percentage decrease, year over year	(58)%		(54)%

Service revenues decreased significantly due to a decline in support revenue, which decreased by $1.0 million from the three months ended February 29, 2004 to the three months ended February 28, 2005 and decreased by $3.3 million from the nine months ended February 29, 2004 to the nine months ended February 28, 2005. Support revenues decreased because two large customers transitioned to the new license agreements, which do not include separate support obligations. The decrease in support revenues from the nine months ended February 29, 2004 to the nine months ended February 28, 2005, of $3.3 million was partially offset by an increase in revenues from other services, which consist of training and consulting, of $412,000  This increase was primarily due to the completion of a services contract during Q2 FY05 and recognition of the revenue thereunder. We expect that service revenues will be less than historical levels unless we are able to obtain significant new customer commitments.

Cost of Revenues

Total cost of revenues was as follows (in thousands):

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Total cost of revenues	$459	$1,755	$2,765	$4,925
Percentage of total revenues	383%	103%	146%	111%
Decrease, year over year	$(1,296)		$(2,160)
Percentage decrease, year over year	(74)%		(44)%

Cost of License and Royalty Revenues. Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. Cost of license and royalty revenues was as follows (in thousands):

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Cost of license and royalty revenues	$15	$206	$49	$565
Percentage of license and royalty revenues	(2)%	(381)%	(6)%	(34)%
Decrease, year over year	$(191)		$(516)
Percentage decrease, year over year	(93)%		(91)%

Cost of license and royalty revenues decreased from Q3 FY04 to Q3 FY05 and from the nine months ended February 29, 2004 to the nine months ended February 28, 2005 primarily due to significantly lower support, royalty and license fees paid for third-party technology. We anticipate that cost of license and royalty revenues will fluctuate in future periods to the extent that customers deploy our software and as we integrate third-party technologies in our products.

Cost of Service Revenues. Cost of service revenues consists primarily of salaries of our professional services employees and other related costs for employees and external contractors. Cost of service revenues was as follows (in thousands):

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Cost of service revenues	$444	$1,549	$2,716	$4,360
Percentage of service revenues	61%	88%	98%	71%
Decrease, year over year	$(1,105)		$(1,644)
Percentage decrease, year over year	(71)%		(38)%

Cost of service revenues decreased from Q3 FY04 to Q3 FY05 and from the nine months ended February 29, 2004 to the nine months ended February 28, 2005. The decrease from Q3 FY04 to Q3 FY05 was primarily due to decreases in employee-related costs of $434,000, facilities and other shared expenses of $545,000 and depreciation expense and external contractor costs of $121,000.  The decrease from the nine months ended February 29, 2004 to February 28, 2005 was due to decreases in employee-related costs of $864,000, depreciation of $226,000, external contractors of $291,000 and facilities and other shared expenses of $251,000. Our headcount decreased and personnel were transferred from the cost of revenues to the research and development department during Q2 FY05. In the near term, due to the sale of the North America business we expect cost of service revenues to decrease.

Operating Expenses

Research and Development. Research and development expenses consist primarily of salary, employee-related expenses, and costs for external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses were as follows (in thousands):

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Research and development	$4,508	$5,022	$12,107	$12,336
Percentage of total revenues	3,758%	295%	637%	278%
Decrease, year over year	$(514)		$(229)
Percentage decrease, year over year	(10)%		(2)%

Research and development expenses decreased from Q3 FY04 to Q3 FY05 and from the nine months ended February 29, 2004 to the nine months ended February 28, 2005. The decrease from Q3 FY04 to Q3 FY05 was primarily due to decreases in employee-related expenses of $313,000, depreciation of $92,000 and facilities and other shared expenses of $246,000, offset by increases of $138,000 in computer supplies, external contractors and professional fees. Employee related expenses increased by $1.0 million from the nine months ended February 29, 2004 to the nine months ended February 28, 2005 increased by $1.0 million. This increase was due to an increase in headcount in Canada, where the majority of our research and development occurs, and a transfer of personnel to research and development from the cost of revenues department during Q2 FY05. Other expenses that increased from the nine months ended February 29, 2004 to the nine months ended February 28, 2005, included computer supplies of $131,000 and professional fees of $47,000. These increases were offset by decreases in depreciation of $421,000, external contractors of $97,000 and facilities and other shared expenses of $891,000. In the near term, due to the sale of the North America business we expect research and development expenses to decrease.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other employee-related expenses for sales and marketing personnel, sales commissions, travel, marketing communications and regional sales offices. Sales and marketing expenses were as follows (in thousands):

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Sales and marketing	$388	$703	$1,692	$3,136
Percentage of total revenues	323%	41%	89%	71%
Decrease, year over year	$(315)		$(1,444)
Percentage decrease, year over year	(45)%		(46)%

The decrease in sales and marketing expense from Q3 FY04 to Q3 FY05 was primarily due to decreases in external contractor costs of $19,000, bad debt expense of $50,000, facilities and related expenses of $139,000, communications expense of $45,000 and depreciation expense of $61,000. The decrease from the nine months ended February 29, 2004 to the nine months ended February 28, 2005 was primarily due to decreases in employee-related expenses of $355,000, external contractor costs of $148,000, depreciation expense of $227,000, facilities and related expenses of $546,000, and communications expense and bad debt expense of $132,000. In the near term, sales and marketing expenses will decrease due to the sale of the North America business.

General and Administrative. General and administrative expenses consist primarily of salaries and other employee-related expenses for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; and non-income-based taxes. General and administrative expenses were as follows (in thousands):

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005		February 29, 2004
General and administrative	$3,113	$3,667	$9,921		$12,327
Percentage of total revenues	2,594%	215%	522%		278%
Decrease, year over year	$(554)		$(2,406)
Percentage decrease, year over year	(15)%		(20%	)

The decrease in general and administrative expenses from Q3 FY04 to Q3 FY05 was primarily due to decreases in employee-related expenses of $103,000, communications expense of $182,000, depreciation expense of $156,000 and a decrease in professional fees of $390,000. These decreases were partially offset by a net increase in facilities expenses of $108,000, an increase in external contractors of $130,000 and an increase in other expenses of $39,000. The decrease from the nine months ended February 29, 2004 to the nine months ended February 28, 2005 was primarily due to decreases in employee-related expenses of $1.6 million, legal fees of $286,000, depreciation expense of $485,000 and communications expense of $593,000. These decreases were partially offset by a net increase in facilities expense of $576,000. In the near term, we believe that general and administrative expenses will remain relatively flat.

Amortization of Deferred Costs Related to Warrants. We amortize deferred costs related to warrants over their estimated useful lives, which are generally five years. The amortization expense is a part of operating expenses or under EITF No. 01-19 may be classified as a reduction of associated revenues up to the amount of cumulative revenue recognized or to be recognized.

For the three and nine months ended February 28, 2005 there was no amortization expense for deferred costs related to warrants included in operating expenses. For the three months ended February 29, 2004 there was no amortization expense for deferred costs related warrants included in operating expenses. However, for the nine months ended February 29, 2004, we recorded amortization of deferred costs related to warrants of $1.8 million.

The balance of the deferred costs related to warrants declined significantly during Q2 FY04 due to an impairment charge that reduced the carrying value of warrant-related assets by $5.0 million. As of February 28, 2005, the balance in deferred costs related to warrants is $896,000, which will be fully amortized by May 31, 2005.

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

In the three and nine months ended February 28, 2005, there were no restructuring charges recorded. For the three and six months ended February 29, 2004, we recorded restructuring costs of $86,000 and $1.4 million, respectively, which were for severance and related expenses for reductions in work force.

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

For the nine months ended February 29, 2004, we recorded warrant-related asset impairment expense of $5.0 million as a result of our realignment of strategy to focus on the U.S. cable market. This impairment charge reduced the carrying value of certain warrant-related assets to a level equal to the expected future revenues from the holders of those warrants based outside the U.S. We did not record a warrant-related asset impairment in the three or nine months ended February 28, 2005.

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

The liability for excess facilities as of May 31, 2004 did not include charges for additional space vacated in Q4 FY04 or potential savings related to the anticipated rejection of this lease under the U.S. Bankruptcy Code due to the uncertainty of the outcome of the bankruptcy proceeding. On September 8, 2004, the Bankruptcy Court issued a ruling dismissing our bankruptcy case. In connection with the dismissal of the bankruptcy case, which removed the uncertainty that had existed at May 31, 2004, we recorded $4.4 million of excess facilities charges in Q1 FY05 based on revised estimates related to future sublease income and the additional space vacated in Q4 FY04. The $4.4 million excess facility charge consists of a $5.1 million charge related to additional space vacated in Q4 FY04 partially offset by an increase in estimates of sublease income of $640,000. In Q3 FY05 we recorded $486,000 of excess facilities charges primarily relating to the revision of the estimated future cash flows discounted at the original effective interest rate and from estimates for sublease income not realized during the current quarter. As of February 28, 2005 the total liability for excess facilities included in the consolidated balance sheet was $26.3 million which consisted of a long-term liability of $18.2 million and a short term liability of $8.1 million. We recorded $593,000 in excess facilities charges and related asset impairment expense for the three and nine months ended February 29, 2004.

Interest Income, Net

Interest income, net consists of interest earned on our cash and cash equivalents and short-term investments, and is netted against interest expense primarily related to an operating lease. Interest income, net was as follows (in thousands):

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Interest income, net	$1,025	$504	$2,196	$1,694
Percentage of total revenues	854%	30%	116%	38%
Increase, year over year	$521		$502
Percentage increase, year over year	103%		30%

Interest income, net increased from Q3 FY04 to Q3 FY05 primarily due to higher interest rates. Interest income, net increased from the nine months ended February 29, 2004 to the nine months ended February 28, 2005 due to the effect of higher interest rates offset by interest expense. Interest income could decline in future periods because of lower cash balances and lower interest rates.

Other Income (Expense), Net

Other income (expense), net consists of re-measurement gains and losses from the operations of our foreign subsidiaries and foreign currency exchange gains and losses and other non-operating income and expenses. For the three months ended February 28, 2005 and February 29, 2004, other income (expense), net was $(37,000) and $1.2 million, respectively. For the nine months ended February 28, 2005 and February 29, 2004, other income (expense), net was $245,000 and $636,000, respectively. The decreases were primarily due to re-measurement losses from foreign currency.

Income Tax Provision (Benefit)

The income tax provision consists of foreign withholding tax expense and foreign and state income taxes. For the three months ended February 28, 2005 and February 29, 2004, the income tax provision (benefit) was $18,000 and $(122,000), respectively. For the nine months ended February 28, 2005 and February 29, 2004, the income tax provision (benefit) was $153,000 and $19,000, respectively.

Gain on Sale of Discontinued Operations

For the three months ended February 29, 2004 and the nine months ended February 28, 2005, we recorded a gain on the sale of discontinued operations of $249,000 and $80,000, respectively, from unanticipated cash receipts from a third party relating to the sale of discontinued operations.

For the three and nine months ended February 29, 2004 we recorded a gain on the sale of discontinued operations of $9.3 million, net of $715,000 of expenses associated with the sale of our OSS business, this represents the difference between the proceeds from the sale of the OSS business on the date of disposition and its book value. Revenues from discontinued operations for the nine months ended February 29, 2004 were $2.6 million and the loss from discontinued operations for the nine months ended February 29, 2004 was $3.1 million.

Liquidity and Capital Resources

Cash Flows

Our principal source of liquidity at February 28, 2005 was cash and cash equivalents and liquid investments of $194.0 million. In addition, we had $10.7 million of restricted cash that primarily secures obligations under three office leases.

Cash Flows from Operating Activities. For the nine months ended February 28, 2005, net cash used in operating activities was $20.6 million. This amount consisted primarily of a net loss of $28.3 million, adjusted for $4.8 million of non-cash adjustments to reconcile net loss to net cash used in operating activities and a $2.9 million net increase in operating assets and liabilities. The non-cash adjustments consisted primarily of $2.7 million of amortization of deferred costs related to warrants and $1.8 million of non-cash compensation expense related to the stock units. The net increase in operating assets and liabilities was primarily due to an increase in deferred revenues of $7.4 million (related to subscription-based revenue and associated deferred royalties), a decrease in accounts receivable of $1.2 million and a decrease in prepaid expenses and other assets of $727,000. These increases in operating assets and liabilities were partially offset by an increase in other receivables of $4.3 million (primarily related to an insurance claim relating to the settlement of the Class Action litigation), a decrease in other long-term liabilities of $926,000 and a decrease in accounts payable and accrued liabilities of $1.2 million.

For the nine months ended February 29, 2004, net cash used in operating activities was $46.5 million. This amount consisted primarily of a net loss of $28.6 million, adjusted for $4.9 million of non-cash adjustments to reconcile net loss to net cash used in operating activities and a $22.8 million net decrease in operating assets and liabilities. The non-cash adjustments consisted primarily of $8.2 million related to discontinued operations offset by $5.0 million impairment of deferred costs related to warrants, $5.0 million amortization of deferred costs related to warrants, $2.2 million in depreciation and amortization and $1.4 million of non-cash compensation expense for restricted stock grants.  The net decrease in operating assets and liabilities was primarily due to a decrease in accrued liabilities of $19.9 million due to the payment of the $17.9 million premium for our loss mitigation insurance policy in Q1 FY04, payment of $854,000 in accounting and audit fees and $1.6 million in legal fees offset by a decrease in prepaid expenses of $796,000 due to amortization of prepaid third party licenses and insurance.

Cash Flows from Investing Activities. For the nine months ended February 28, 2005, net cash used in investing activities of $575,000 consisted primarily of the net purchases of property and equipment of $697,000 offset by a decrease in restricted cash of $122,000.

For the nine months ended February 29, 2004, net cash used in investing activities of $5.8 million consisted of $7.1 million proceeds from the sale of discontinued operations offset by an increase in restricted cash of $1.6 million and purchases of property and equipment of $385,000.

Cash Flows from Financing Activities. For the nine months ended February 28, 2005, net cash used in financing activities of $459,000 was related to repayment of short-term borrowings of $608,000 offset by proceeds of $149,000 from the issuance of common stock upon the exercise of options.

For the nine months ended February 29, 2004, net cash provided from financing activities of $2.5 million was primarily attributed to proceeds from the issuance of common stock upon the exercise of options.

Cash Requirements

On March 25, 2005, the board of directors of Liberate declared a one-time special dividend of $2.10 per common share. The special dividend is payable to the holders of record on April 4, 2005 upon the closing of the sale of Liberate’s North America business to Double C Technologies, LLC pursuant to the Asset Purchase Agreement with Double C dated January 14, 2005. The Double C transaction is currently anticipated to close the week of April 4, 2005.  After receipt of the $82 million from the sale of the North America business and payment of the special dividend, of approximately $225 million, Liberate expects to have approximately $60 million in cash and cash equivalents on hand, including approximately $10.7 million of restricted cash.  Liberate disclosed this event in a current report on Form 8-K filed with the SEC on March 25, 2005.

In addition to funding normal operating expenses, we anticipate requiring cash to pay outstanding commitments.  Following the payment of the special dividend, we expect to fund our short-term working capital and operating resource expenditure requirements, for at least the next twelve months, from our existing cash and cash equivalents resources and our anticipated cash flows from operations. However, we could experience unforeseen circumstances, such as a worsening economic downturn, lease obligations and litigation settlements and smaller than anticipated cash inflows from operations that may increase our use of available cash or our need to obtain additional financing. Also, we may find it necessary to obtain additional equity or debt financing in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

Contractual Obligations

Our contractual obligations, including the lease on our former offices in San Carlos, as of February 28, 2005, are as follows (in thousands):

	Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases and expenses	$44,337	$12,515	$20,230	$11,592	$—

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

Off Balance Sheet Arrangements

As of February 28, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Subsequent Developments

Insurance Coverage Litigation.

On December 29, 2004, Federal Insurance Company, one of Liberate’s excess insurance carriers, filed a complaint for declaratory judgment, alleging that Liberate and other defendants are not entitled to coverage for defense costs and losses incurred in connection with the Class Action, Derivative Action, SEC investigation or other matters.  The complaint, filed in the U.S. District Court for the Northern District of California, named as defendants Liberate and certain former officers and current and former directors. On March 18, 2005, Federal Insurance Company voluntarily dismissed its complaint without prejudice.

On March 1, 2005, Liberate filed a complaint against the London Underwriters, New Hampshire Insurance Company Per: AIG Europe (UK) Limited and Federal Insurance Company (together, the “Carriers”) for breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief.  The complaint, filed in the California Superior Court for the County of San Mateo, alleges that the Carriers failed to perform any of their obligations under their respective policies and applicable law on behalf of Liberate or its directors and officers in connection with the Class Action, the Derivative Action and the SEC Investigation.  Liberate seeks monetary damages, exemplary or punitive damages, attorneys’ fees and declaratory relief.  We expect that the Carriers may assert defenses and claims contending that Liberate and other defendants are not entitled to coverage under the Carriers’ respective policies.

Liberate intends to prosecute its rights under its insurance policies vigorously.  However, litigation is by its nature uncertain and there can be no assurance that Liberate will be successful in securing coverage under the policies.

Stock Option Litigation.

On March 3, 2005, Mitchell Kertzman, Liberate’s former Chairman of the Board and Chief Executive Officer, filed a complaint in the California Superior Court for the County of San Mateo alleging that Liberate breached its Stock Option Agreement with Mr. Kertzman by, among other things, failing to allow him to exercise his stock options after the termination of his employment with Liberate. Liberate believes that it has complied at all times with the terms of the Stock Option Agreement. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing and interference with contract and prospective economic advantage.  The complaint seeks monetary damages of at least $3.0 million, interest and punitive damages in an unspecified amount.  Mr. Kertzman has applied for a writ of attachment. On March 25, 2005, Liberate filed an opposition to Mr. Kertzman’s application for a writ of attachment and a hearing on the application is scheduled for April 6, 2005.

Declaration of Special Dividend.

On March 25, 2005, the board of directors of Liberate declared a one-time special dividend of $2.10 per common share. The special dividend is payable to the holders of record on April 4, 2005 upon the closing of the sale of Liberate’s North America business to Double C Technologies, LLC pursuant to the Asset Purchase Agreement with Double C dated January 14, 2005. The Double C transaction is currently anticipated to close the week of April 4, 2005.  After payment of the special dividend, Liberate expects to have approximately $60 million in cash and cash equivalents on hand, including approximately $10.7 million of restricted cash.  Liberate intends to make equitable adjustments to outstanding equity based incentive awards or otherwise make modifications to benefit plans in order to account for the special dividend.  Liberate disclosed this event in a current report on Form 8-K filed with the SEC on March 25, 2005.

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

Our business following the asset sale will be entirely dependent on the success of our Non-North America business.

In the quarter ending May 31, 2005, we expect to complete the sale of substantially all of the assets relating to our North America business to Double C Technologies, LLC, a limited liability company majority owned by Comcast Corporation with a minority investment by Cox Communications, Inc.  The sold business represented approximately 40% of our average annual revenues in the past three fiscal years. Our business following the asset sale will be less diversified, leaving us with fewer customers and entirely dependent on the performance of our Non-North America business which will be our main operating unit going forward.  If we fail to effectively market, sell and implement our TV Navigator platform outside of North America, our business will be materially adversely affected.

We will be unable to compete with the North America business for five years from the date of the closing.

We have agreed that we and our affiliates will not develop, market, license, grant forebearances not to sue or grant any rights to or authorize the use of any Non-North America intellectual property for commercial use or deployment in the United States, Canada and Mexico for a period of five years from the date of the closing of the asset sale to Double C.  We have agreed that this covenant not to compete will be binding on any purchaser of our Non-North America business or other successor to that business and its affiliates. We have further agreed that we will require any such purchaser to agree to be bound by this covenant for the remainder of the five year period and that the covenant not to compete may be enforced by Double C.

Our business may be harmed if the asset sale disrupts the operations of our business and prevents us from realizing intended benefits.

The asset sale may disrupt our business and prevent us from realizing intended benefits as a result of a number of obstacles, such as:

•              loss of key employees or customers;

•              failure to adjust or implement our business model;

•              additional expenditures required to facilitate this divestiture; and

•              the diversion of management’s attention from our day-to-day business.

The failure to complete the asset sale may result in a decrease in the market value of our common stock.

The asset sale is subject to a number of contingencies, including approval by our stockholders and other customary closing conditions. We cannot predict whether we will succeed in obtaining the approval of our stockholders and we cannot insure that the asset sale will be completed.  If our stockholders fail to approve the proposal at the special meeting of stockholders on April 5, 2005 or if the asset sale is not completed for any other reason, the market price of our common stock may decline and the special dividend will not be paid to our stockholders.

If our stockholders do not approve and adopt the asset sale and asset purchase agreement, there may not be any other offers from potential acquirors.

If our stockholders do not approve the asset sale, we may seek another strategic transaction, including the sale of all or part of our business. Although we have had such discussions with various parties in the past, none of these parties may now have an interest in a strategic transaction with Liberate or be willing to offer a reasonable purchase price.

If our stockholders do not approve the asset sale and asset purchase agreement or if we do not complete the asset sale, we will continue to face challenges and uncertainties in our ability to achieve business success.

We have faced challenges and uncertainties surrounding our ability to successfully execute our business plan, such as our history of operating losses, the failure of our software platform to achieve wide commercial adoption and deployment by U.S. cable customers, the uncertainty of successfully licensing our software platform to additional cable customers and the uncertainty of securing license agreements providing for significant license fees and on-going royalties. We have faced other uncertainties such as a lack of prospects for potential licensing transactions in the near future; the technology risks of commercial deployment of our new version of TV Navigator software for the North America market; the untested nature of our new subscription royalty model; the potential adoption of technologies by our competitors, such as Microsoft Corporation, OpenTV or an internal development group controlled by one of the large cable companies; the ongoing need to successfully defend against patent infringement actions against us; and the risk of meeting market expectations regarding the pace of signing new licensing agreements for our software platforms.

If our stockholders do not approve and adopt the asset purchase agreement or if the asset sale is not completed, we will continue to face these challenges and uncertainties.

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

Changes in our relationships with major customers could harm our revenues and cash flows.

We currently derive, and expect to continue to derive, a significant portion of our revenues and cash flows from a limited number of customers. The specific customers may vary from period to period. As a result, if we do not sell our products and services to one or more customers in any particular period, or a large customer purchases fewer of our products or services, defers or cancels orders, fails to meet its payment obligations, or terminates or fails to renew its relationship with us, our revenues and cash flows could decline significantly.

Litigation related to the restatement of our financial statements could continue to generate substantial costs and harm our financial condition.

Liberate and certain of its former officers and directors were the subject of securities class actions in federal court related to our announcement in 2002 that we would restate our financial results for fiscal 2002 and that we were investigating other periods. In October 2004, we entered into a stipulation and agreement of settlement with the securities class action plaintiffs to settle the securities class action. Following a settlement hearing on February 15, 2005, the court granted final approval of the settlement and, pursuant to the settlement, entered judgment dismissing the securities class actions with prejudice.

Certain of Liberate’s former officers and current or former directors are also the subject of a consolidated shareholder derivative lawsuit in state court relating to the restatement of our financial results. In November 2004, we reached an agreement in principle to settle the derivative litigation. However, the proposed settlement is subject to certain conditions and will be effective only if and when, among other things, the parties obtain final approval from the court.  If the proposed settlement does not become effective, the litigation will continue. The cost of participating and defending against this action is substantial and would continue to require management’s attention and corporate resources.

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

We have notified our various insurance carriers of the litigation and the SEC investigation. Our primary carrier and one of our excess carriers have disputed whether certain costs incurred in connection with the restatement-related litigation and the SEC investigation are covered under their respective policies. On March 1, 2005, Liberate filed a complaint against the primary carrier and one of the excess carriers alleging that the carriers failed to perform any of their obligations under their respective policies and applicable law on behalf of Liberate or its directors and officers in connection with the securities class action, the shareholder derivative action, and the SEC investigation. Liberate intends to prosecute its rights under its insurance policies vigorously.  However, litigation is by its nature uncertain and there can be no assurance that Liberate will be successful in securing coverage under the policies. Our insurance may not cover all or portions of our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the litigation, the SEC investigation, or any other matter. These costs and liabilities, if not covered by insurance, could harm our financial condition, results of operations, and cash flows.

Litigation related to the lease of our former offices could generate substantial costs, divert management attention and resources and harm our financial condition.

In September and December 2004, Circle Star Center Associates, L.P., the landlord of our former offices in San Carlos, California, filed complaints in California state court alleging, among other things, that Liberate had breached the office lease.  The cost of participating and defending against these actions could be substantial and will require management’s attention and corporate resources.  The possible resolution of this proceeding could include a judgment against Liberate or settlement that could require substantial payments, which could harm our financial condition, results of operations, or cash flows.

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

International revenues consist of sales to customers outside of the United States and are assigned to specific countries based on the location of the customer. We derive, and may continue to derive a significant portion of our revenues from sources outside the United States. In the event that the asset sale is completed, we will derive substantially all of our revenues from sources outside North America. Accordingly, our success will depend, in part, upon international economic, political, legal, and regulatory conditions; our ability to manage international sales and marketing operations; and our ability to collect international accounts receivable.

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

We have acquired and disposed of businesses and assets in an effort to compete effectively in our market and increase stockholder value, and we may do so in the future. With any acquisitions or dispositions, it may be difficult to integrate or separate product lines, technologies, personnel, customers and widely dispersed operations. These efforts have in some cases proven more difficult than anticipated and may not succeed or may distract our management from operating our business. Our failure to successfully manage acquisitions or dispositions could seriously harm our operating results. In addition, our stockholders would be diluted if we were to finance acquisitions by incurring convertible debt or issuing equity securities, and our liquidity may be adversely affected if we were to use our cash to make acquisitions.

We have entered into an asset purchase agreement with Double C Tehnologies LLC to sell our North America business. A divestiture may distract customers and employees for our remaining Non-North America business, and could harm our remaining Non-North America business.

We have been sued for patent infringement by one of our competitors and may be subject to other third-party intellectual property infringement claims that could be costly and time-consuming to defend. We do not have insurance to protect against these claims.

On February 7, 2002, OpenTV filed a lawsuit against Liberate alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV’s allegations and have counter-claimed that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV’s two patents invalidated, requesting a finding that our technology does not infringe OpenTV’s patents, and seeking monetary damages and injunctive relief against OpenTV. The court has issued a claim construction ruling, and the trial date is not currently set. Pursuant to the asset purchase agreement with Double C Technologies LLC, it will assume the defense and liabilities associated with this lawsuit upon the closing of such transaction.  However, if the closing of such sale transaction does not occur, we will continue to be responsible for such lawsuit. While we would continue to vigorously defend this lawsuit and are confident in our technology and intellectual property, because litigation is by its nature uncertain, we are unable to predict the outcome of this litigation and whether we may face any material exposure for damages or the need to alter our software arising from this case.

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

Beginning on May 16, 2001, a number of class-action lawsuits seeking monetary damages were filed in federal court in New York against several of the firms that underwrote our initial public offering, naming Liberate and certain of our former officers and current or former directors as co-defendants. The plaintiffs subsequently added allegations regarding our secondary offering. While we deny allegations of wrongdoing, we have agreed to enter into a global issuer settlement of plaintiffs’ claims, which involves our insurers providing a guaranteed recovery to the plaintiffs. The settlement is subject to a number of conditions, including court approval, and failure to resolve this litigation on favorable terms could result in substantial costs or otherwise harm our business. See Legal Proceedings.

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

As of February 28, 2005, to our knowledge, six stockholders, who are not affiliated with one another, beneficially owned a total of approximately 61% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control of Liberate.

Expenses related to equity awards for our employees increase our net loss.

As a result of our introduction, in fiscal year 2004 of restricted stock units as a form of equity compensation for employees and non-employee directors, we recorded an expense of approximately $547,000 in the quarter ended February 28, 2005, and we expect to record significant expenses in future periods related to stock units. The continuation of granting of restricted stock units or other similar equity awards will increase our loss.

In addition, current legislation in Congress and the issuance of SFAS 123(R), if adopted may require us to record the value of stock options or other equity awards granted to all or certain of our employees using a higher fair value. If we begin recording these amounts, our net loss would increase over the vesting period.

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

In future periods, we will be required under the provisions of the Sarbanes-Oxley Act of 2002 to review and assess the effectiveness of our internal control over financial reporting and to provide a related attestation report from our independent auditors. We are still reviewing our internal controls, and there can be no assurance that we will not identify significant control deficiencies, or that our auditors will be able to attest to the adequacy of our internal controls. In addition, the implementation of new internal controls, if required, may be costly and time-consuming for management and our employees.

If we require additional capital and cannot raise it, we may not be able to fund our continued operations.

We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.  However if in the future, we require additional capital we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to develop our products and services, acquire complementary technologies or businesses, hire and retain employees, or respond to competitive pressures or new business requirements. Our inability to obtain additional financing on favorable terms could have a material adverse effect on our company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of February 28, 2005, our investment portfolio consisted primarily of U.S. government obligations, with original maturities at time of purchase of one year or less, included under cash equivalents and short-term investments which may increase or decrease in value if interest rates change prior to maturity. We do not maintain any derivative financial instruments in our investment portfolio. We are averse to principal loss and seek to preserve our invested funds by limiting the default risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

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

Equity Price Risk

The estimated fair value of our equity investments was zero as of May 31, 2003 and 2004 and remained zero as of February 28, 2005. Therefore we are not subject to material risk of equity price fluctuation. We currently do not expect to make any new equity investments.

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

As of February 28, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

Restatement Class-Action Litigation.  On October 20, 2004, a Stipulation and Agreement of Settlement (the “Settlement”) was filed with the United States District Court for the Northern District of California (the “Court”) in connection with the matter “In re Liberate Technologies Securities Litigation” (the “Class Action”).  The Class Action is based on the restatement of our financial statements for certain periods of fiscal 2002 and the revision of our preliminary financial results announced for the first quarter of fiscal 2003 (the “Restatement”).  The parties to the Settlement are: (i) the lead plaintiff in the Class Action, on behalf of himself and each of the class members; and (ii) defendants Liberate Technologies, Mitchell E. Kertzman, Nancy J. Hilker and Coleman Sisson.  Under the terms of the Settlement, Liberate agreed to pay or cause to be paid $13.8 million in settlement of the claims specified in the Class Action, and the lead plaintiff and each class member agreed to release Liberate and the other defendants from those claims.  The Settlement shall in no way be construed or deemed to be evidence of or an admission or concession on the part of Liberate or the other specified defendants with respect to any claim or any fault or liability or wrongdoing or damage whatsoever, or any infirmity in the defenses that the defendants have asserted.

Following a settlement hearing on February 15, 2005, the Court granted final approval of the Settlement and, pursuant to the Settlement, entered judgment dismissing the Class Action with prejudice.

During Q3 FY05, Liberate paid out the settlement amount of $13.8 million and recovered $5.0 million from its insurance carrier. The company expects to recover another $4.4 million as a rebate of part of the premiums paid for the loss mitigation policy that the company obtained for the Class Action and the Derivative Action, which is included in other receivables at February 28, 2005.

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

Dismissal of Bankruptcy Case.  On April 30, 2004, Liberate filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The landlord of Liberate’s former headquarters in San Carlos, California filed a motion to dismiss the case, and on September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case. The bankruptcy court ruled that Liberate had cash well in excess of its liabilities and did not need bankruptcy protection to avoid wasteful liquidation of its assets. Liberate appealed this ruling in the United States District Court for the Northern District of California but later stipulated to a voluntary dismissal of the appeal. The Court granted the stipulation of dismissal and dismissed the appeal with prejudice on January 14, 2005. Accordingly, Liberate will not be able to realize savings or the other benefits of a Chapter 11 proceeding.

Lease-Related Litigation.  On September 29, 2004, Circle Star Center Associates, L.P., the landlord of Liberate’s former offices in San Carlos, California, filed a complaint in the California Superior Court for the County of San Mateo alleging that Liberate had breached the office lease by, among other things, failing to pay rent for certain months of 2004 and applicable late fees, failing to replenish the letter of credit and failing to reimburse the landlord for its attorneys’ fees in connection with Liberate’s bankruptcy proceeding.  The complaint also includes allegations of conversion and defamation.  The complaint seeks damages of approximately $3.9 million for the alleged breach and conversion and unspecified damages for the alleged defamation. In November 2004, Liberate filed motions challenging the legal basis for the landlord’s cause of action for defamation and claim for attorneys’ fees in connection with Liberate’s bankruptcy. On March 24, 2005, the Superior Court granted Liberate’s motions and dismissed the landlord’s claims for defamation and attorneys’ fees.  A trial date in this action is currently scheduled for September 26, 2005.

In addition, on December 16, 2004, the landlord filed a further complaint for breach of lease against Liberate. The complaint seeks damages in the amount of not less than approximately $1.2 million, plus prejudgment interest, costs of suit and attorneys’ fees, alleging that Liberate breached the lease by failing to pay rent in November and December 2004. On February 22, 2005, the landlord filed a motion for summary judgment on the breach of contract claim. A hearing on the summary judgment motion is currently scheduled for May 13, 2005.

While Liberate intends to defend these lawsuits vigorously, because litigation is by its nature uncertain, we are unable to predict the outcome or estimate the potential liability, if any, of this litigation.

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

While we deny allegations of wrongdoing, we have agreed to enter into a global issuer settlement of plaintiffs’ claims.  In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Liberate, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including Liberate).  In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters The settlement is subject to a number of conditions, including court approval.

We cannot predict the timing or ultimate outcome of this proposed settlement or estimate the amounts of, or potential range of loss with respect to, this litigation if a settlement is not approved.

OpenTV Patent Litigation. On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for the Northern District of California, alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We have filed an answer denying OpenTV’s allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We are seeking to have OpenTV’s patents invalidated, requesting a finding that our technology does not infringe OpenTV’s patents, and seeking monetary damages and injunctive relief against OpenTV. The court has issued a claim construction ruling, but a trial date is not currently set. Pursuant to the asset purchase agreement with Double C Technologies LLC, it will assume the defense and liabilities associated with this lawsuit upon the closing of such transaction.  However, if the closing of such sale transaction does not occur, we will continue to be responsible for such lawsuit. While we would continue to vigorously defend this lawsuit and are confident in our technology and intellectual property, because litigation is by its nature uncertain, we are unable to predict the outcome of this litigation and whether we may face any material exposure for damages or the need to alter our software arising from this case.

Insurance Coverage Litigation. On December 29, 2004, Federal Insurance Company, one of Liberate’s excess insurance carriers, filed a complaint for declaratory judgment, alleging that Liberate and other defendants are not entitled to coverage for defense costs and losses incurred in connection with the Class Action, Derivative Action, SEC investigation or other matters.  The complaint, filed in the U.S. District Court for the Northern District of California, named as defendants Liberate and certain former officers and current and former directors. On March 18, 2005, Federal Insurance Company voluntarily dismissed its complaint without prejudice.

On March 1, 2005, Liberate filed a complaint against the London Underwriters, New Hampshire Insurance Company Per: AIG Europe (UK) Limited and Federal Insurance Company (together, the “Carriers”) for breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief.  The complaint, filed in the California Superior Court for the County of San Mateo, alleges that the Carriers failed to perform any of their obligations under their respective policies and applicable law on behalf of Liberate or its directors and officers in connection with the Class Action, the Derivative Action and the SEC Investigation.  Liberate seeks monetary damages, exemplary or punitive damages, attorneys’ fees and declaratory relief.  We expect that the Carriers may assert defenses and claims contending that Liberate and other defendants are not entitled to coverage under the Carriers’ respective policies.

Liberate intends to prosecute its rights under its insurance policies vigorously.  However, litigation is by its nature uncertain and there can be no assurance that Liberate will be successful in securing coverage under the policies.

Stock Option Litigation.  On March 3, 2005, Mitchell Kertzman, Liberate’s former Chairman of the Board and Chief Executive Officer, filed a complaint in the California Superior Court for the County of San Mateo alleging that Liberate breached its Stock Option Agreement with Mr. Kertzman by, among other things, failing to allow him to exercise his stock options after the termination of his employment with Liberate. Liberate believes that it has complied at all times with the terms of the Stock Option Agreement. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing and interference with contract and prospective economic advantage.  The complaint seeks monetary damages of at least $3.0 million, interest and punitive damages in an unspecified amount. Mr. Kertzman has applied for a writ of attachment. On March 25, 2005, Liberate filed an opposition to Mr. Kertzman’s application for a writ of attachment and a hearing on the application is scheduled for April 6, 2005.

While Liberate intends to defend these lawsuits vigorously because legal actions are inherently uncertain, we cannot predict or determine the outcome or resolution of these actions or estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our business, financial position, results of operations and cash flows. The cost of participating and defending against these actions is substantial and will require the continued diversion of management’s attention and corporate resources.

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

Liberate Technologies

	By:	/s/ David Lockwood
David Lockwood
Date: April 4, 2005		Chief Executive Officer

	By:	/s/ Gregory S. Wood
Gregory S. Wood
Date: April 4, 2005		Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Liberate’s Chief Executive Officer and Chief Financial Officer