Form 10-K
period 2005-05-31
LIBERATE TECHNOLOGIES
filed 2005-08-15
CIK 1085776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2005

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

310 University Avenue, Suite 201

Palo Alto, California 94301

(Address of Principal Executive Offices) (Zip Code)

(650) 330-8960

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

As of November 30, 2004, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $211.6 million based on the last reported sale price of the Company’s common stock on that date. As of August 1, 2005, there were 110,934,837 shares of common stock outstanding (including shares held by affiliates).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed in connection with the Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Report.

LIBERATE TECHNOLOGIES

Annual Report on Form 10-K

For The Fiscal Year Ended May 31, 2005

PART I.

ITEM 1. BUSINESS

The discussion in this report, which is filed on behalf of Liberate Technologies (“Liberate,” “we,” “us,” or “our”) and its wholly owned subsidiaries, contains statements that involve expectations or intentions (such as those relating to future business or financial results, new products or features, anticipated deployments, management strategies or the outcome of legal proceedings). These statements are forward-looking and are subject to risks and uncertainties, actual results may vary materially. These risks and uncertainties include the emerging nature of our market, unknown revenue potential, limited number of potential customers, shareholder and patent litigation and the other risks discussed below under “Risk Factors.” Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control. We assume no obligation to update any forward-looking statements. You should consider our forward-looking statements in light of the risks discussed below, our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”).

In this report, we sometimes use the words “fiscal” or “FY” followed by a year to refer to our fiscal years, which end on May 31 of the specified year. We also sometimes use “Q1,” “Q2,” “Q3,” and “Q4” to refer to our fiscal quarters, which end on August 31, November 30, the last day of February, and May 31 of each fiscal year.

Corporate Background

Liberate began its operations in late 1995 as a division of Oracle Corporation, developing client and server software for the consumer, enterprise, and educational markets. Liberate was incorporated in Delaware in April 1996 when Oracle spun off the division as Network Computer, Inc. (“NCI”). NCI’s initial focus was selling software to original equipment manufacturers of network computer products for enterprise customers. In August 1997, NCI merged with a Netscape backed company, Navio Communications, Inc., which was developing internet application and server software for the consumer market. NCI, the surviving entity in the merger, changed its strategic direction and restructured its operations to focus development and marketing efforts on products targeted primarily at the consumer device market, targeting sales to a limited number of large network operators and consumer device manufacturers. In May 1999, the company changed its name from Network Computer, Inc. to Liberate Technologies.

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

On January 10, 2005, Liberate announced that it had reached an agreement to sell substantially all of the assets of its North America business to Double C Technologies, LLC, a joint venture majority owned and controlled by Comcast Corporation with a minority investment by Cox Communications, Inc. Under the terms of the agreement, the joint venture received substantially all of the assets, including patents and other intellectual property, and assumed certain limited liabilities related to Liberate’s North America business. Liberate received cash consideration of approximately $82 million. The asset sale closed on April 7, 2005.

On March 25, 2005, the Board of Directors of Liberate Technologies declared a one-time special dividend of $2.10 per common share. The special dividend was payable to the holders of record on April 4, 2005 upon the closing of the sale of Liberate’s North America business to Double C Technologies, LLC (the “Double C”) pursuant to the Asset Purchase Agreement with Double C. The Double C transaction closed on April 7, 2005. The special dividend, which was approximately $223.0 million, was paid on April 8, 2005. Liberate made equitable adjustments to outstanding awards under its existing equity based incentive plans in order to take account of the special dividend.

On April 15, 2005, Liberate entered into an asset purchase agreement to sell substantially all of the assets of its Non-North America business (including certain customer contracts, patents and intellectual property) to SeaChange International, Inc. Under the terms of the agreement, SeaChange received substantially all of the assets, including patents and other intellectual property, and assumed certain limited liabilities related to Liberate’s Non-North America business. Liberate received cash consideration of approximately $23.5 million. The asset sale closed on July 12, 2005. As a result of the asset sales to Double C and SeaChange (collectively, the “Asset Sales”), we have no significant operating product or services business.

Through May 31, 2005, we operated in one segment, providing digital infrastructure software and services for cable networks, and generated revenues from licenses, royalties, and services. Our 2005 fiscal year started on June 1, 2004 and ended on May 31, 2005.

Completion of Restatement of Liberate’s Financial Statements

In late 2002, our audit committee, composed of independent outside directors, retained independent counsel to review the revenue reported during our fiscal year ended May 31, 2002. On November 21, 2002, we announced that we had discovered facts that called into question the appropriateness and timing of revenue recognition for various transactions that accounted for a total of approximately $10 million in revenue during fiscal 2002. While our audit committee’s investigation was pending, we were not able to file our quarterly reports on Form 10-Q, and as a result we were delisted from Nasdaq on January 16, 2003.

Our audit committee completed its investigation in September 2003, and we restated our financial statements for the fiscal year ended May 31, 2002 and for the quarters ended November 30, 2001, February 28, 2002, and May 31, 2002. We also revised our financial statements for the quarter ended August 31, 2002, which had been previously announced in a press release. In September 2003, two members of the audit committee resigned and were replaced on the committee by two other independent directors. The financial statements and related information contained in this report include the effects of the restatement of those historical financial statements. For further information regarding the restatement, see our amended annual report on Form 10-K/A for our fiscal year ended May 31, 2002.

Filing and Dismissal of Voluntary Petition for Reorganization Under Chapter 11 of U.S. Bankruptcy Code

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

Filing of Going Private Proxy Statement

On June 23, 2005, Liberate filed with the Securities and Exchange Commission a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on a 1-for-250,000 reverse stock split immediately followed by a 250,000-for-1 forward stock split of Liberate’s common stock (the “Reverse/Forward Stock Split”). If approved, the Reverse/Forward Stock Split should enable Liberate to complete the going private transaction provided there will be fewer than 300 registered holders of common stock. This will permit Liberate to discontinue the obligations of filing annual and periodic reports and make other filings with the SEC.

Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in a definitive form by the SEC, Liberate will mail copies to all of its stockholders, describing all of the material terms of the Reverse/Forward Stock Split. Liberate currently intends to effect the Reverse/Forward Stock Split as soon as possible thereafter.

Business Overview

Prior to the Asset Sales, Liberate was a provider of software for digital cable television systems. Based on industry standards, Liberate’s software enabled cable operators to run multiple services, including high-definition television, interactive programming guide, video on demand, personal video recorders and games, on multiple platforms. As a result of the Asset Sales, Liberate has no significant operating product or services business.

Client and Server Products for Digital Television

Prior to the Asset Sales, we provided software and services for digital cable systems. We offered client software products and server software products collectively called Liberate TV Navigator™. Our products enabled cable operators to run multiple applications and services—including high-definition television, interactive programming guide, video on demand, personal video recorders and games—on multiple platforms. Our software, could run on digital set-top boxes of various types—such as cable, digital terrestrial broadcast, and digital subscriber lines (DSL)—enabling interactive and enhanced services. These products were deployed primarily in digital cable networks.

Professional Services

Our Professional Services group provided deployment, integration, and support services to network operators. The Professional Services group worked closely with our product development and technical support teams to integrate and install appropriate system elements. We also relied on technology partners and system integrators to provide our customers with products and technologies from others in the industry. Following the Asset Sales, we no longer have a professional services function. Personnel previously employed with Liberate in the professional services function were offered employment with the respective acquirer.

Trademark Notice

Liberate®, the Liberate logo, and the various Liberate products and programs described above are registered trademarks and trademarks of Liberate Technologies. All other trademarks are the property of their respective owners.

Research and Development

As of May 31, 2005, we had a development office in San Mateo, California. Our total research and development expenses were $6.0 million in fiscal 2005, $6.9 million in fiscal 2004, and $21.1 million in fiscal 2003. These amounts exclude expenses that were reclassified to discontinued operations. As a result of the Asset Sales, personnel previously employed with Liberate in the research and development function were offered employment with the respective acquirer. Liberate no longer has any employees in research and development functions. As part of the sale of our Non-North America business, SeaChange assumed the lease for the San Mateo, California office where the research and development employees were located.

Sales and Marketing

Prior to the Asset Sales, we licensed our software directly to cable operators in North America and Europe. In late fiscal 2003, we substantially reduced our sales force to focus primarily on the U.S. and U.K. cable markets. As of May 31, 2005, we had one employee in sales and marketing. Following the Asset Sales we have no employees in sales and marketing.

Customers

Prior to the Asset Sales, our customers were typically large cable network operators who introduce, market, and promote products and services based on our technology. As a result of the Asset Sales, we have no significant operating product or services business. Our active customer contracts were transferred pursuant to the Asset Sales.

Competition

Prior to the Asset Sales, we faced intense competition in licensing software. Our principal competitors in the interactive television software market include Gemstar-TV Guide, Microsoft, OpenTV, including Liberty Broadband Interactive Technologies, its controlling shareholder, and NDS Group, a subsidiary of NewsCorp. Other established and emerging companies in the television, computer software, and telecommunications sectors were potential competitors. The principal competitive factors in our industry included:

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

Intellectual Property Rights and Proprietary Information

Prior to the Asset Sales, we had a portfolio of technologies and intellectual property that addressed various features of interactive networks and devices. We sought to safeguard our proprietary information and our other intellectual property through a combination of domestic and international copyrights, trademarks, patents, and trade secret protection, as well as through contractual protections such as proprietary information agreements and nondisclosure agreements. However, we cannot guarantee that these steps prevented misappropriation of our proprietary information, and we may not have detected unauthorized use and took appropriate steps to enforce our intellectual property rights.

As of May 31, 2005, we had 11 international patents and 31 international patent applications in the general area of interactive networking technologies. Following the close of the SeaChange Asset Sale, we have no issued patents or pending patent applications.

We have registered “Liberate” and the Liberate logo in the United States and extensively throughout the world, and use our other product trademarks in association with these marks.

Employees

As of May 31, 2005, we had 29 employees, of whom 25 were based in the U.S. and 4 were based in Europe. Following the close of the SeaChange Asset Sale, we have 11 employees in the general and administrative function. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good.

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

Following the Asset Sales, we will have no current operating product or services business.

On July 12, 2005, we completed the sale of substantially all of the assets relating to our business outside of North America to SeaChange International, Inc. Following the transaction, we have no current operating product or services business. We will continue to operate Liberate to resolve existing liabilities, prosecute and defend pending litigation and pursue other claims as appropriate that we may have against third parties, and dispose of non-operating assets to maximize shareholder interests. Although our board of directors has not yet made any determination, we also will continue from time to time to evaluate and potentially explore all available alternatives including a dissolution and liquidation of Liberate, a share repurchase, an extraordinary dividend or other transactions to maximize stockholder value. We believe that our cash, together with proceeds from the Asset Sales, will be sufficient to meet our working capital requirements for the next twelve months. In fiscal 2006, we expect to continue to use cash to fund our operating activities.

Our efforts to manage outstanding liabilities and non-operating assets may not have favorable results.

Although we will strive to resolve outstanding liabilities, prosecute and defend pending litigations and claims, and dispose of non-operating assets to achieve favorable results in the best interests of shareholders, the actual resolution of such liabilities, litigations and assets are uncertain and we may not be able to achieve favorable results.

If the stockholders do not approve, or we fail to complete, the Reverse/Forward Stock Split as part of a going private transaction, we will be unable to eliminate the costs associated with being a public company and the market price of our common stock may decrease.

On June 16, 2005, Liberate’s Board of Directors approved a reverse 1-for-250,000 split of Liberate common stock to be followed immediately by a forward 250,000-for-1 split, subject to stockholder approval at an upcoming special meeting of stockholders, as part of a “going private” transaction. If the transaction is approved by Liberate’s stockholders and implemented, Liberate expects to have fewer than 300 stockholders of record, which would enable Liberate to voluntarily terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended, and become a non-reporting company. As a private company, Liberate would no longer be required to file periodic reports and other information with the SEC. The proposed transaction is subject to the approval of Liberate’s stockholders at a special meeting of shareholders. We cannot predict whether we will succeed in obtaining the approval of our stockholders and we cannot insure that the Reverse/Forward Stock Split will be completed. If we are unable to complete such transaction, we will not save significant costs and expenses associated with being a public company and the market price of our common stock may decline.

We are unable to compete with the North America business for five years from the date of the closing.

In connection with the asset sale to Double C, we have agreed that we and our affiliates will not develop, market, license, grant forbearances not to sue or grant any rights to or authorize the use of any Non-North America intellectual property for commercial use or deployment in the United States, Canada and Mexico for a period of five years from the date of the closing of the asset sale to Double C. We have agreed that this covenant not to compete will be binding on any purchaser of our Non-North America business (such as SeaChange) or other successor to that business and its affiliates. We have further agreed that we will require any such purchaser to agree to be bound by this covenant for the remainder of the five year period and that the covenant not to compete may be enforced by Double C. In Connection with the asset sale to SeaChange, we agreed not to induce any customer of the Non-North America business to refrain from or discontinue its relationship with SeaChange for a period of five years from the date of the closing of the asset sale to SeaChange.

If Liberate becomes a privately held company, stockholders will own shares in a private company and may not have the ability to sell their shares in the public market.

Should Liberate consummate the Reverse/Forward Stock Split, some stockholders may have shares in Liberate for which there would be no public market and their ability to sell the shares would be impeded. Furthermore, Liberate would not file current, quarterly or annual reports or be subject to the proxy requirements of the federal securities laws. Stockholders may therefore find it more difficult to obtain information about Liberate and its financial performance. Liberate expects to incur substantial expenses in connection with the going private transaction and may not be able to realize sufficient cost savings to recover those expenses.

Litigation related to the restatement of our financial statements could continue to generate substantial costs and harm our financial condition.

Liberate and certain of its former officers and current or former directors are the subject of a consolidated shareholder derivative lawsuit in state court relating to the restatement of our financial results. In April 2005, we entered into a written stipulation to settle the derivative litigation. However, the proposed settlement is subject to certain conditions and will be effective only if and when, among other things, the parties obtain final approval from the court. The court has scheduled a hearing on August 16, 2005 to consider approval of the settlement. If the proposed settlement does not become effective, the litigation will continue. The cost of participating and defending against this action is substantial and would continue to require management’s attention and corporate resources.

In addition, while the SEC staff has terminated its investigation into the events and circumstances that led to the restatement and has recommended no enforcement action against Liberate at this time, the SEC is not precluded from any future action.

We have agreed to indemnify our directors and officers to the fullest extent allowed by Delaware law. As a consequence, we are advancing expenses (including reasonable attorneys’ fees) incurred by directors and officers in connection with the shareholder derivative action and the SEC investigation, although these payments are subject to reimbursement if such expenses are ultimately found to be non-indemnifiable. Additionally, we may ultimately be obligated to pay indemnifiable judgments, penalties, fines, and amounts paid in settlement in connection with these proceedings.

We have notified our various insurance carriers of the litigation and the SEC investigation. Our primary carrier and one of our excess carriers have disputed whether certain costs incurred in connection with the restatement-related litigation and the SEC investigation, are covered under their respective policies. On March 1, 2005, Liberate filed a complaint against the primary carrier and one of the excess carriers alleging that the carriers failed to perform any of their obligations under their respective policies and applicable law on behalf of Liberate or its directors and officers in connection with the securities class action, the shareholder derivative action, and the SEC investigation. Liberate intends to prosecute its rights under its insurance policies vigorously. However, litigation is by its nature uncertain and there can be no assurance that Liberate will be successful in securing coverage under the policies. Our insurance may not cover all or portions of our defense costs, any settlement, judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the litigation, the SEC investigation, or any other matter. These costs and liabilities, if not covered by insurance, could harm our financial condition, results of operations, and cash flows.

Litigation related to the lease of our former offices could generate substantial costs, divert management attention and resources and harm our financial condition.

In September and December 2004 and in May 2005, Circle Star Center Associates, L.P., the landlord of our former offices in San Carlos, California, filed complaints in California state court alleging, among other things, that Liberate had breached the office lease. The cost of participating and defending against these actions could be substantial and will require management’s attention and corporate resources. The possible resolution of these proceeding could include a judgment against Liberate or settlement that could require substantial payments, which could harm our financial condition, results of operations, or cash flows.

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

As of May 31, 2005, to our knowledge, six stockholders, who are not affiliated with one another, beneficially owned a total of approximately 59% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control of Liberate.

Expenses related to equity awards for our employees increase our net loss.

As a result of our introduction, in fiscal year 2004 of restricted stock units as a form of equity compensation for employees and non-employee directors, we recorded an expense of approximately $2.5 million in FY05, and we expect to record expenses in future periods related to stock units. The continuation of granting of restricted stock units or other similar equity awards will increase our loss.

In addition, with the issuance of SFAS 123(R), when adopted may require us to record the value of stock options or other equity awards granted to all or certain of our employees using a higher fair value. If we begin recording these amounts, our net loss would increase over the vesting period.

Our compliance with the new regulatory requirements of Sarbanes-Oxley is untested and will likely be costly and time-consuming.

We are now subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and identification of material weaknesses in the internal controls over financial reporting, if identified in future periods, could indicate a lack of proper controls to generate accurate financial statements. We may identify a material weakness in current and future periods, and our controls necessary for continued compliance may not continue to operate effectively at all times. We also may not be able to retain sufficient skilled financial accounting personnel, especially in light of increased demand for such personnel among publicly traded companies.

If we require additional capital and cannot raise it, we may not be able to fund our operations.

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

Our executive officers and key employees are critical to our business, and they may not remain with us in the future.

Our business substantially depends on the performance of our executive officers and key employees. The loss of the services of any of our executive officers or key employees could impact the resolution of liabilities, the outcome of pending litigation and other claims that we may have against third parties, and the disposal of non-operating assets to maximize shareholder interests. We do not carry “key person” life insurance policies on any of our employees. Our future success also depends on our continuing ability to retain, identify and hire highly qualified personnel.

If we do not manage our operations effectively, our stock price could decline.

Since our inception, we have incurred significant losses, and we may never sustain profitability. We may continue to incur significant losses and negative cash flows in the future. If we cannot achieve favorable resolution and disposition of liabilities, litigation and non-operating assets, our financial condition and results of operations will suffer and our stock price is likely to decline.

Acquisitions or dispositions of businesses or product lines could be difficult to implement or integrate and could disrupt our business and dilute stockholder value.

We have acquired and disposed of businesses and assets in an effort to increase stockholder value, and we may do so in the future. With any acquisitions or dispositions, it may be difficult to integrate or separate product lines, technologies, personnel, customers and widely dispersed operations. These efforts have in some cases proven more difficult than anticipated and may not succeed or may distract our management from operating our business. Our failure to successfully manage acquisitions or could seriously harm our operating results. In addition, our stockholders would be diluted if we were to finance acquisitions by incurring convertible debt or issuing equity securities, and our liquidity may be adversely affected if we were to use our cash to make acquisitions.

ITEM 2. PROPERTIES

As of May 31, 2005, we leased office space in the United States and Europe and our office was located in San Mateo, California where we leased approximately 15,000 square feet of office space for our headquarters and development center. We also had a sales and customer support office in the United Kingdom (U.K.).

As a result of the sale of the Non-North America business, which closed on July 12, 2005, SeaChange assumed the lease on the San Mateo, California office space. In August 2005, we moved our headquarters to approximately 2,500 square feet of office space in Palo Alto, California.

We leased approximately 181,000 square feet of office space for our former headquarters and development center in San Carlos, California. On April 30, 2004, Liberate filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The landlord of Liberate’s former headquarters in San Carlos, California filed a motion to dismiss the case, and on September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case. The bankruptcy court ruled that Liberate had cash well in excess of its liabilities and did not need bankruptcy protection to avoid wasteful liquidation of its assets. Liberate appealed this ruling in the United States District Court for the Northern District of California, but later stipulated to a voluntary dismissal of the appeal. The Court granted the stipulation of dismissal and dismissed the appeal with prejudice on January 14, 2005. Accordingly, Liberate will not be able to realize the savings or other benefits of a Chapter 11 proceeding. Therefore, Liberate continues to be liable for its obligations under the lease in accordance with the terms thereof (which over the life of the lease could be up to approximately $34.8 million, including common area maintenance expenses). We have accrued $24.2 million as excess facilities provision in our liabilities of which $18.5 million is long-term and $5.7 million is short term.

ITEM 3. LEGAL PROCEEDINGS

Restatement Class-Action Litigation.   On October 20, 2004, a Stipulation and Agreement of Settlement (the “Settlement”) was filed with the United States District Court for the Northern District of California (the “Court”) in connection with the matter “In re Liberate Technologies Securities Litigation” (the “Class Action”). The Class Action is based on the restatement of our financial statements for certain periods of fiscal 2002 and the revision of our preliminary financial results announced for the first quarter of fiscal 2003 (the “Restatement”). The parties to the Settlement are: (i) the lead plaintiff in the Class Action, on behalf of himself and each of the class members; and (ii) defendants Liberate, Mitchell E. Kertzman, Nancy J. Hilker, Donald Fitzpatrick and Coleman Sisson. Under the terms of the Settlement, Liberate agreed to pay or cause to be paid $13.8 million in settlement of the claims specified in the

Class Action, and the lead plaintiff and each class member agreed to release Liberate and the other defendants from those claims. The Settlement shall in no way be construed or deemed to be evidence of or an admission or concession on the part of Liberate or the other specified defendants with respect to any claim or any fault or liability or wrongdoing or damage whatsoever, or any infirmity in the defenses that the defendants have asserted.

Following a settlement hearing on February 15, 2005, the Court granted final approval of the Settlement and, pursuant to the Settlement, entered judgment dismissing the Class Action with prejudice.

During Q3 FY05, Liberate paid out the settlement amount of $13.8 million and recovered $5.0 million from its insurance carrier. Liberate expects to recover another $4.4 million as a rebate of part of the premiums paid for the loss mitigation policy that Liberate obtained for the Class Action and the Derivative Action, which is included in other receivables at May 31, 2005.

Restatement Derivative Litigation.   On May 3, 2005, a Stipulation of Settlement re Derivative Claims (the “Stipulation”) was filed with the California Superior Court for the County of San Mateo in connection with the matter “In re Liberate Technologies Derivative Litigation” (the “Derivative Action”). As reflected in the Stipulation, Liberate has reached an agreement in principle to settle the Derivative Action on terms that, among other things, provide for Liberate to adopt certain specified corporate governance changes, the dismissal with prejudice of all claims asserted by plaintiffs, and the payment of plaintiffs’ counsel’s fees and expenses of $550,000 which has been accrued. The settlement of the Derivative Action is subject to approval of the Stipulation by the California Superior Court for the County of San Mateo. The court has scheduled a hearing on August 16, 2005 to consider approval of the settlement. The Derivative Action is based on the Restatement and names Liberate as a nominal party and certain of our former officers and current or former directors as defendants (collectively, the “Derivative Defendants”). The Derivative Action generally alleges that the Derivative Defendants failed to adequately oversee our financial reporting, and thus are liable for breach of their fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets. The Derivative Action also alleges that the Derivative Defendants are liable for unjust enrichment and that certain named officers and directors are liable for violations of California Code Section 25402 and breach of fiduciary duty for insider selling and misappropriation of information. The Derivative Action seeks unspecified monetary damages and other relief.

We cannot predict the timing or ultimate outcome of this proposed settlement or estimate the amounts of, or potential range of loss with respect to, this litigation if a settlement is not approved.

SEC Investigation.   On February 13, 2003, the SEC initiated a formal, non-public investigation into the events and circumstances that led to the restatement of Liberate’s financial statements. On September 29, 2004, Liberate announced that the SEC’s investigation has been terminated as to Liberate. The SEC also advised Liberate that no enforcement action against Liberate has been recommended.

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

Lease-Related Litigation.   On September 29, 2004, Circle Star Center Associates, L.P., the landlord of Liberate’s former offices in San Carlos, California, filed a complaint in the California Superior Court for the County of San Mateo alleging that Liberate had breached the office lease by, among other things, failing to pay rent for certain months of 2004 and applicable late fees, failing to replenish the letter of credit and failing to reimburse the landlord for its attorneys’ fees in connection with Liberate’s bankruptcy proceeding. The complaint also includes allegations of conversion and defamation. The complaint seeks damages of approximately $3.9 million for the alleged breach and conversion and unspecified damages for the alleged defamation. In November 2004, Liberate filed motions challenging the legal basis for the landlord’s cause of action for defamation and claim for attorneys’ fees in connection with Liberate’s bankruptcy. On March 24, 2005, the Superior Court granted Liberate’s motions and dismissed the landlord’s claims for defamation and attorneys’ fees. On May 23, 2005, Liberate paid the landlord approximately $1.2 million for past rent due, late fees and interest in connection with the various lease-related actions, and we have procured a replacement letter of credit. A trial date in this action is currently scheduled for September 26, 2005.

In addition, on December 16, 2004, the landlord filed a further complaint for breach of lease against Liberate. The complaint seeks damages in the amount of not less than approximately $1.2 million, plus prejudgment interest, costs of suit and attorneys’ fees, alleging that Liberate breached the lease by failing to pay rent in November and December 2004. On February 22, 2005, the landlord filed a motion for summary judgment on the breach of contract claim. On May 10, 2005, Liberate paid the landlord approximately $1.3 million for the months at issue in this action and on May 13, 2005, the Superior Court granted the landlord’s motion for summary judgment.

On May 6, 2005, the landlord filed a third complaint against Liberate alleging that Liberate breached the lease by failing to pay rent for certain months of 2005 and failing to replenish the letter of credit. The landlord seeks approximately $5.5 million plus pre-judgment interest, costs of suit and attorneys’ fees. On May 23, 2005 Liberate paid the landlord approximately $1.2 million for past rent due, late fees and interest in connection with the various lease-related actions, and we have procured a replacement letter of credit.

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

OpenTV Patent Litigation.   On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for the Northern District of California, alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We filed an answer denying

OpenTV’s allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We were seeking to have OpenTV’s patents invalidated, and had requested a finding that our technology does not infringe OpenTV’s patents, and had sought monetary damages and injunctive relief against OpenTV. The court issued a claim construction ruling, but a trial date is not currently set. Pursuant to the asset purchase agreement with Double C Technologies LLC that closed on April 7, 2005, Double C has assumed the defense and liabilities associated with this lawsuit.

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

On April 8, 2005, Federal Insurance Company (“Federal”) filed a motion challenging the legal basis for Liberate’s complaint. On May 2, 2005, New Hampshire Insurance Company and the London Underwriters filed an answer to the complaint. On May 13, 2005, the Superior Court denied Federal’s motion. On June 22, 2005, the California Court of Appeal issued a writ of mandate that directed the Superior Court to grant Federal’s motion with leave to amend as to Liberate’s breach of contract and bad faith claims against Federal. On August 3, 2005, Liberate filed an amended complaint with the Superior Court.

On May 23, 2005, Federal filed a cross-complaint against Liberate and certain of its former officers and directors for breach of contract and declaratory relief. On July 11, 2005, Liberate filed a motion challenging the legal basis for Federal’s complaint. On August 9, 2005, the Superior Court granted in part Liberate’s motion with leave to amend.

Liberate intends to prosecute its rights under its insurance policies and defend Federal’s cross-complaint vigorously. However, litigation is by its nature uncertain and there can be no assurance that Liberate will be successful in securing coverage under the policies.

Stock Option Litigation.   On March 3, 2005, Mitchell Kertzman, Liberate’s former Chairman of the Board and Chief Executive Officer, filed a complaint in the California Superior Court for the County of San Mateo alleging that Liberate breached its Stock Option Agreement with Mr. Kertzman by, among other things, failing to allow him to exercise his stock options after the termination of his employment with Liberate. Liberate believes that it has complied at all times with the terms of the Stock Option Agreement. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing and interference with contract and prospective economic advantage. The complaint seeks monetary damages of at least $3.0 million, interest and punitive damages in an unspecified amount. On April 4, 2005, Liberate filed motions challenging the legal basis for Mr. Kertzman’s complaint. The Superior Court denied Liberate’s motions on June 2, 2005. On June 16, 2005, Liberate filed an answer to the complaint. A trial date in this action is currently scheduled for January 17, 2006.

Insight Interactive Litigation.   On June 13, 2005, Liberate filed a complaint against Insight Interactive L.L.C. for breach of contract, specific performance, and open book account. The complaint, filed in the California Superior Court for the County of San Mateo, alleges that under a March 6, 2000 agreement with Liberate, Insight Interactive has failed to pay fees as they become due. Liberate seeks monetary damages, specific performance, and interest and costs as provided by law and/or the March 6, 2000 agreement. We expect that Insight Interactive may assert defenses and claims contending that Liberate is not entitled to payment under the March 6, 2000 agreement. Liberate intends to prosecute its rights under the agreement vigorously. However, litigation is by its nature uncertain and there can be no assurance that Liberate will be successful in obtaining damages or other relief.

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

While Liberate intends to defend and prosecute the above mentioned lawsuits vigorously because legal actions are inherently uncertain, we cannot predict or determine the outcome or resolution of these actions or estimate the amounts of, or potential range of, loss or recovery with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our business, financial position, results of operations and cash flows. The cost of participating and defending against these actions is substantial and will require the continued diversion of management’s attention and corporate resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 5, 2005 a special meeting of stockholders was held in Redwood City, California to approve and adopt the Asset Purchase Agreement, dated as of January 14, 2005, by and among Liberate, Liberate Technologies Canada Ltd., our subsidiary, and Double C Technologies, LLC, a Delaware limited liability company majority owned and controlled by Comcast Corporation with a minority investment by Cox Communications, Inc., and the sale of substantially all of the assets relating to our North America business to Double C pursuant to the Asset Purchase Agreement. The asset sale closed on April 7, 2005.

The information required by this Item is incorporated by reference to the information set forth in the Definitive Proxy Statement on Schedule 14A related to the sale of the North America business filed with the SEC on March 9, 2005.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been quoted on the Pink Sheets system since January 17, 2003, and trades under the symbol “LBRTQ.” From July 28, 1999 to January 16, 2003, our common stock was traded on the Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock:

Fiscal 2005	High	Low
First Quarter	$2.67	$2.40
Second Quarter	$2.61	$2.24
Third Quarter	$2.50	$2.15
Fourth Quarter	$2.38	$0.30

Fiscal 2004	High	Low
First Quarter	$4.45	$2.50
Second Quarter	$4.00	$3.30
Third Quarter	$4.08	$3.00
Fourth Quarter	$3.45	$2.60

As of August 1, 2005, the quoted closing price of our common stock on the Pink Sheets system was $0.21 per share, and there were 110,934,837 shares of Liberate common stock outstanding. According to information obtained from Equiserve LLP, there were approximately 268 holders of record of our common stock. Based upon security position listings, we believe that there are more than 10,000 beneficial owners of our common stock.

Recent Sales of Unregistered Securities

During the period covered by this report on Form 10-K, Liberate did not issue any unregistered securities.

Dividend Policy

On March 25, 2005, the Board of Directors of Liberate Technologies declared a one-time special dividend of $2.10 per common share. The special dividend was payable to the holders of record on April 4, 2005 upon the closing of the sale of Liberate’s North America business to Double C Technologies, LLC (the “Double C”) pursuant to the Asset Purchase Agreement with Double C. The Double C transaction closed on April 7, 2005. The special dividend, which was approximately $223.0 million, was paid on April 8, 2005. Liberate made equitable adjustments to outstanding awards under its existing equity based incentive plans in order to take account of the special dividend.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of May 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(2)	2,742,373 (3)	$11.40	25,635,761
Equity compensation plans not approved by security holders(4)	1,700,000	$2.44	—
Total	4,442,373	$7.97	25,635,761

(1)          Includes the 1996 Stock Option Plan, 1999 Equity Incentive Plan, and the 1999 Employee Stock Purchase Plan. No additional options may be issued under the 1996 Stock Option Plan. Under our 1999 Equity Incentive Plan, we may issue awards up to the available plan balance in the form of stock options, restricted shares, stock appreciation rights, and stock units. As of May 31, 2005, no awards, other than the options and stock units included in the table above, were outstanding under these plans.

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

(3)          Represents options to purchase 236,771 shares with a weighted average exercise price of $3.40 issued under the 1996 Stock Option Plan; options to purchase 2,314,038 shares with a weighted average exercise price of $13.16 issued under the 1999 Equity Incentive Plan; and 191,564 stock units, each unit convertible into one share of common stock with no exercise price issued under the 1999 Equity Incentive Plan.

(4)          Includes option grants made outside of the 1999 Equity Incentive Plan to executive officers and employees as well as warrant agreements issued to certain network operators. For more details about the grants to executive officers, see “Executive Compensation.”

ITEM 6. SELECTED FINANCIAL DATA

Please read the following selected consolidated financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” Item 8, “Financial Statements and Supplementary Data;” and with other financial data included elsewhere in this report. We have derived the Consolidated Statements of Operations data for the years ended May 31, 2005, 2004 and 2003 and the Consolidated Balance Sheet data as of May 31, 2005 and 2004 from the audited consolidated financial statements included in Item 8. We have derived the Consolidated Statements of Operations data for the years ended May 31, 2002 and 2001 and the Consolidated Balance Sheets data as of May 31, 2003, 2002 and 2001 from our historical consolidated financial statements with the effects of discontinued operations not included in this report. These historical results do not necessarily indicate the results to be expected in any future period.

	Years ended May 31,
	2005	2004	2003	2002	2001
Revenues:
License and royalty	$978	$2,172	$4,225	$18,412	$19,992
Service	1,366	5,733	10,773	21,660	12,626
Total revenues	2,344	7,905	14,998	40,072	32,618
Cost of revenues:
License and royalty	3	265	715	1,137	991
Service	1,506	2,323	4,804	7,296	4,213
Total cost of revenues	1,509	2,588	5,519	8,433	5,204
Gross margin	835	5,317	9,479	31,639	27,414
Operating expenses:
Research and development	5,978	6,873	21,073	39,922	48,046
Sales and marketing	2,255	2,803	16,351	21,163	24,176
General and administrative	18,000	10,923	43,827	12,200	11,088
Restructuring costs	—	1,342	7,077	2,924	—
Amortization of goodwill and intangible assets	—	22	1,670	220,742	216,127
Write-off of acquired in-process research and development	—	—	—	—	22,425
Amortization of deferred stock-based compensation	—	10	1,299	1,669	1,256
Excess facilities charges and related asset impairment	5,839	4,022	25,094	9,904	—
Total operating expenses	32,072	25,995	116,391	308,524	323,118
Loss from operations	(31,237)	(20,678)	(106,912)	(276,885)	(295,704)
Interest income (expense), net	2,548	2,228	6,981	15,975	30,196
Other income (expense), net	143	483	(14,037)	(2,762)	(6,137)
Loss from continuing operations before income tax provision	(28,546)	(17,967)	(113,968)	(263,672)	(271,645)
Income tax (benefit) provision	(10,858)	(25)	1,375	625	522
Loss from continuing operations	(17,688)	(17,942)	(115,343)	(264,297)	(272,167)
Income (loss) from discontinued operations, net of tax	64,628	(15,460)	(74,625)	(70,790)	(34,271)
Income (loss) before cumulative effect of a change in accounting principle	46,940	(33,402)	(189,968)	(335,087)	(306,438)
Cumulative effect of a change in accounting principle, net of tax	—	—	(209,289)	—	—
Net income (loss)	$46,940	$(33,402)	$(399,257)	$(335,087)	$(306,438)

	Years ended May 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Basic and diluted net loss per share:
Continuing operations	$(0.17)	$(0.17)	$(1.10)	$(2.49)	$(2.66)
Discontinued operations, basic	$0.61	$(0.15)	$(0.72)	$(0.67)	$(0.33)
Discontinued operations, diluted	$0.59	$—	$—	$—	$—
Cumulative effect of change in accounting principle	$—	$—	$(2.00)	$—	$—
Basic net income (loss) per share	$0.44	$(0.32)	$(3.82)	$(3.16)	$(2.99)
Diluted net income (loss) per share	$0.42	$(0.32)	$(3.82)	$(3.16)	$(2.99)
Shares used in computing basic net income (loss) per share	106,559	104,805	104,500	106,144	102,464
Shares used in computing diluted net income (loss) per share	109,994	104,805	104,500	106,144	102,464

	As of May 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$47,124	$215,876	$261,689	$111,396	$126,989
Working capital(1)	29,746	198,864	232,098	215,427	306,571
Total assets	59,739	237,408	304,968	680,941	1,026,475
Total long-term liabilities	18,577	21,556	24,572	7,721	1,731
Accumulated deficit	(1,257,727)	(1,304,667)	(1,271,265)	(872,008)	(536,921)
Total stockholders’ equity	15,950	188,936	221,510	626,019	949,682
Cash dividends declared per share	$2.10	$—	$—	$—	$—

(1)          Working capital is derived from the current assets less current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Liberate is a provider of software for digital cable television systems. Based on industry standards, Liberate’s software enables cable operators to run multiple services, including high-definition television, interactive programming guide, video on demand, personal video recorders and games, on multiple platforms.

On January 10, 2005, Liberate announced that it had reached an agreement to sell substantially all of the assets of its North America business to Double C Technologies, LLC, a joint venture majority owned and controlled by Comcast Corporation with a minority investment by Cox Communications, Inc. Under the terms of the agreement, the joint venture received substantially all of the assets, including patents and other intellectual property, and assumed certain limited liabilities related to Liberate’s North America business. Liberate received cash consideration of approximately $82 million. The asset sale closed on April 7, 2005.

On March 25, 2005, the Board of Directors of Liberate Technologies declared a one-time special dividend of $2.10 per common share. The special dividend was payable to the holders of record on April 4, 2005 upon the closing of the sale of Liberate’s North America business to Double C Technologies, LLC (the “Double C”) pursuant to the Asset Purchase Agreement with Double C. The Double C transaction closed on April 7, 2005. The special dividend, which was approximately $223.0 million, was paid on April 8, 2005. Liberate made equitable adjustments to outstanding awards under its existing equity based incentive plans in order to take account of the special dividend.

On July 12, 2005, we completed the sale of substantially all of the assets relating to our business outside of North America to SeaChange International, Inc. Following the transaction, we have no current operating product or services business. We will continue to operate Liberate to resolve existing liabilities, prosecute and defend pending litigation and pursue other claims as appropriate that we may have against third parties, and dispose of non-operating assets to maximize shareholder interest. Although our board of directors has not yet made any determination, we also will continue from time to time to evaluate and potentially explore all available alternatives including a dissolution and liquidation of Liberate, a share repurchase, an extraordinary dividend or other transactions to maximize stockholder value. We believe that our cash, together with the proceeds from Asset Sales, will be sufficient to meet our working capital requirements for the next twelve months. In fiscal 2006, we expect to continue to use net cash to fund our operating activities.

Completion of Restatement of Liberate’s Financial Statements

In late 2002, our audit committee, composed of independent outside directors, retained independent counsel to review the revenue reported during our fiscal year ended May 31, 2002. On November 21, 2002, we announced that we had discovered facts that called into question the appropriateness and timing of revenue recognition for various transactions that accounted for a total of approximately $10 million in revenue during fiscal 2002. While our audit committee’s investigation was pending, we were not able to file our quarterly reports on Form 10-Q, and as a result we were delisted from Nasdaq on January 16, 2003.

Our audit committee completed its investigation in September 2003, and we restated our financial statements for the fiscal year ended May 31, 2002 and for the quarters ended November 30, 2001, February 28, 2002, and May 31, 2002. We also revised our financial statements for the quarter ended August 31, 2002, which had been previously announced in a press release. In September 2003, two members of the audit committee resigned and were replaced on the committee by two other independent directors. The financial statements and related information contained in this report include the effects of the restatement of those historical financial statements. For further information regarding the restatement, see our amended annual report on Form 10-K/A for our fiscal year ended May 31, 2002.

Filing and Dismissal of Voluntary Petition for Reorganization Under Chapter 11 of U.S. Bankruptcy Code

On April 30, 2004, Liberate filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The landlord of Liberate’s former headquarters in San Carlos, California filed a motion to dismiss the case, and on September 8, 2004, the bankruptcy court issued a ruling dismissing Liberate’s bankruptcy case. The bankruptcy court ruled that Liberate had cash well in excess of its liabilities and did not need bankruptcy protection to avoid wasteful liquidation of its assets. Liberate appealed this ruling in the United States District Court for the Northern District of California, but later stipulated to a voluntary dismissal of the appeal. The Court granted the stipulation of dismissal and dismissed the appeal with prejudice on January 14, 2005. Accordingly, Liberate will not be able to realize the previously anticipated savings or other benefits of a Chapter 11 proceeding as disclosed in our Form 10-K for the fiscal year ending May 31, 2004.

Filing of Going Private Proxy Statement

On June 23, 2005, Liberate filed with the Securities and Exchange Commission a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on a 1-for-250,000 reverse stock split immediately followed by a 250,000-for-1 forward stock split of Liberate’s common stock (the “Reverse/Forward Stock Split”). If approved, the Reverse/Forward Stock Split should enable Liberate to complete the going private transaction provided there will be fewer than 300 registered holders of common stock. This will permit Liberate to discontinue the obligations of filing annual and periodic reports and make other filings with the SEC.

Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in definitive form by the SEC Liberate will mail copies to all of its stockholders, describing all of the material terms of the Reverse/Forward Stock Split. Liberate intends to effect the Reverse/Forward Stock Split as soon as possible thereafter.

Discontinued Operations

In April 2005, we completed the sale of substantially all of the assets of our North America business to Double C Technologies, LLC, a joint venture majority owned and controlled by Comcast Corporation with a minority investment by Cox Communications, Inc. for approximately $82 million. The sale included substantially all of the assets, including patents and other intellectual property, and the assumption of certain limited liabilities related to the North America business. We recognized a gain on the sale of the North America business of $88.9 million in the fourth quarter of fiscal 2005.

Pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, amounts in our audited consolidated financial statements and the related notes, included in Item 8, have been reclassified to reflect the discontinued operations of our North America business OSS and Bill-Care. Operating results for the discontinued operations are reported, net of tax, under “Loss from discontinued operations” on the consolidated statement of operations. We reclassified $(425,000), $3.3 million and $13.9 million of revenue and $23.8 million, $28.3 million and $88.3 million of expense as part of discontinued operations for fiscal 2005, 2004 and 2003, respectively, relating to the sale of our North America business. See Note 4 in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to doubtful accounts, investments, goodwill, intangible assets, excess facilities charges, asset impairment, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Overview.   Our revenues are derived from fees for licenses of our software, royalties, consulting services, and product maintenance and support. Our revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and Staff Accounting Bulletin No. 104, “Revenue Recognition”.

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

We recognize revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance or consulting services. The determination of fair value is based on objective evidence, which is specific to us. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized under the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. However, if such undelivered elements consist of services that are essential to the functionality of the software, we recognize license and services revenues using contract accounting, pursuant to SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. If license arrangements include the rights to unspecified future products, revenue is recognized ratably over the contractual or estimated economic term of the arrangement. We recognize royalty revenues when a network operator reports that it has shipped or activated products or its rights to deploy such products expire.

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

Service revenues also include reimbursable expenses billed to customers in accordance with EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred,” which generally requires that a company recognize travel expenses and other reimbursable expenses billed to customers as revenue. With the adoption of EITF 01-14, we recognize reimbursable expenses as service revenues when there is an agreement to bill the customer for the expenses, the expenses have been incurred and billed, and collection is probable.

Deferred Costs Related to Warrants

We value warrants based on their estimated fair value using the Black-Scholes pricing model as of the earlier of the date that the warrants are earned or the date that it becomes likely that they will be earned. Under the requirements of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we revalue warrants if appropriate. We record the value of warrants as deferred costs, a non-current asset on our Consolidated Balance Sheet and amortize deferred costs over the estimated economic life of the arrangements under which the warrants are issued. As of May 31, 2005 the deferred costs had been fully amortized.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review warrants for impairment whenever events or changes in circumstances indicate that the carrying amount of the warrants may not be recoverable. An assessment of warrants for impairment is subjective by nature, and significant management judgment is required to forecast future revenue streams and projected cash flows. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of warrants.

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

Marketable Securities

All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Short-term marketable securities are those with maturities greater than 90 days but less than one year. Long-term marketable securities have original maturities greater than one year. Unrealized gains and losses on marketable securities are reported net of related taxes as a separate component of stockholders’ equity. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification method.

Equity Investments

In fiscal 2003, we had invested $18.8 million in a number of private companies. We consider various factors in determining whether we should recognize an impairment charge related to our equity investments. These factors include an entity’s cash available for operations, performance to budget, general business condition, ability to obtain additional working capital, and overall business plan. Deteriorating financial conditions of the companies in which we have invested coupled with the difficult equity financing market led to write-downs in our equity investments. As a result of our assessments, we recorded impairment charges for other-than-temporary declines in value of $1.4 million in fiscal 2002 and $12.1 million in fiscal 2003. As of May 31, 2004 and 2005, the carrying values of our equity investments were zero.

Property and Equipment

We record property and equipment at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets of two to five years. We amortize leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the improvements using the straight-line method.

Excess Facilities Charges and Related Asset Impairment

We evaluate our facilities and related long-lived assets for impairment in accordance with SFAS 144. Significant management judgment is required in order to estimate the magnitude of the excess facilities charges and related asset impairment. These estimates are based on many factors, including current real estate market rates and conditions, anticipated occupancy rates, and forecasted future sublease income. As of January 1, 2003, we adopted SFAS No. 146, “Accounting for Exit or Disposal Activities,” which addresses accounting for and reporting costs associated with exit or disposal activities, including excess facilities charges and related asset impairment associated with reductions in force, and nullifies EITF 94-03. See Note 14 in the Notes to Consolidated Financial Statements.

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

Litigation

Our management’s estimated range of liability related to pending litigation is based on claims for which we can estimate the amount and range of loss with a reasonable degree of confidence. We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we specifically accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time the accrual is recorded. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. We recognize litigation expenses in the period in which the litigation services were provided. See Notes 2 and 11 in the Notes to Consolidated Financial Statements.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax liabilities and assets are determined based on the differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the period in which the differences are expected to be reversed. We are required to estimate our income tax liability in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposures and assess the temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We regularly assess whether we will likely be able to use these tax assets and if we determine that we are not likely to be able to use them, we will record a valuation allowance that offsets their full value. We concluded that a full valuation allowance was required for fiscal 2005, 2004 and 2003. See Note 2 in the Notes to Consolidated Financial Statements.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. The additional disclosures requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock option is less than market price of the underlying stock at the date of grant. We have not recorded compensation expenses in the periods presented because stock options were granted at their fair market value on the date of grant.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) addresses the accounting for share-based payment transactions with employees and requires companies to expense the value of employee stock options and similar awards. SFAS 123(R) requires stock based compensation of the share-based payment to be measured at fair value on the date that the company grants the awards to employees with the first annual period after June 15, 2005. The expense should be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting. We are required to adopt SFAS 123(R) in Q1 of fiscal 2007.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 covers key topics related to the implementation of SFAS 123(R) which include the valuation models, expected volatility, expected option term, income tax effects of SFAS 123(R), classification of stock-based compensation cost, capitalization of compensation costs and disclosure requirements. Although we do not expect to grant any future options, the Company is currently assessing the impact SFAS 123(R) will have on our financial statements. See Note 2 in the Notes to Consolidated Financial Statements.

Results of Operations

Revenues

For fiscal 2005, 2004 and 2003, we generated license and royalty revenues by licensing our client and server software products, applications, and tools, primarily to network operators that provide television services, and, in a small number of cases, to set-top box manufacturers. We generated service revenues from consulting, maintenance, and other services provided in connection with those licenses. The adoption of EITF 01-09, and EITF 01-14 in December 2001 has affected our presentation of all revenue components for the past and current periods reported in this report. See Note 2 in the Notes to Consolidated Financial Statements.

Following the Asset Sales, we do not have any significant product or services business, and therefore we do not expect significant future revenues..

Total revenues for the periods reported were as follows (in thousands):

	Years ended May 31,
	2005	2004	2003
Total revenues	$2,344	$7,905	$14,998
Decrease, year over year	$(5,561)	$(7,093)
Percentage increase (decrease), year over year	(70)%	(47)%

As a result of the sale of our North America business, domestic revenues have been reclassified to discontinued operations. All revenues for the periods being presented have been derived from our international customers.

License and Royalty.   License and royalty revenues for the periods reported were as follows (in thousands):

	Years ended May 31,
	2005	2004	2003
License and royalty revenues	$978	$2,172	$4,225
Percentage of total revenues	42%	27%	28%
Decrease, year over year	$(1,194)	$(2,053)
Percentage decrease, year over year	(55)%	(49)%

License and royalty revenues decreased in absolute dollars from fiscal 2004 to fiscal 2005 due to lower license revenues from our existing customers. In addition there were no software licenses sold to new customers during fiscal 2005. At the end of fiscal 2004, two significant customers transitioned from the up-front license revenue model to a monthly subscription revenue model (for which we have not taken any subscription revenues). These amounts are currently included in deferred revenues on our consolidated balance sheet.

License and royalty revenues decreased in absolute dollars from fiscal 2003 to fiscal 2004 due to lower sales of new software licenses.

Because of the Asset Sales, we have no significant product or services business and therefore we don’t expect any significant license and royalty revenues in the future.

Service.   Service revenues for the periods reported were as follows (in thousands):

	Years ended May 31,
	2005	2004	2003
Service revenues	$1,366	$5,733	$10,773
Percentage of total revenues	58%	73%	72%
Decrease, year over year	$(4,367)	$(5,040)
Percentage decrease, year over year	(76)%	(47)%

Service revenues decreased in absolute dollars from fiscal 2004 to fiscal 2005 due to a decline in support revenue. Support revenues declined because two large customers transitioned to subscription license agreements, that don’t provide separate support revenues.

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

Service revenues increased as a percentage of total revenues reflecting the significant drop in licensing and royalty revenues. Due to the Asset Sales, we have no significant product or services business and therefore expect no significant services revenue in the future.

Cost of Revenues

Total cost of revenues for the periods reported was as follows (in thousands):

	Years ended May 31,
	2005	2004	2003
Cost of revenues	$1,509	$2,588	$5,519
Percentage of total revenues	64%	33%	37%
Decrease, year over year	$(1,079)	$(2,931)
Percentage decrease, year over year	(42)%	(53)%

License and Royalty.   Cost of license and royalty revenues consists primarily of costs incurred for licenses and support of third-party technologies that are incorporated in our products. Cost of license and royalty revenues for the periods reported was as follows (in thousands):

	Years ended May 31,
	2005	2004	2003
Cost of license and royalty revenues	$3	$265	$715
Percentage of license and royalty revenues	—%	12%	17%
Decrease, year over year	$(262)	$(450)
Percentage decrease, year over year	(99)%	(63)%

Cost of license and royalty revenues decreased in absolute dollars from fiscal 2004 to fiscal 2005 due to the decrease in license and royalty revenues.

Cost of license and royalty revenues decreased in absolute dollars from fiscal 2003 to fiscal 2004 due to the decrease in license and royalty revenues during fiscal 2004.

Service.   Cost of service revenues consists primarily of salary and other related costs for employees and external contractors. Cost of service revenues for the periods reported was as follows (in thousands):

	Years ended May 31,
	2005	2004	2003
Cost of service revenues	$1,506	$2,323	$4,804
Percentage of service revenues	110%	41%	45%
Decrease, year over year	$(817)	$(2,481)
Percentage decrease, year over year	(35)%	(52)%

Cost of service revenues decreased in absolute dollars from fiscal 2004 to fiscal 2005 primarily due to personnel reductions in the support and professional services groups which decreased employee related expenses by $403,000 and facilities and shared expenses, which includes corporate overhead by $414,000.

Cost of service revenues decreased in absolute dollars from fiscal 2003 to fiscal 2004 primarily due to the restructuring of the professional services group, resulting in compensation and employee benefits reductions of $2.2 million and a decrease in the use of external contractors by $86,000.

Operating Expenses

The operating expenses described below have all been adjusted for discontinued operations associated with the North America business , OSS and Bill-Care for all periods presented.

Research and Development.   Research and development expenses consist primarily of salary, employee-related expenses, and costs for external contractors for development support, not directly related to development. Research and development expenses were as follows (in thousands):

	Years ended May 31,
	2005	2004	2003
Research and development	$5,978	$6,873	$21,073
Percentage of total revenues	255%	87%	141%
Decrease, year over year	$(895)	$(14,200)
Percentage increase, year over year	13%	67%

Research and development expenses decreased from fiscal 2004 to fiscal 2005. This decrease was primarily due a decrease in employee related expenses of $475,000, a decrease in outside contractor expenses of $229,000 and a decrease in computer and communications costs of $507,000. These decreases were offset by increases in facilities, shared expenses and other costs of $316,000.

Research and development expenses decreased from fiscal 2003 to fiscal 2004 due to continued restructuring of our research and development operation. Employee-related expenses decreased by $9.1 million, facilities and shared expenses decreased by $3.3 million, external contractor costs decreased by $449,000, computer and communications costs decreased by $1.0 million and professional services and other costs decreased by $354,000.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries and other employee-related expenses for sales support and marketing personnel, public relations and marketing materials. Sales and marketing expenses were as follows (in thousands):

	Years ended May 31,
	2005	2004	2003
Sales and marketing	$2,255	$2,803	$16,351
Percentage of total revenues	96%	35%	109%
Decrease, year over year	$(548)	$(13,548)
Percentage decrease, year over year	(20)%	(83)%

Sales and marketing expenses decreased from fiscal 2004 to fiscal 2005 primarily due to a decrease in outside contractor costs of $160,000, a decrease in computer and communications costs of $193,000, and a decrease in facilities and shared expenses of $311,000. These decreases were partially offset by an increase in employee related expenses of $115,000.

Sales and marketing expenses decreased from fiscal 2003 to fiscal 2004 primarily due to a reduction in headcount, resulting in reduced employee-related expenses of $8.8 million, reduced marketing expenses of $1.6 million, reduced facilities and shared expenses of $2.2 million, and reduced professional services costs of $505,000.

As a result of the Asset Sales, we have no significant operating product or services business thus we expect that our sales and marketing expenses will be insignificant.

General and Administrative.   General and administrative expenses consist primarily of salaries and other employee-related expenses for corporate development, finance, human resources, and legal employees; outside legal and other professional fees. General and administrative expenses for the periods reported were as follows (in thousands):

	Years ended May 31,
	2005	2004	2003
General and administrative	$18,000	$10,923	$43,827
Percentage of total revenues	768%	138%	292%
Increase (decrease), year over year	$7,077	$(32,904)
Percentage increase, year over year	65%	(75)%

General and administrative expenses increased from fiscal 2004 to fiscal 2005 due to higher salaries and employee related expenses of $1.5 million, most of which was the result of the vesting of employee stock options and stock units following the close of the asset sale to Double C in Q4 FY05 . In addition, legal and professional services were significantly higher by $5.9 million, primarily due to legal and investment banking costs related to the sale of the North America business and special dividend of $2.10 per share paid in April 2005, ongoing litigation and the cost of Sarbanes-Oxley compliance. These increases were offset by a decrease in facilities and shared expenses of $530,000.

General and administrative expenses decreased by $32.9 million from fiscal 2004 to fiscal 2003. Fiscal 2003 costs were significantly higher than fiscal 2004 primarily due to a $25.0 million estimated liability associated with our shareholder litigation; there was no such expense in fiscal 2004 or fiscal 2005. In addition, general and administrative expenses decreased from fiscal 2003 to fiscal 2004, in part due to the restructuring of our business, resulting in decreases in employee related expenses, depreciation and other costs. We incurred significant legal expenses in fiscal 2003 and 2004 in connection with the accounting restatement and resulting shareholder litigation and SEC investigation and other matters. In addition, for fiscal 2004 we incurred legal expenses in connection with the Chapter 11 bankruptcy proceedings.

Following the Asset Sales, we believe that general and administrative expenses will be lower, however costs to resolve existing liabilities, prosecute and defend pending litigation and pursue other claims as appropriate that we may have against third parties, and dispose of non-operating assets to maximize shareholder interests will continue to be substantial.

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

In fiscal 2005, we did not record any restructuring costs. We recorded $1.3 million and $7.1 million of restructuring costs for fiscal 2004 and 2003, respectively, which consisted of employee severance and related expenses.

Amortization of Goodwill and Intangible Assets.   Goodwill and intangible assets represent the purchase price of companies that we have acquired in excess of identified tangible assets. Intangible assets are amortized over three years. See Note 5 in the Notes to Consolidated Financial Statements. From our inception through May 31, 2005, we have recorded goodwill and intangible assets related to four acquisitions:

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

In June 2002, we adopted SFAS 142. In accordance with the provisions of SFAS 142, goodwill is no longer subject to amortization, therefore eliminating amortization expense of $202.6 million for fiscal 2003. In fiscal 2004, we amortized the remaining value of the intangibles related to MoreCom, bringing the book value to zero at the end of fiscal 2004. See Note 3 in the Notes to Consolidated Financial Statements.

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

The decrease in amortization for deferred stock-based compensation for each of the fiscal years was attributable to employee terminations and, to a lesser extent, to the completion of vesting of certain employee options. In fiscal 2003 we amortized $1.3 million of deferred stock-based compensation. During fiscal 2004, the remainder of the deferred stock-based compensation was amortized.

Excess Facilities Charges and Related Asset Impairment.   We have an existing commitment to lease office space at our former headquarters in San Carlos, California significantly in excess of our needs for the foreseeable future and do not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future. In fiscal 2005, we recorded excess facilities charges of $5.8 million. This charge was primarily based on additional space vacated in Q4 FY04. We took the charge in Q1 FY05 due to the fact that we were in bankruptcy at May 31, 2004. In September 2004, the Bankruptcy Court

issued a ruling dismissing our bankruptcy case, which removed the uncertainty that existed at May 31, 2004. In addition, during FY05, we recorded charges related to an amendment of sublease income estimates and a revision of the estimated future cash flows discounted at the original effective interest rate.

In fiscal 2004, we recorded additional excess facilities charges of $4.0 million, which included the write-off of the remaining leasehold improvements related to the San Carlos, California facility and adjustments to our previous estimates of sublease income. In fiscal 2003, we recorded excess facilities charges and related asset impairment of $25.1 million, of which $22.5 million was related to excess facilities and $2.6 million was related to certain long-lived assets, including leasehold improvements.

Interest Income, Net

Interest income, net consists of interest earned on our cash, cash equivalents and short-term and long-term investments, and is netted against interest expense related to capital leases. Interest income, net for the periods reported was as follows (in thousands):

	Years ended May 31,
	2005	2004	2003
Interest income (expense), net	$2,548	$2,228	$6,981
Percentage of total revenues	109%	28%	47%
Increase (decrease), year over year	$320	$(4,753)
Percentage increase (decrease), year over year	14%	(68)%

Interest income, net increased from fiscal 2004 to fiscal 2005 primarily due to higher interest rates, offset by lower cash balances. Interest income, net decreased from fiscal 2003 to fiscal 2004 primarily due to lower cash balances, declining interest rates, and the reinvestment of some of our longer-term investments previously invested at higher yields. Interest income is expected to decline in future periods because of lower cash balances following the payment of special dividends in April 2005 and July 2005.

Other Income (Expense), Net

Other income (expense), net consists of write-downs of equity investments that have been permanently impaired, losses on disposals of fixed assets, re-measurement gains and losses from the operations of our foreign subsidiaries and foreign currency exchange gains and losses and other non-operating income and expenses. The components of other income (expense), net for the periods reported was as follows (in thousands):

	Years ended May 31,
	2005	2004	2003
Other income (expense)	$318	$48	$230
Loss on equity investments	—	—	(12,128)
Gain (loss) on fixed assets	14	(149)	(408)
Foreign exchange gain (loss)	(189)	584	(1,731)
Other income (expense), net	$143	$483	$(14,037)
Percentage of total revenues	6%	6%	94%
Increase (decrease), year over year	$(340)	$14,520
Percentage increase (decrease), year over year	(70)%	103%

The decrease in other income, net from fiscal 2004 to fiscal 2005 was due to re-measurement losses from foreign currencies offset by other non-operating income items.

Other income of $483,000 in fiscal 2004 was primarily due to re-measurement gains from British pounds and Canadian dollars.

Other expense of $14.0 million in fiscal 2003 was primarily due to a write-down of equity investments of $12.1 million and foreign exchange losses of $1.7 million. Deteriorating financial conditions of the companies in which we have invested coupled with the difficult equity financing market led to the write-downs in fiscal 2003. See Note 2 in the Notes to Consolidated Financial Statements.

Income Tax Provision

Income tax provision (benefit) consists of foreign withholding tax expense, foreign and state income taxes, and the recognition of current operating losses. The income tax provision (benefit) for the periods reported was as follows (in thousands):

	Years ended May 31,
	2005	2004	2003
Income tax provision (benefit)	$(10,858)	$(25)	$1,375

The income tax benefit for fiscal 2005 primarily resulted from the recognition of tax benefits from current operating losses resulting from the gain from discontinued operations.

The income tax provision decreased from fiscal 2003 to 2004 primarily due to lower foreign and state incomes taxes resulting from the restructuring of our business and the receipt of tax credits related to foreign research and development. See Note 16 in the Notes to Consolidated Financial Statements.

Discontinued Operations

In May 2003, we sold Bill-Care, a business unit of Sigma Systems we acquired in August 2002. In November 2003, we sold the OSS business and related assets, which we had also acquired in August 2002. Operating results for Bill-Care and OSS as reported in the financial statements and related notes have been reclassified to reflect these discontinued operations. Operating results for the discontinued operations are reported, net of tax, under “Loss from discontinued operations” on the consolidated statement of operations beginning in our fourth quarter of fiscal 2003. For fiscal 2004 and fiscal 2003, the loss from discontinued operations was $3.1 million and $50.1 million, respectively. Related assets and liabilities are classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the Consolidated Balance Sheets. See Note 4 in the Notes to Consolidated Financial Statements.

In April 2005, we completed the sale of substantially all of the assets of our North America business to Double C Technologies, LLC, a joint venture majority owned and controlled by Comcast Corporation with a minority investment by Cox Communications, Inc. for approximately $82 million. The sale included substantially all of the assets, including patents and other intellectual property, and the assumption of certain limited liabilities related to the North America business. For fiscal 2005, 2004 and fiscal 2003, the loss included in discontinued operations related to the sale of the North America business was $24.3 million, $21.9 million and $24.4 million, respectively. We recognized a gain on the sale of the North America business of $88.8 million in the fourth quarter of fiscal 2005.

Pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, amounts in our audited consolidated financial statements and the related notes, included in Item 8, have been reclassified to reflect the discontinued operations of our North America business OSS and Bill-Care. Operating results for the discontinued operations are reported, net of tax, under “Loss from discontinued operations” on the consolidated statement of operations. We reclassified $($425,000), $3.3 million and $13.9 million of revenue and $23.8 million, $28.3 million and $88.3 million of expense as part of discontinued operations for fiscal 2005, 2004 and 2003, respectively. We recognized a gain on the sale of discontinued operations of $88.9 million and $9.5 million for fiscal 2005 and 2004, respectively. For fiscal 2003, we recognized a loss of $177,000 on the sale of discontinued operations. See Note 4 in the Notes to Consolidated Financial Statements.

Change in Accounting Principle

On June 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Upon adoption, we evaluated goodwill and other intangible assets for impairment with the assistance of an outside valuation firm. At that time, we operated within one reporting unit, as defined by SFAS 142, and therefore, goodwill was considered to be an enterprise-level asset. As required under SFAS 142, we first compared the book value of the enterprise to the fair value. We determined that our market capitalization was a good indicator of fair value, and to verify this, we analyzed the enterprise value-to-revenue multiples of several public companies and we also performed a discounted cash flow analysis. We failed the SFAS 142 Step 1 test. We then proceeded to Step 2, starting with the value obtained in Step 1. The net result was an implied negative goodwill value as of June 1, 2002. Based on the results of this analysis, we recorded a charge of $209.3 million in fiscal 2003, which is reflected as “Cumulative effect of change in accounting principle” in our statement of operations.

Liquidity and Capital Resources

Cash Flows

Our principal source of liquidity as of May 31, 2005 was cash, cash equivalents and liquid investments of $47.1 million. In addition, we had $4.4 million of restricted cash that primarily secures obligations under two office leases.

Cash Flows From Operating Activities.   For fiscal 2005, net cash used in operating activities of $33.9 million included net income of $46.9 million, which included non-cash profits of $82.3 million from a gain on the sale of discontinued operations and $2.5 million of non-cash adjustments to reconcile net gain to net cash used in operating activities. Other uses of cash included a $1.9 million decrease in accrued liabilities, a $3.0 million decrease in other long term liabilities, a $3.5 million increase in prepaid expenses and other current assets and $2.0 million decrease in accounts payable. These uses were offset by a $8.7 million increase in deferred revenue, a $337,000 decrease in accounts receivable, a $101,000 decrease in other assets and $114,000 increase in accrued payroll and related expenses.

For fiscal 2004, net cash used in operating activities of $54.7 million included a net loss of $33.4 million, which included $6.0 million of non-cash adjustments to reconcile net loss to net cash used in operating activities. Other uses of cash included a $23.2 million decrease in accrued liabilities (including $17.9 million payment of premium on a loss mitigation insurance policy related to shareholder litigation), a $3.0 million decrease in other long term liabilities, a $2.0 million decrease in deferred revenues and $1.1 million decrease in accrued payroll and related expenses. These uses were offset by a $1.2 million increase in accounts payable and a $706,000 decrease in accounts receivable.

For fiscal 2003, net cash used in operations was $81.2 million. The net loss of $399.3 million included a cumulative effect of change in accounting principle of $209.3 million, non-cash charges of $34.3 million from discontinued operations and $47.0 million of other non-cash charges to reconcile net loss to net cash used in operations. Other uses of cash included a $3.0 million decrease in accrued payroll and related expenses, $2.1 million decrease in other long-term liabilities, a $2.9 million decrease in deferred revenues and a $537,000 decrease in accounts payable. These uses were offset by a $9.6 million decrease in accounts receivable due to lower revenue, $3.7 million decrease in prepaid expenses and other current assets, a $22.1 million increase in accrued liabilities (related to our excess facilities) and $513,000 decrease in other assets.

Cash Flows From Investing Activities.   For fiscal 2005, net cash provided by investing activities of $88.4 million included $82.0 million proceeds from the sale of our North America business and a $6.5 million decrease in restricted cash.

For fiscal 2004, net cash provided by investing activities of $7.0 million included $8.1 million proceeds from the sale of our BillCare and OSS businesses and $616,000 of net proceeds from investments, offset by a $1.6 million increase in restricted cash.

For fiscal 2003, net cash provided by investing activities of $240.2 million included $279.3 million of proceeds received from the maturing of investments and $1.4 million of proceeds from notes receivable, net, offset by $38.1 million (net of cash received) used to acquire Sigma Systems and $1.8 million used to purchase equity investments.

Cash Flows From Financing Activities.   For fiscal 2005, net cash used for financing activities of $223.9 was primarily from the payment of special dividend during Q4FY05 in the amount of $222.8 million.

For fiscal 2004, net cash provided by financing activities of $3.0 million was primarily from the issuance of common stock and a $608,000.increase in short-term borrowing from the bank in connection with our San Carlos facility.

For fiscal 2003, net cash used in financing activities of $9.8 million was primarily for the repurchase of our common stock from Cisco.

Cash Requirements

Since our incorporation, we raised a significant amount of capital by selling small equity positions to a number of investors, by issuing shares of our stock to the public, by conducting a secondary public offering, and through private offerings of our stock. In addition to funding normal operating expenses, we anticipate that we will use this cash to finance our operations and pay outstanding commitments. We believe that our cash, together with the proceeds from Asset Sales, will be sufficient to meet our working capital requirements for the next twelve months. In fiscal 2006, we expect to continue to use net cash to fund our operating activities.

Contractual Obligations

A summary of our future contractual obligations as of May 31, 2005, primarily on our former headquarters in San Carlos, California and our current headquarters in San Mateo, California is as follows (in thousands):

		Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases	$36,517	$9,151	$17,507	$9,859	$—
Total contractual obligations	$36,517	$9,151	$17,507	$9,859	$—

As a result of the assumption of the lease for the San Mateo, California office by SeaChange, in connection with the sale of our Non-North America business, our future contractual obligations will be reduced by approximately $1.3 million.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of May 31, 2005.

Subsequent Events

Sale of Non-North America business

On July 12, 2005, Liberate Technologies, completed the previously announced sale of substantially all of the assets of its Non-North America business to SeaChange International, Inc. (“SeaChange”). SeaChange acquired certain assets and assumed certain limited liabilities relating to the business outside of North America. Liberate received cash consideration of approximately $23.5 million in connection with the completion of the asset sale to SeaChange. The sale was made pursuant to the Asset Purchase Agreement, dated as of April 15, 2005. Additionally, there was a contingent success fee of approximately $411,000 payable to Allen & Company (advisors to the transaction) upon consummation of the sale. This fee will be recorded as an expense in Q1 FY06.

Dividend of $0.15 per Common Share

On June 15, 2005, the Board of Directors of Liberate declared a one-time dividend of $0.15 per common share. The dividend was payable to the holders of record on June 27, 2005 upon the closing of the sale of Liberate’s Non-North America business to SeaChange pursuant to the terms of the Asset Purchase Agreement, dated as of April 15, 2005. The SeaChange transaction closed on July 12, 2005. As required by the NASD rules, the ex-dividend date will be set one business day after the payment date. The dividend, totaling $16.6 million, was paid on July 13, 2005.

Executive Management Retention Bonuses

On June 15, 2005, the Board of Directors of Liberate Technologies (“Liberate”) approved payments in connection with amendments to existing employee retention agreements that were entered into as of March 14, 2003, by Liberate and each of Messrs. David Lockwood, Liberate’s Chairman and Chief Executive Officer, Philip Vachon, President—Liberate International, Gregory S. Wood, Liberate’s Executive Vice President and Chief Financial Officer, and Patrick Nguyen, Liberate’s Executive Vice President—Corporate Development (collectively, the “Executives”). Under the terms of the employee retention agreements, each Executive was entitled to a severance payment upon a Change in Control (as defined therein) that is followed within one year by an Actual or Constructive Termination (as defined therein) of employment of such Executive. As a result of the sale of the North America business to Double C Technologies, LLC on April 7, 2005, each Executive may be entitled to constructively terminate his employment and receive a severance payment. The Board has determined that Liberate’s continuing operations would benefit from continuing employment of such Executives, and has approved the amendment of their employee retention agreements effective as of June 15, 2005 (the “Effective Date”) so that the Executives will no longer be required to have terminated employment to be entitled to the payments thereunder. Instead, Liberate will pay each Executive the amount he would otherwise have been entitled to had such Executive’s employment been terminated pursuant to the terms of those agreements, at which time, the agreements will terminate and the Executives will not be entitled to any further payments or benefits thereunder.

Pursuant to the employee retention agreements as so amended, Liberate made such payments to the Executives within thirty days following the Effective Date. The value of the payment amounts pursuant to the employee retention agreements remain unchanged, which payment amount for each Executive will be equal to twice the Executive’s total taxable compensation for the prior fiscal year, with a minimum payment of $500,000, and a maximum payment of $750,000. The payments were made on June 17, 2005 and July 14, 2005.

Filing of Going Private Proxy Statement

On June 23, 2005, Liberate filed with the Securities and Exchange Commission a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on a 1-for-250,000 reverse stock split immediately followed by a 250,000-for-1 forward stock split of Liberate’s common stock (the “Reverse/Forward Stock Split”). If approved, the Reverse/Forward Stock Split should enable Liberate to complete the going private transaction provided there will be fewer than 300 registered holders of common stock. This will permit Liberate to discontinue the obligations of filing annual and periodic reports and make other filings with the SEC.

Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in a definitive form by the SEC and are, Liberate will mail copies to all of its stockholders, describing all of the material terms of the Reverse/Forward Stock Split. Liberate currently intends to effect the Reverse/Forward Stock Split as soon as possible thereafter.

Letter of Credit Established

On June 23, 2005, Liberate established a letter of credit in the amount of $8.8 million with Circle Star Center Associates named as the beneficiary as a security deposit for our former headquarters in San Carlos, California. In order to secure our obligations with the bank, we established a certificate of deposit for $8.8 million. This arrangement replaces a letter of credit with another banking institution, and replenishes the letter of credit to the level required in the lease agreement.

Employee Discretionary Cash Bonuses

On July 14, 2005, the Compensation Committee of the Board of Directors of Liberate Technologies, a Delaware corporation (the “Registrant”) approved the payment of a one-time discretionary cash bonus in recognition of employment performance to nine of the Registrant’s remaining employees including executives, finance and administrative staff in the aggregate amount of $1,480,000. Specifically, the Compensation Committee approved cash bonus payments to the following executive officers: $325,000 to each of David Lockwood, Chief Executive Officer, Gregory Wood, Executive Vice President and Chief Financial Officer, and Patrick Nguyen, Executive Vice President of Corporate Development, and $200,000 to Phil Vachon, President—Liberate International.

Quarterly Results of Operations (Unaudited)

The following table incorporates the unaudited consolidated quarterly financial data from the periods indicated. We derived this table from our consolidated financial statements, and, in our opinion, it includes all adjustments, which consist of only normal recurring adjustments, necessary to present fairly the financial results for the periods.

Consolidated Statements of Operations
(In thousands)
Unaudited

	Quarters Ended
	May 31, 2005	Feb. 29, 2005	Nov. 30, 2004	Aug. 31, 2004	May 31, 2004	Feb. 29, 2004	Nov. 30, 2003	Aug. 31, 2003
Revenues:
License and royalty	$52	$169	$97	$660	$1,463	$557	$(163)	$315
Service	158	403	189	616	1,136	1,376	1,227	1,994
Total revenues	210	572	286	1,276	2,599	1,933	1,064	2,309
Cost of revenues
License and royalty	(5)	1	4	3	(24)	112	112	65
Service	338	215	228	725	800	579	512	432
Total cost of revenues	333	216	232	728	776	691	624	497
Gross margin	(123)	356	54	548	1,823	1,242	440	1,812
Operating expenses:
Research and development	2,293	1,202	1,266	1,217	1,253	2,027	1,588	2,005
Sales and marketing	936	255	555	509	(217)	587	1,003	1,430
General and administrative	8,689	2,887	2,714	3,710	488	2,960	3,873	3,602
Restructuring costs	—	—	—	—	(40)	85	881	416
Amortization of goodwill and intangible assets	—	—	—	—	—	—	—	22
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	10
Excess facilities charges and related asset impairment	(269)	486	1,206	4,416	3,429	—	593	—
Total operating expenses	11,649	4,830	5,741	9,852	4,913	5,659	7,938	7,485
Loss from operations	(11,772)	(4,474)	(5,687)	(9,304)	(3,090)	(4,417)	(7,498)	(5,673)
Interest income (expense), net	347	1,026	627	548	532	504	574	618
Other income (expense), net	360	113	(176)	(154)	(140)	1,216	(246)	(347)
Loss from continuing operations before income tax provision	(11,065)	(3,335)	(5,236)	(8,910)	(2,698)	(2,697)	(7,170)	(5,402)
Income tax provision (benefit)	(10,869)	(32)	39	4	(129)	—	—	104
Loss from continuing operations	(196)	(3,303)	(5,275)	(8,914)	(2,569)	(2,697)	(7,170)	(5,5,06)
Income (loss) from discontinued operations, net of tax	75,461	(4,561)	(2,857)	(3,415)	(2,232)	(4,775)	(1,373)	(7,080)
Net income (loss)	$75,265	$(7,864)	$(8,132)	$(12,329)	$(4,801)	$(7,472)	$(8,543)	$(12,586)
Basic net income (loss) per share	$0.69	$(0.07)	$(0.08)	$(0.12)	$(0.05)	$(0.07)	$(0.08)	$(0.12)
Diluted net income (loss) per share	$0.68	$(0.07)	$(0.08)	$(0.12)	$(0.05)	$(0.07)	$(0.08)	$(0.12)
Shares used in computing basic net income (loss) per share	108,936	105,911	105,742	105,623	105,495	105,204	104,515	104,006
Shares used in computing diluted net income (loss) per share	109,994	105,911	105,742	105,623	105,495	105,204	104,515	104,006

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, “Accounting for Asset Retirement Obligations.” FAS 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. Liberate adopted FAS 143 for the quarter ended November 30, 2003. The adoption of this pronouncement did not materially affect our financial condition, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that involuntarily terminated employees receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 prospectively changes the timing of when restructuring charges are recorded from the commitment date to the date that liability is incurred. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of annual periods ending after December 15, 2002, but had no impact on the Company. The adoption of FIN No. 45 did not have a material effect on the Company’s financial condition or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Liberate adopted EITF No. 00-21 for the quarter ended November 30, 2003, and adoption did not have a significant impact on our financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” and in December 2003 the FASB issued FIN 46-R, a revised interpretation of FIN 46. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46-R must be applied in the year ending December 31, 2004. The adoption of this standard, in February 2004, did not have an impact on the Company’s financial condition or results of operations, since the Company has not invested in any variable interest entities.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The adoption of FAS 150 did not have a material effect on our financial condition, results of operations, or cash flows.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. As a result, the adoption of this pronouncement did not have any impact on the Company’s consolidated financial statements.

In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and our earnings when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this standard did not have any impact on the resulting earnings per share of the periods presented.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. We do not expect that adoption of SFAS 153 will have a material effect on our financial position, results of operations, or liquidity.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) addresses the accounting for share-based payment transactions with employees and requires companies to expense the value of employee stock options and similar awards. SFAS 123(R) requires stock based compensation of the share-based payment to be measured at fair value on the date that the company grants the awards to employees beginning with the first annual period after June 15, 2005. The expense should be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting. We are required to adopt SFAS 123R in Q1 of fiscal 2007.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 covers key topics related to the implementation of SFAS 123(R) which include the valuation models, expected volatility, expected option term, income tax effects of SFAS 123(R), classification of stock-based compensation cost, capitalization of compensation costs and disclosure requirements. Although we do not expect to grant any future options, the Company is currently assessing the impact SFAS 123(R) will have on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle and to those changes required by an accounting pronouncement when such a pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 in fiscal 2007 to have a material impact on our financial statements.

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

As required by SFAS 142, a reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the cumulative effect of change in accounting principle is as follows (in thousands, except per share data):

Year ended May 31,
2003
Net loss, as reported	$(399,257)
Add back:
Cumulative effect of change in accounting principle	209,289
Loss before cumulative effect of change in accounting principle, as adjusted	$(189,968)
Basic net income (loss) per share, as reported	$(3.82)
Diluted net income (loss) per share, as reported	$(3.82)
Add back:
Cumulative effect of change in accounting principle	2.00
Basic income (loss) per share before cumulative effect of change in accounting principle, as adjusted	$(1.82)
Diluted income (loss) per share before cumulative effect of change in accounting principle, as adjusted	$(1.82)
Shares used in computing basic per share amounts	104,500
Shares used in computing diluted per share amounts	104,500

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of May 31, 2005, our investment portfolio consisted primarily of U.S. government obligations, included under cash equivalents which may increase or decrease in value if interest rates change prior to maturity. We do not maintain any derivative financial instruments in our investment portfolio. We are adverse to principal loss and seek to preserve our invested funds by limiting the default risk, market risk, and reinvestment risk. An immediate 10% change in interest rates would be immaterial to our financial condition and results of operations.

Foreign Currency Risk

Prior to the Asset Sales, we transacted business in various foreign currencies and, accordingly, were subject to adverse movements in foreign currency exchange rates or weak economic conditions in foreign markets. The effect of changes in foreign currency exchange rates on revenues had not been material as we generally conducted our revenue transactions in U.S. dollars. Our foreign subsidiaries were fully integrated entities, whose functional currency was the U.S. dollar.

Equity Price Risk

The estimated fair value of our equity investments was $0 as of May 31, 2005, 2004 and 2003. Therefore we are not subject to material risk of equity price fluctuation. We currently do not expect to make any new equity investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
   Liberate Technologies:

We have completed an integrated audit of Liberate Technologies’ 2005 consolidated financial statements and of its internal control over financial reporting as of May 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Liberate Technologies and its subsidiaries at May 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of May 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
San Francisco, California
August 12, 2005

LIBERATE TECHNOLOGIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	May 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$47,124	$215,877
Accounts receivable, net of allowance for doubtful accounts of $— and $30 as of May 31, 2005 and 2004, respectively	2,836	3,143
Prepaid expenses and other current assets	368	1,371
Other receivables	4,630	175
Assets of discontinued operations	—	5,215
Total current assets	54,958	225,781
Property and equipment, net	422	657
Restricted cash	4,359	10,869
Other assets	—	101
Total assets	$59,739	$237,408
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowing from bank	$—	$608
Accounts payable	1,121	3,102
Accrued liabilities	14,261	16,159
Accrued payroll and related expenses	435	321
Deferred revenues	329	711
Liabilities of discontinued operations	—	6,015
Total current liabilities	16,146	26,916
Long-term excess facilities charges	18,577	19,140
Long-term deferred revenues	9,066	—
Other long-term liabilities	—	2,416
Total liabilities	43,789	48,472
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; authorized—200,000,000 shares; outstanding—110,869,535 shares as of May 31, 2005 and 105,512,268 shares as of May 31, 2004	1,109	1,055
Contributed and paid-in capital	1,275,302	1,503,113
Deferred stock-based compensation	(556)	(8,453)
Accumulated other comprehensive loss	(2,178)	(2,112)
Accumulated deficit	(1,257,727)	(1,304,667)
Total stockholders’ equity	15,950	188,936
Total liabilities and stockholders’ equity	$59,739	$237,408

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended May 31,
	2005	2004	2003
Revenues:
License and royalty	$978	$2,172	$4,225
Service	1,366	5,733	10,773
Total revenues	2,344	7,905	14,998
Cost of revenues:
License and royalty	3	265	715
Service	1,506	2,323	4,804
Total cost of revenues	1,509	2,588	5,519
Gross margin	835	5,317	9,479
Operating expenses:
Research and development	5,978	6,873	21,073
Sales and marketing	2,255	2,803	16,351
General and administrative	18,000	10,923	43,827
Restructuring costs	—	1,342	7,077
Amortization of goodwill and intangible assets	—	22	1,670
Amortization of deferred stock-based compensation	—	10	1,299
Excess facilities charges and related asset impairment	5,839	4,022	25,094
Total operating expenses	32,072	25,995	116,391
Loss from operations	(31,237)	(20,678)	(106,912)
Interest income (expense), net	2,548	2,228	6,981
Other income (expense), net	143	483	(14,037)
Loss from continuing operations before income tax provision	(28,546)	(17,967)	(113,968)
Income tax (benefit) provision	(10,858)	(25)	1,375
Loss from continuing operations	(17,688)	(17,942)	(115,343)
Income (loss) from discontinued operations, net of tax	64,628	(15,460)	(74,625)
Income (loss) before cumulative effect of a change in accounting principle	46,940	(33,402)	(189,968)
Cumulative effect of a change in accounting principle, net of tax	—	—	(209,289)
Net income (loss)	$46,940	$(33,402)	$(399,257)
Basic and diluted net loss per share:
Continuing operations	$(0.17)	$(0.17)	$(1.10)
Discontinued operations, basic	$0.61	$(0.15)	$(0.72)
Discontinued operations, diluted	$0.59	$—	$—
Cumulative effect of change in accounting principle	$—	$—	$(2.00)
Basic net income (loss) per share	$0.44	$(0.32)	$(3.82)
Diluted net income (loss) per share	$0.43	$(0.32)	$(3.82)
Shares used in computing basic net income (loss) per share	106,559	104,805	104,500
Shares used in computing diluted net income (loss) per share	109,994	104,805	104,500

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
	Common stock		Contributed	Deferred	other		Total
	Number of		and paid-in	stock-based	comprehensive	Accumulated	stockholders’
	shares	Amount	capital	compensation	income (loss)	deficit	equity
Balance, May 31, 2002	107,583,119	1,076	1,497,596	(1,163)	518	(872,008)	626,019
Issuance of stock related to stock option exercises and ESPP	386,740	4	408	—	—	—	412
Stock repurchase	(3,963,780)	(40)	(9,916)	—	—	—	(9,956)
Sigma options assumed	—	—	1,888	(184)	—	—	1,704
Modification of stock options related to employee reduction in force and remeasurement	—	—	390	(390)	—	—	—
Reduction of deferred stock-based compensation related to employee terminations	—	—	(241)	241	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,302	—	—	1,302
Foreign currency translation adjustment	—	—	—	—	1,286	—	1,286
Net loss	—	—	—	—	—	(399,257)	(399,257)
Balance, May 31, 2003	104,006,079	1,040	1,490,125	(194)	1,804	(1,271,265)	221,510
Issuance of stock to executive	103,000	1	349	—	—	—	350
Grant and release of stock related to stock units	220,781	2	10,404	(10,406)	—	—	—
Stock award grants surrendered by employees in consideration of taxes payable	—	—	(299)	—	—	—	(299)
Amortization of deferred stock-based compensation, net of cancellations	—	—	(25)	2,009	—	—	1,984
Issuance of stock related to stock option exercises	1,182,408	12	2,559	—	—	—	2,571
Foreign currency translation adjustment	—	—	—	—	(3,895)	—	(3,895)
Unrealized loss on marketable securities	—	—	—	—	(21)	—	(21)
Sigma options transferred				138			138
Net loss	—	—	—	—	—	(33,402)	(33,402)
Balance, May 31, 2004	105,512,268	$1,055	$1,503,113	$(8,453)	$(2,112)	$(1,304,667)	$188,936
Grant and release of stock related to stock units	1,001,599	10	382	(392)	—	—	—
Stock award grants surrendered by employees in consideration of taxes payable	—	—	(543)	—	—	—	(543)
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	3,933	—	—	3,933
Forfeitures of stock units	—	—	(4,979)	4,356	—	—	(623)
Issuance of stock related to stock option exercises	4,355,668	44	142	—	—	—	186
Unrealized loss on marketable securities	—	—	—	—	(66)	—	(66)
Dividends paid	—	—	(222,813)	—	—	—	(222,813)
Net income	—	—	—	—	—	46,940	46,940
Balance, May 31, 2005	110,869,535	$1,109	$1,275,302	$(556)	$(2,178)	$(1,257,727)	$15,950

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended May 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$46,940	$(33,402)	$(399,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle	—	—	209,289
Non-cash income (loss) on disposition of North America Business	(82,294)	8,929	(3,581)
Non-cash income (loss) on disposition of Sigma and Bill-Care	—	(8,186)	37,928
Amortization of intangible assets	—	22	1,670
Write-offs of equity investments	—	—	12,128
Depreciation and amortization	308	1,555	5,727
Non-cash stock based compensation expense	2,450	1,994	1,302
Stock units surrendered in consideration of taxes payable	(244)	(150)	—
Long-lived asset impairment charge	—	2,447	25,094
Issuance of stock to executive	—	350	—
Write-off of acquired in-process research and development	—	—	300
Loss on disposal of property and equipment	—	48	547
Provision (reversal) for doubtful accounts, net of amounts written off	(30)	(539)	19
Provision for shareholder notes	—	—	277
Amortization of investment discount	—	(616)	—
Accrued interest on shareholder notes	—	—	(42)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	337	706	9,646
Prepaid expenses and other current assets	(3,452)	93	3,769
Other assets	101	(33)	512
Accounts payable	(1,981)	1,218	(537)
Accrued liabilities	(1,898)	(23,186)	22,146
Accrued payroll and related expenses	114	(1,063)	(3,036)
Deferred revenues	8,684	(2,026)	(2,916)
Other long-term liabilities	(2,979)	(3,016)	(2,148)
Net cash used in operating activities	(33,944)	(54,855)	(81,163)
Cash flows from investing activities:
Purchase of investments	—	(266,384)	—
Purchases of equity investments	—	—	(1,777)
Proceeds from notes receivable, net	—	—	1,383
(Increase) decrease in restricted cash	6,510	(1,620)	(50)
Proceeds from the sale of property and equipment	—	103	64
Purchases of property and equipment	(73)	(173)	(587)
Proceeds from sale of discontinued operations	82,055	8,075	—
Proceeds from maturation of investments	—	267,000	279,286
Cash used to acquire Sigma Systems Group (Canada), net	—	—	(38,085)
Net cash provided by investing activities	88,492	7,001	240,234
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(296)
Repurchase of common stock	—	—	(9,956)
Dividends paid	(222,813)	—	—
Short-term borrowing from bank	(608)	608	—
Proceeds from issuance of common stock	186	2,571	412
Net cash used in financing activities	(223,235)	3,179	(9,840)
Effect of exchange rate changes on cash	(66)	(1,137)	1,062
Net decrease in cash and cash equivalents	(168,753)	(45,812)	150,293
Cash and cash equivalents, beginning of period	215,877	261,689	111,396
Cash and cash equivalents, end of period	$47,124	$215,877	$261,689
Supplemental cash activities:
Cash paid for income taxes	$217	$272	$696
Cash paid for interest	$443	$1	$108
Supplemental non-cash activities:
Issuance of restricted stock units	$392	$10,406	$—

\

The accompanying notes are an integral part of these consolidated financial statements.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business

Liberate Technologies (“Liberate,” “we,” “us,” or “our”), together with its wholly owned subsidiaries, is a provider of software and services for digital cable television systems. Based on industry standards, our software enabled cable operators to run multiple applications and services—including interactive programming guides, high definition television, video on demand, personal video recorders, and games—on multiple platforms.

Liberate began operations in late 1995 as a division of Oracle, developing client and server software for the consumer, enterprise, and educational markets. In April 1996, the company separately incorporated in Delaware as Network Computer, Inc., and on May 11, 1999, it changed its name to Liberate Technologies.

As of May 31, 2005, our headquarters was located in San Mateo, California. We also had sales and customer support offices in the U.K. In August 2005, we moved our headquarters to Palo Alto, California following the assumption of our San Mateo lease by SeaChange.

Sale of the North America business

In April 2005, we completed the sale of substantially all of the assets of our North America business to Double C Technologies, LLC, a joint venture majority owned and controlled by Comcast Corporation with a minority investment by Cox Communications, Inc. for approximately $82.0 million. The price included substantially all of the assets, including patents and other intellectual property, and the assumption of certain limited liabilities related to the North America business. We recognized a gain on the sale of the North America business of $88.9 million in the fourth quarter of fiscal 2005. See Note 4.

Filing of Going Private Proxy Statement

On June 23, 2005, Liberate filed with the Securities and Exchange Commission a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on a 1-for-250,000 reverse stock split immediately followed by a 250,000-for-1 forward stock split of Liberate’s common stock (the “Reverse/Forward Stock Split”). If approved, the Reverse/Forward Stock Split should enable Liberate to complete the going private transaction provided there will be fewer than 300 registered holders of common stock. This will permit Liberate to discontinue the obligations of filing annual and periodic reports and make other filings with the SEC.

Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in a definitive form by the SEC, Liberate will mail copies to all of its stockholders, describing all of the material terms of the Reverse/Forward Stock Split. Liberate currently intends to effect the Reverse/Forward Stock Split as soon as possible thereafter.

Note 2.   Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of Liberate and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Significant Accounting Policies (Continued)

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

Foreign Currency Translation

The functional currency of Liberate’s subsidiaries is the U.S. dollar. Accordingly, the monetary assets and liabilities of these operations are re-measured into U.S. dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities are re-measured at historical exchange rates. Revenues, expenses, gains or losses are re-measured at the average exchange rate for the period, other than depreciation and amortization, which are re-measured at the same respective historical rates as their related assets. The resulting re-measurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the condensed consolidated statements of operations.

Translation gains or losses relating to prior periods have been recorded in “Accumulated Other Comprehensive Income (Loss),” a component of Stockholders’ Equity. As of May 31, 2005 and May 31, 2004, the cumulative translation losses in accumulated other comprehensive loss was $2.2 million and $2.1 million, respectively.

Fair Value of Financial Instruments

Due to their short maturities, the carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable and short-term borrowing from bank, approximates their fair market value.

Cash and Cash Equivalents and Investments

We invest our excess cash primarily in debt instruments of the U.S. government and its agencies. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All marketable securities are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses on marketable securities are reported net of related taxes in accumulated other comprehensive loss, a separate component of stockholders’ equity. Realized gains and losses on sales of marketable securities are reported in other income (expense), net, and computed using the specific identification method.

Marketable Securities

Until May 2003, we classified our marketable securities, which were comprised of commercial paper, government and government backed notes, and corporate notes as held-to-maturity securities. These represent securities that we have both a positive intent and ability to hold until maturity. As a result of a new investment policy, at the end of May 2003 we liquidated all of the marketable securities in our various brokerage accounts, converting all funds to short-term government instruments. All marketable securities

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Significant Accounting Policies (Continued)

were classified as available-for-sale securities. Available-for-sale securities are carried at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Short-term marketable securities are those with maturities greater than 90 days but less than one year. Long-term marketable securities have original maturities greater than one year. Unrealized gains and losses on marketable securities are reported net of related taxes in accumulated other comprehensive loss as a separate component of stockholders’ equity. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification method.

Restricted Cash

Our restricted cash balance was $4.4 million as of May 31, 2005 and $10.9 million as of May 31, 2004. Restricted cash consists primarily of certificates of deposit established with our banking institutions in connection with lease related letters of credit. As part of the facilities lease for our former headquarters in San Carlos, California and our current headquarters in San Mateo, California, we were required to establish irrevocable letters of credit in the amounts of $8.8 million and $975,000, respectively, as security deposits. In order to secure our obligations to our bank under these letters of credit, we established certificates of deposit in the same amounts. At the request of our bank, we have provided additional security of $500,000 to secure our obligations under the $8.8 million letter of credit. In April 2005, our restricted cash decreased by $5.9 million due to our former landlord drawing against the letter of credit for unpaid rent, which the restricted cash was securing. In June 2005, we re-establised a new letter of credit and certificate of deposit securing the letter of credit to stay in compliance with the lease terms for our former headquarters in San Carlos. As part of our relationship with our bank in the U.K., we were required to establish an irrevocable letter of credit as a security deposit for our international wiring transactions. In order to secure our obligations under this letter of credit, we established a certificate of deposit valued at approximately $182,000 as of May 31, 2005 and $522,000 as of May 31, 2004. We also hold approximately $86,000 of restricted cash in connection with potential obligations related to the closure of an overseas branch office.

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

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Significant Accounting Policies (Continued)

The table below sets forth information relating to each customer that accounted for 10% or more of our total revenues:

	Years ended May 31,
	2005	2004	2003
Customer A	46%	17%	*
Customer B	24%	30%	29%
Customer C	20%	*	*
Customer D	*	48%	37%
Customer E	10%	*	*
Customer F	*	*	11%

*                    Less than 10%

As of May 31, 2005, two customers accounted for 10% or more of our gross accounts receivable balance, and as of May 31, 2004, four customers accounted for 10% or more of our gross accounts receivable balance. Their respective receivable balances as a percentage of our gross accounts receivable balance were as follows:

	May 31,
	2005	2004
Customer A	*	11%
Customer B	35%	15%
Customer D	53%	49%
Customer G	*	18%

*                    Less than 10%

Equity Investments

Beginning in 2001, we invested in companies in the field of interactive television and related markets. Through fiscal 2003, we had invested $18.8 million in our portfolio of private companies, and these investments had been accounted for under the cost method. In determining whether to recognize an impairment charge, we consider various factors, including the entity’s cash available for operations, performance to budget, general business condition, ability to obtain additional working capital and overall business plan. Based on these evaluations, we recorded impairment charges for an other-than-temporary decline in value of $12.1 million in fiscal 2003. Impairment charges were reported in other income (expense), net.

Deteriorating financial conditions of the companies in which we have invested coupled with the difficult equity financing market led to write downs in our equity investments. As of May 31, 2004 and 2005, the carrying values of our equity investments were zero.

Property and Equipment

We record property and equipment at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets of two to five years. We amortize leasehold improvements over

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Significant Accounting Policies (Continued)

the shorter of the remaining lease term or the estimated useful lives of the improvements using the straight-line method.

Goodwill and Intangible Assets

On June 1, 2002, we adopted SFAS 142 “Goodwill and Other Intangible Assets,” which provides that we do not amortize goodwill or intangibles with indefinite lives resulting from acquisitions. SFAS No. 142 requires that we test these assets for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which are normally three years. Upon adoption on June 1, 2002, the implied valuation of goodwill was zero. Comparing this goodwill fair value to the carrying value resulted in a goodwill impairment of $209.3 million, with no income tax effect at June 1, 2002. We recorded the impairment as the cumulative effect of a change in accounting principle in the fiscal 2003.

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

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock Based Compensation,” to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. The additional disclosures requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock option is less than market price of the underlying stock at the date of grant. We have not recorded compensation expenses in the periods presented because stock options were granted at their fair market value on the date of grant.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) addresses the accounting for share-based payment transactions with employees and requires companies to expense the value of employee stock options and similar awards. SFAS 123(R) requires stock based compensation of the share-based payment to be measured at fair value on the date that the company grants the awards to employees with the first annual period after June 15, 2005. The expense should be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting. We are required to adopt SFAS 123(R) in Q1 of fiscal 2007.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Significant Accounting Policies (Continued)

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 covers key topics related to the implementation of SFAS 123(R ) which include the valuation models, expected volatility, expected option term, income tax effects of SFAS 123(R ), classification of stock-based compensation cost, capitalization of compensation costs and disclosure requirements. Although we do not expect to grant any future options, the Company is currently assessing the impact SFAS 123(R) will have on our financial statements.

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

The following table illustrates the effect on reported net income (loss) and income (loss) per share had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	Years ended May 31,
	2005	2004	2003
Net income (loss), as reported	$46,940	$(33,402)	$(399,257)
Adjustments:
Stock based employee compensation expense included in reported net loss, net of related tax effects	—	10	1,302
Stock unit compensation expense included in reported net income (loss)	2,450	773	—
Total stock based employee compensation expense determined under fair value method for all awards granted since July 1, 1995, net of related tax effects	(6,524)	(4,371)	(7,574)
Pro forma net income (loss)	$42,866	$(36,990)	$(405,529)
Basic net income (loss) per share, as reported	$0.44	$(0.32)	$(3.82)
Diluted net income (loss) per share, as reported	$0.43	$(0.32)	$(3.82)
Basic net income (loss) per share, pro forma	$0.40	$(0.35)	$(3.88)
Diluted net income (loss) per share, pro forma	$0.39	$(0.35)	$(3.88)

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Significant Accounting Policies (Continued)

The fair value of stock options and shares issued under the 1999 Equity Incentive Plan was estimated at the date of grant utilizing a Black Scholes valuation model with the following weighted average assumptions:

	Options			ESPP(1)
	Years ended May 31,			Years ended May 31,
	2005	2004	2003	2005	2004	2003
Risk-free interest rate	—	1.62%	2.27%	—	—	2.08%
Dividend yield	—	0%	0%	—	—	0%
Volatility of common stock	—	46%	106%	—	—	94%
Average expected life (in years)	—	2.26	2.81	—	—	0.50
Weighted average fair value	—	$0.94	$1.38	—	—	$2.47

(1)          The ESPP has been suspended since January 2003.

Revenue Recognition

Overview.   The Company’s revenues are derived from fees for licenses of its software products, royalties, consulting, maintenance and other services. The Company’s revenue recognition policies are in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, as amended by; SOP No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and Staff Accounting Bulletin No. 104, “Revenue Recognition”.

License and Royalty Revenue.   The Company licenses its software through its direct sales force located in North America and Europe. License and royalty revenues consist primarily of fees earned from the licensing of its software, as well as royalty fees earned upon the shipment or activation of products that incorporate its software. In general, license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In the case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription based license revenues are recognized ratably over the subscription period

The Company recognizes revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Revenues recognized from multiple element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance or consulting services. The determination of fair value is based on objective evidence, which is specific to the Company. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Significant Accounting Policies (Continued)

more delivered elements, then revenue is recognized under the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. However, if such undelivered elements consist of services that are essential to the functionality of the software, we recognize license and services revenues using contract accounting, pursuant to SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. If license arrangements include the rights to unspecified future products, revenue is recognized ratably over the contractual or estimated economic term of the arrangement. The Company recognizes royalty revenues when a network operator reports that it has shipped or activated products or its rights to deploy such products expire.

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

Service Revenues.   Service revenues consist of consulting, maintenance, and other services. The Company generally recognizes consulting and other service revenues, including non-recurring engineering and training, as services are performed. Where consulting services are performed under a fixed price arrangement, the Company generally recognizes revenues on a percentage-of-completion basis. Maintenance services include both updates and technical support. Maintenance revenues are recognized ratably over the term of the maintenance agreement, and generally range between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided.

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

Software Development Costs

Under the criteria set forth in SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” capitalization of software development costs begins upon the establishment of technological feasibility of the product, which we have defined as the completion of beta

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Significant Accounting Policies (Continued)

testing of a working product. The period of time between establishing technological feasibility of our products and making them generally available has been short. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. After considering these factors, we have not capitalized any software development costs to date.

Advertising Expenses

We expense advertising costs as we incur them. Advertising expenses were less than $1,000 for fiscal 2005 and fiscal 2004 and $79,000 for fiscal 2003.

Restructuring Costs

As of January 1, 2003, we adopted SFAS No. 146, “Accounting for Exit or Disposal Activities,” which addresses accounting for and reporting costs associated with exit or disposal activities and nullifies EITF 94-03. For restructuring costs incurred prior to January 1, 2003, we record restructuring costs in accordance with EITF No. 94-03, “Liability Recognition of Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring,” and SAB No. 100, “Restructuring and Impairment Charges.” Severance costs include those expenses related to severance pay, related employee benefit obligations, and the acceleration of certain stock option grants in connection with terminated employees. Our executive management approves the scope of any reductions in force. Facilities costs include obligations under non-cancelable leases for facilities we will no longer occupy, as well as the cost associated with unrecoverable leasehold improvements. Other costs related to restructuring include the write-down of intangible assets and amounts expected to be paid in connection with terminated contracts.

We have recorded significant restructuring costs in connection with reductions in force and the consolidation of our research and development activities. In some cases, these costs were based on management estimates. See Note 15.

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

In accordance with FAS 109, we have recognized a tax benefit in continuing operations and an equal offsetting additional tax provision in the discontinued operation in each period that continuing operations had a loss that can be applied to offset income from the discontinued operation.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) includes our net income or loss and adjustments for foreign currency translation gains and losses and unrealized gains and losses on marketable securities that have been previously excluded from net income (loss) and are reflected instead in equity. These adjustments consist of the gains and losses resulting from the translation of the assets and liabilities of our foreign subsidiaries, whose functional currencies are the local currency, to U.S. dollars using the period-end exchange rates. Additionally, we translate revenues and expenses to U.S. dollars using average exchange rates during the period.

The following table sets forth the components of comprehensive income (loss):

	Years ended May 31,
	2005	2004	2003
Net income (loss)	$46,940	$(33,402)	$(399,257)
Foreign currency translation adjustment	—	(3,895)	1,286
Unrealized loss on marketable securities, net of tax	(66)	(21)	—
	$46,874	$(37,318)	$(397,971)

Computation of Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of fully diluted shares is required when reporting net income per share and includes the weighted average number of shares of common stock, stock options, stock units and warrants outstanding. As we have recorded a net loss for fiscal 2004 and fiscal 2003, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options, stock units and warrants would be anti-dilutive. Accordingly, we excluded from the calculation of net loss per share, for normal and discontinued operations earnings per share, total potential dilutive common shares of 13,363,000 and 20,097,000 for fiscal 2004 and 2003, respectively. For fiscal 2005, the dilutive common shares were 3,435,000 which were all related to stock options.

Reclassifications

Certain reclassifications, primarily resulting from discontinued operations, have been made to previously reported amounts in order to conform to current year’s presentation. See Note 4, “Discontinued Operations”.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, “Accounting for Asset Retirement Obligations.” FAS 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. Liberate adopted FAS 143 for the quarter ended November 30, 2003. The adoption of this pronouncement did not materially affect our financial condition, results of operations, or cash flows.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Significant Accounting Policies (Continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that involuntarily terminated employees receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 prospectively changes the timing of when restructuring charges are recorded from the commitment date to the date that liability is incurred. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of annual periods ending after December 15, 2002, but had no impact on the Company. The adoption of FIN No. 45 did not have a material effect on the Company’s financial condition or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Liberate adopted EITF No. 00-21 for the quarter ended November 30, 2003, and adoption did not have a significant impact on our financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” and in December 2003 the FASB issued FIN 46-R, a revised interpretation of FIN 46. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46-R must be applied in the year ending December 31, 2004. The adoption of this standard, in February 2004, did not have an impact on the Company’s financial condition or results of operations, since the Company has not invested in any variable interest entities.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. FAS 150 is effective for

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Significant Accounting Policies (Continued)

financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The adoption of FAS 150 did not have a material effect on our financial condition, results of operations, or cash flows.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. As a result, the adoption of this pronouncement did not have any impact on the Company’s consolidated financial statements.

In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and our earnings when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this standard did not have any impact on the resulting earnings per share of the periods presented.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that donot have commercial substance. SFAS No. 153 is effective for nonmontary exchanges in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 153 and does not believe that the adoption of SFAS No. 153 will have a material impact on its financial condition, results of operations and liquidity.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123 (R) addresses the accounting for share-based payment transactions with employees and requires companies to expense the value of employee stock options and similar awards. SFAS 123(R) requires stock based compensation of the share-based payment to be measured at fair value on the date that the company grants the awards to employees beginning with the first annual period after June 15, 2005. The expense should be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting. We are required to adopt SFAS 123(R) in Q1 of fiscal 2007.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Significant Accounting Policies (Continued)

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 covers key topics related to the implementation of SFAS 123(R ) which include the valuation models, expected volatility, expected option term, income tax effects of SFAS 123(R ), classification of stock-based compensation cost, capitalization of compensation costs and disclosure requirements. Although we do not expect to grant any future options, the Company is currently assessing the impact SFAS 123(R) will have on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle and to those changes required by an accounting pronouncement when such a pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 in fiscal 2007 to have a material impact on our financial statements.

Cumulative Effect of Change in Accounting Principle

On June 1, 2002, we adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142. SFAS No. 141 requires us to account for all business combinations initiated after June 30, 2001 using the purchase method of accounting. Under SFAS No. 142, we no longer amortize the remaining balances of goodwill. Rather, we tested goodwill for impairment immediately upon the date of adoption and will continue to test goodwill for impairment at least once a year. Under SFAS No. 141 and SFAS No. 142, the value of an assembled workforce is no longer considered an identifiable intangible asset with a definite useful life, and accordingly, we reclassified the net balance of $526,000 to goodwill as of June 1, 2002.

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

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Significant Accounting Policies (Continued)

As required by SFAS No. 142, a reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of cumulative effect of change in accounting principle is as follows (in thousands, except per share data):

Year ended May 31, 2003
Net loss, as reported	$(399,257)
Add back:
Cumulative effect of change in accounting principle	209,289
Loss before cumulative effect of change in accounting principle, as adjusted	$(189,968)
Basic net income (loss) per share, as reported	$(3.82)
Diluted net income (loss) per share, as reported	$(3.82)
Add back:
Cumulative effect of change in accounting principle	2.00
Basic income (loss) per share before cumulative effect of change in accounting principle, as adjusted	$(1.82)
Diluted income (loss) per share before cumulative effect of change in accounting principle, as adjusted	$(1.82)
Shares used in computing basic per share amounts	104,500
Shares used in computing diluted per share amounts	104,500

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

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.   Acquisition of Sigma Systems (Continued)

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

At the time of the acquisition, we entered into an escrow agreement with Sigma Systems and deposited $9.0 million into an escrow account to secure certain obligations of Sigma Systems and its major shareholders. On November 19, 2003, we and the representative of such former Sigma Systems’ major shareholders entered into a settlement agreement and limited release of claims, pursuant to which we received approximately $3.5 million in cash from the escrow account. The return of escrow funds was accounted for as part of the gain on sale of discontinued operations. See Note 4.

Note 4.   Discontinued Operations

In April 2005, we completed the sale of substantially all of the assets of our North America business to Double C Technologies, LLC, a joint venture majority owned and controlled by Comcast Corporation with a minority investment by Cox Communications, Inc. for approximately $82.0 million. The price included substantially all of the assets, including patents and other intellectual property, and the assumption of certain limited liabilities related to the North America business. We recognized a gain on the sale of the North America business of $88.9 million in the fourth quarter of fiscal 2005.

In November 2003, we completed the sale of the OSS division and its assets to Sigma Software Solutions Inc. and affiliated entities. The price included $3.6 million in cash and the assumption of $7.4 million of lease obligations and other liabilities. In connection with the sale of the OSS division, we received a total of $7.1 million in cash, which consisted of the cash proceeds of $3.6 million and the return of escrow funds of $3.5 million, and we recorded a gain on the sale of OSS of $9.5 million in fiscal 2004. See Note 3 for a discussion of the return of escrow funds.

In August 2002, we acquired the outstanding capital stock of Sigma Systems. In accordance with SFAS No. 142, we determined that Sigma Systems had two reporting units, Bill-Care and OSS. In May 2003, we sold Bill-Care to a company owned by certain former shareholders of Sigma Systems for the consideration of $1.0 million in cash, resulting in a loss on the sale of Bill-Care of $177,000 which was recorded in the fourth quarter of fiscal 2003.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.   Discontinued Operations (Continued)

Computation of the gains on sales of the OSS division and the North America business is as follows (in thousands):

	North America business	OSS
Proceeds	$82,055	$7,075
Expenses of sale	—	(715)
Net liabilities assumed by buyer	6,818	3,178
Gain on sale of discontinued operations	$88,873	$9,538

Pursuant to the provisions of SFAS No. 144, amounts in the audited consolidated financial statements for fiscal 2005, 2004 and 2003 and related notes have been reclassified to reflect the discontinued operations of the North America business, OSS and Bill-Care. Operating results for the discontinued operations are reported, net of tax, under “Loss from discontinued operations” in the Consolidated Statements of Operations. Related assets and liabilities are classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the Consolidated Balance Sheets.

The following table reflects the amounts reclassified within the statements of operations to the disclosure for discontinued operations (in thousands):

	Years ended May 31,
	2005	2004	2003
Revenues	$(425)	$3,259	$13,899
Cost of revenues	1,339	4,601	23,385
Gross margin	(1,764)	(1,342)	(9,486)
Operating expenses	10,849	16,676	18,100
Amortization of deferred costs related to warrants	—	6,800	3,837
Amortization and impairment of goodwill and intangible assets	—	287	40,010
Write-off of acquired in-process research and development	—	—	300
Amortization of deferred stock based compensation	—	46	3
Restructuring costs	—	88	2,152
Operating loss from discontinued operations	(12,613)	(25,239)	(73,888)
Interest and other income (expense), net	521	405	(375)
Income (loss) on sale of discontinued operations	88,873	9,538	(177)
Income tax provision (benefit)	$12,153	164	185
Loss from discontinued operations	$64,628	$(15,460)	$(74,625)

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.   Discontinued Operations (Continued)

Additionally, the following table reflects the impact of discontinued operations from the sale of the North America business on certain balance sheet data (in thousands):

May 31, 2004
Prepaid expenses and other current assets	$271
Property and equipment, net	1,194
Goodwill and intangible assets	3,583
Other assets	167
Assets of discontinued operations	$5,215
Accounts payable	$—
Accrued liabilities	225
Accrued payroll and related expenses	364
Deferred revenues	5,426
Liabilities of discontinued operations	$6,015

Note 5.   Goodwill and Intangible Assets

Goodwill

Under the provisions of SFAS No. 142, we no longer amortize goodwill, but rather test it for impairment at least once a year. Additionally, SFAS No. 142 defines assembled workforce intangible assets as part of goodwill. On June 1, 2002, we adopted SFAS No. 142 and transferred the remaining net book value of assembled workforce intangible assets to goodwill. We tested the resulting balance of goodwill for impairment and determined that $209.3 million of goodwill was impaired. The impairment charge was reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003.

In August 2002, we acquired Sigma Systems and recorded $34.6 million in goodwill. In the fourth quarter of fiscal 2003, we performed an annual impairment test and determined that the Sigma Systems’ goodwill of $31.5 million was impaired. At May 31, 2003 the balance was zero.

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

In connection with the acquisition of Sigma Systems in August 2002, we acquired intangible assets with a value of $9.8 million. In the fourth quarter of fiscal 2003, we recorded an impairment charge of $6.3 million for intangible assets related to Sigma Systems. As of May 31, 2003, we had intangible assets of $1.3 million (at net book value) related to Sigma Systems, which was included in the “Assets of discontinued operations” in the Consolidated Balance Sheet as of May 31, 2003. See Note 4.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.   Goodwill and Intangible Assets (Continued)

Identified intangible assets (excluding intangible assets related to discontinued operations) at their net book value consist of the following (in thousands):

	May 31, 2004
	Gross carrying amount	Accumulated amortization	Impairment	Book Value
Existing products and technology	$529	$(529)	$—	—
Customer lists and order backlog	1,055	(1,055)	—	—
	$1,584	$(1,584)	$—	$—

Amortization of intangible assets was $22,000 and $1.6 million for fiscal 2004 and 2003, respectively.

Note 6.   Cash and Cash Equivalents

Cash and cash equivalents consist of the following (in thousands):

	May 31, 2005
	Cost	Gross Unrealized Losses	Estimated Fair Value
Cash	$3,144	$—	$3,144
Money market funds	43,980	—	43,980
	$47,124	$—	$47,124

	May 31, 2004
	Cost	Gross Unrealized Losses	Estimated Fair Value
Cash	$12,587	$—	$12,587
Money market funds	11,475	—	11,475
U.S. treasury bills	191,835	(21)	191,814
	$215,897	$(21)	$215,876

As of May 31, 2004 and 2005, all marketable securities had original maturities of less than three months and accordingly were classified as cash equivalents. As of May 31, 2005, the estimated fair value of marketable securities approximated their book value, and there were no gross unrealized gains or losses. As of May 31, 2004, the estimated fair value of marketable securities was slightly lower than their book value, due to a gross unrealized loss of $21,000.

Note 7.   Restricted Cash

Our restricted cash balance was $4.4 million as of May 31, 2005 and $10.9 million as of May 31, 2004. Restricted cash consists primarily of certificates of deposit established at our banking institutions in connection with lease-related letters of credit. As part of the facilities lease for our former headquarters in San Carlos, California and our current headquarters in San Mateo, California, we were required to establish irrevocable letters of credit in the amounts of $8.8 million and $975,000, respectively, as security deposits. In order to secure our obligations to our bank under these letters of credit, we established certificates of deposit in the same amounts. At the request of our bank, we have provided additional

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.   Restricted Cash (Continued)

security of $500,000 to secure our obligations under the $8.8 million letter of credit. In April 2005, our restricted cash decreased by $5.9 million due to our former landlord drawing against the letter of credit for unpaid rent, which the restricted cash was securing. In June 2005, we re-establised a new letter of credit and certificate of deposit securing the letter of credit to stay in compliance with the lease terms for our former headquarters in San Carlos. We also have restricted cash deposits related to a lease obligations and bank relationship in the UK of approximately $182,000 as of May 31, 2005 and $522,000 as of May 31, 2004. We also hold approximately $86,000 of restricted cash in connection with potential obligations related to the closure of an overseas branch office.

Note 8.   Property and Equipment

As of May 31, 2005 and 2004, property and equipment consisted of the following (in thousands):

	May 31,		Useful Life
	2005	2004	(in years)
Computer equipment	$2,992	$2,984	3
Software	3,818	3,815	2
Office furniture and equipment	251	251	5
Leasehold improvements	401	401	*
	7,462	7,451
Less: accumulated depreciation and amortization	(7,040)	(6,794)
Property and equipment, net	$422	$657

*                    Typically the length of lease term, not to exceed 10 years.

Depreciation and amortization expense was $308,000, $1.6 million and $5.7 million for fiscal 2005, 2004 and 2003, respectively.

Note 9.   Accrued Liabilities

As of May 31, 2005 and 2004, accrued liabilities consisted of the following (in thousands):

	May 31,
	2005	2004
Accrued taxes payable	$2,927	$1,892
Accrued professional fees	349	569
Short-term portion of excess facilities charges	6,321	4,969
Accrued restructuring costs	—	37
Litigation liability	2,255	6,725
Accrued royalties	448	448
Other	1,961	1,519
	$14,261	$16,159

Note 10.   Short-term Borrowing from Bank

The lease agreement for our former headquarters in San Carlos, California, requires that we maintain an irrevocable letter of credit from our bank in the amount of $8.8 million as a security deposit. We

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.   Short-term Borrowing from Bank (Continued)

vacated the San Carlos facility in March 2004 and ceased rent payment effective April 1, 2004. Our former landlord has since drawn against the letter of credit for the unpaid rent, net of sublease income from the facility. As of May 31, 2004, we had a short-term borrowing of $608,000 from the bank for the amounts drawn by our former landlord against the letter of credit but not yet repaid by us to the bank. The short-term borrowing bears interest at prime rate plus two percent. The principal and interest were repaid to the bank in Q1 FY05.

Note 11.   Commitments and Contingencies

Operating Leases

At May 31, 2005, we had operating leases for our former headquarters in San Carlos, California and the headquarters in San Mateo, California, which expire on various dates through fiscal 2009 and thereafter. The future minimum lease payments under these operating leases as of May 31, 2005 is as follows (in thousands):

Years ending May 31,
2006	$9,151
2007	9,095
2008	8,412
2009 and thereafter	9,859
$36,517

We leased approximately 181,000 square feet of office space for our former headquarters and development center in San Carlos, California. The obligations under the San Carlos lease in accordance with the terms thereof could be up to approximately $36.5 million over the life of the lease, including common area maintenance expenses. We have accrued $24.2 million as excess facilities provision included in our liabilities, of which $18.5 million is in long-term and $5.7 million is in short-term related to this lease. Rent expense was $360,000 for fiscal 2005, $5.6 million for fiscal 2004 and $5.6 million for fiscal 2003.

As a result of the assumption of the lease for the San Mateo, California office by SeaChange, in connection with the sale of our Non-North America business, our future contractual obligations will be reduced by approximately $1.3 million.

Letters of Credit

We maintain various irrevocable letters of credit as security deposits for the following facilities: our current headquarters in San Mateo, California and our former headquarters in San Carlos, California. As of May 31, 2005, the aggregate outstanding balance of all letters of credit was $9.8 million, of which $8.8 million was related to the letter of credit for our former headquarters in San Carlos, California. As discussed in Note 10 above, we vacated the San Carlos facility in March 2004 and ceased rent payment effective April 1, 2004. Our former landlord had drawn against the letter of credit for the unpaid rent, net of sublease income from the facility, in the amount of $6.3 million as of May 31, 2005.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.   Commitments and Contingencies (Continued)

Equity Investments

In June 2001, we were committed to invest up to $2.0 million in one of the private companies in our equity investment portfolio. In fiscal 2002, we made an investment of $750,000, and we do not intend to make further investments in this company. As of May 31, 2005, we had no other outstanding commitments to loan to or invest in any of our portfolio companies.

Employment Agreements

In March and April 2003, we entered into employee retention agreements with David Lockwood, Patrick Nguyen, Gregory Wood and Philip Vachon. Under the terms of the retention agreements, in the event of a change of control of Liberate that is followed within one year by the officer’s actual or constructive termination, the officer will receive a payment equal to twice his total taxable compensation for the prior fiscal year, with a minimum payment of $500,000 and a maximum payment of $750,000. On June 15, 2005, the Board of Directors approved the payment of certain severance payments in connection with amendments to the retention agreements. Pursuant to the employee retention agreements as so amended, Liberate made such payments to the Executives within thirty days following the Effective Date. The value of the payment amounts pursuant to the employee retention agreements remain unchanged. The payments were made on June 17, 2005 and July 14, 2005. We have other retention agreements with a small number of non-executive employees.

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

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.   Commitments and Contingencies (Continued)

incorporation, bylaws, and applicable Delaware law. We are unable to quantify the charge that could result from officer and director indemnification.

Legal Matters

Restatement Class-Action Litigation.   On October 20, 2004, a Stipulation and Agreement of Settlement (the “Settlement”) was filed with the United States District Court for the Northern District of California (the “Court”) in connection with the matter “In re Liberate Technologies Securities Litigation” (the “Class Action”). The Class Action is based on the restatement of our financial statements for certain periods of fiscal 2002 and the revision of our preliminary financial results announced for the first quarter of fiscal 2003 (the “Restatement”). The parties to the Settlement are: (i) the lead plaintiff in the Class Action, on behalf of himself and each of the class members; and (ii) defendants Liberate, Mitchell E. Kertzman, Nancy J. Hilker, Donald Fitzpatrick and Coleman Sisson. Under the terms of the Settlement, Liberate agreed to pay or cause to be paid $13.8 million in settlement of the claims specified in the Class Action, and the lead plaintiff and each class member agreed to release Liberate and the other defendants from those claims. The Settlement shall in no way be construed or deemed to be evidence of or an admission or concession on the part of Liberate or the other specified defendants with respect to any claim or any fault or liability or wrongdoing or damage whatsoever, or any infirmity in the defenses that the defendants have asserted.

Following a settlement hearing on February 15, 2005, the Court granted final approval of the Settlement and, pursuant to the Settlement, entered judgment dismissing the Class Action with prejudice.

During Q3 FY05, Liberate paid out the settlement amount of $13.8 million and recovered $5.0 million from its insurance carrier. Liberate expects to recover another $4.4 million as a rebate of part of the premiums paid for the loss mitigation policy that Liberate obtained for the Class Action and the Derivative Action, which is included in other receivables at May 31, 2005.

Restatement Derivative Litigation.   On May 3, 2005, a Stipulation of Settlement re Derivative Claims (the “Stipulation”) was filed with the California Superior Court for the County of San Mateo in connection with the matter “In re Liberate Technologies Derivative Litigation” (the “Derivative Action”). As reflected in the Stipulation, Liberate has reached an agreement in principle to settle the Derivative Action on terms that, among other things, provide for Liberate to adopt certain specified corporate governance changes, the dismissal with prejudice of all claims asserted by plaintiffs, and the payment of plaintiffs’ counsel’s fees and expenses of $550,000, which has been accrued. The settlement of the Derivative Action is subject to approval of the Stipulation by the California Superior Court for the County of San Mateo. The court has scheduled a hearing on August 16, 2005 to consider approval of the settlement. The Derivative Action is based on the Restatement and names Liberate as a nominal party and certain of our former officers and current or former directors as defendants (collectively, the “Derivative Defendants”). The Derivative Action generally alleges that the Derivative Defendants failed to adequately oversee our financial reporting, and thus are liable for breach of their fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets. The Derivative Action also alleges that the Derivative Defendants are liable for unjust enrichment and that certain named officers and directors are liable for violations of California Code Section 25402 and breach of fiduciary duty for insider selling and misappropriation of information. The Derivative Action seeks unspecified monetary damages and other relief.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.   Commitments and Contingencies (Continued)

We cannot predict the timing or ultimate outcome of this proposed settlement or estimate the amounts of, or potential range of loss with respect to, this litigation if a settlement is not approved.

SEC Investigation.   On February 13, 2003, the SEC initiated a formal, non-public investigation into the events and circumstances that led to the restatement of Liberate’s financial statements. On September 29, 2004, Liberate announced that the SEC’s investigation has been terminated as to Liberate. The SEC also advised Liberate that no enforcement action against Liberate has been recommended.

Lease-Related Litigation.   On September 29, 2004, Circle Star Center Associates, L.P., the landlord of Liberate’s former offices in San Carlos, California, filed a complaint in the California Superior Court for the County of San Mateo alleging that Liberate had breached the office lease by, among other things, failing to pay rent for certain months of 2004 and applicable late fees, failing to replenish the letter of credit and failing to reimburse the landlord for its attorneys’ fees in connection with Liberate’s bankruptcy proceeding. The complaint also includes allegations of conversion and defamation. The complaint seeks damages of approximately $3.9 million for the alleged breach and conversion and unspecified damages for the alleged defamation. In November 2004, Liberate filed motions challenging the legal basis for the landlord’s cause of action for defamation and claim for attorneys’ fees in connection with Liberate’s bankruptcy. On March 24, 2005, the Superior Court granted Liberate’s motions and dismissed the landlord’s claims for defamation and attorneys’ fees. On May 23, 2005, Liberate paid the landlord approximately $1.2 million for past rent due, late fees and interest in connection with the various lease-related actions, and we have procured a replacement letter of credit. A trial in this action is currently scheduled for September 26, 2005.

In addition, on December 16, 2004, the landlord filed a further complaint for breach of lease against Liberate. The complaint seeks damages in the amount of not less than approximately $1.2 million, plus prejudgment interest, costs of suit and attorneys’ fees, alleging that Liberate breached the lease by failing to pay rent in November and December 2004. On February 22, 2005, the landlord filed a motion for summary judgment on the breach of contract claim. On May 10, 2005, Liberate paid the landlord approximately $1.3 million for the months at issue in this action and on May 13, 2005, the Superior Court granted the landlord’s motion for summary judgment.

On May 6, 2005, the landlord filed a third complaint against Liberate alleging that Liberate breached the lease by failing to pay rent for certain months of 2005 and failing to replenish the letter of credit. The landlord seeks approximately $5.5 million plus pre-judgment interest, costs of suit and attorneys’ fees. On May 23, 2005 Liberate paid the landlord approximately $1.2 million for past rent due, late fees and interest in connection with the various lease-related actions, and we have procured a replacement letter of credit.

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

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.   Commitments and Contingencies (Continued)

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

OpenTV Patent Litigation.   On February 7, 2002, OpenTV filed a lawsuit against Liberate in the United States District Court for the Northern District of California, alleging that Liberate is infringing two of OpenTV’s patents and seeking monetary damages and injunctive relief. We filed an answer denying OpenTV’s allegations. Our counter-claim alleges that OpenTV infringes one of our patents for information retrieval systems. We were seeking to have OpenTV’s patents invalidated, and had requested a finding that our technology does not infringe OpenTV’s patents, and had sought monetary damages and injunctive relief against OpenTV. The court issued a claim construction ruling, but a trial date is not currently set. Pursuant to the asset purchase agreement with Double C Technologies LLC that closed on April 7, 2005, Double C has assumed the defense and liabilities associated with this lawsuit.

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

On April 8, 2005, Federal Insurance Company (“Federal”) filed a motion challenging the legal basis for Liberate’s complaint. On May 2, 2005, New Hampshire Insurance Company and the London Underwriters filed an answer to the complaint. On May 13, 2005, the Superior Court denied Federal’s motion. On June 22, 2005, the California Court of Appeal issued a writ of mandate that directed the Superior Court to grant Federal’s motion with leave to amend as to Liberate’s breach of contract and bad

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.   Commitments and Contingencies (Continued)

faith claims against Federal. On August 3, 2005, Liberate filed an amended complaint with the Superior Court.

On May 23, 2005, Federal filed a cross-complaint against Liberate and certain of its former officers and directors for breach of contract and declaratory relief. On July 11, 2005, Liberate filed a motion challenging the legal basis for Federal’s complaint. On August 9, 2005, the Superior Court granted in part Liberate’s motion with leave to amend.

Liberate intends to prosecute its rights under its insurance policies and defend Federal’s cross-complaint vigorously. However, litigation is by its nature uncertain and there can be no assurance that Liberate will be successful in securing coverage under the policies.

Stock Option Litigation.   On March 3, 2005, Mitchell Kertzman, Liberate’s former Chairman of the Board and Chief Executive Officer, filed a complaint in the California Superior Court for the County of San Mateo alleging that Liberate breached its Stock Option Agreement with Mr. Kertzman by, among other things, failing to allow him to exercise his stock options after the termination of his employment with Liberate. Liberate believes that it has complied at all times with the terms of the Stock Option Agreement. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing and interference with contract and prospective economic advantage. The complaint seeks monetary damages of at least $3.0 million, interest and punitive damages in an unspecified amount. On April 4, 2005, Liberate filed motions challenging the legal basis for Mr. Kertzman’s complaint. The Superior Court denied Liberate’s motions on June 2, 2005. On June 16, 2005, Liberate filed an answer to the complaint. A trial date in this action is currently scheduled for January 17, 2006.

Insight Interactive Litigation.   On June 13, 2005, Liberate filed a complaint against Insight Interactive L.L.C. for breach of contract, specific performance, and open book account. The complaint, filed in the California Superior Court for the County of San Mateo, alleges that under a March 6, 2000 agreement with Liberate, Insight Interactive has failed to pay fees as they become due. Liberate seeks monetary damages, specific performance, and interest and costs as provided by law and/or the March 6, 2000 agreement. We expect that Insight Interactive may assert defenses and claims contending that Liberate is not entitled to payment under the March 6, 2000 agreement. Liberate intends to prosecute its rights under the agreement vigorously. However, litigation is by its nature uncertain and there can be no assurance that Liberate will be successful in obtaining damages or other relief.

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

While Liberate intends to defend and prosecute the above mentioned lawsuits vigorously because legal actions are inherently uncertain, we cannot predict or determine the outcome or resolution of these actions or estimate the amounts of, or potential range of, loss or recovery with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The possible resolutions of these proceedings could include judgments against us or settlements that could require

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.   Commitments and Contingencies (Continued)

substantial payments by us, which could have a material adverse impact on our business, financial position, results of operations and cash flows. The cost of participating and defending against these actions is substantial and will require the continued diversion of management’s attention and corporate resources. We recognize litigation expenses in the period in which the litigation services were provided.

Note 12.   Common Stock

Dividend Paid

On March 25, 2005, the Board of Directors of Liberate Technologies declared a one-time special dividend of $2.10 per common share. The special dividend was payable to the holders of record on April 4, 2005 upon the closing of the sale of Liberate’s North America business to Double C Technologies, LLC (the “Double C”) pursuant to the Asset Purchase Agreement with Double C. The Double C transaction closed on April 7, 2005. The special dividend, which was approximately $223.0 million, was paid on April 8, 2005. Liberate made equitable adjustments to outstanding awards under its existing equity based incentive plans in order to take account of the special dividend.

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

Warrant Agreements

In fiscal 1999, we agreed to issue warrants to purchase up to 4,599,992 shares of our common stock to certain network operators who satisfied specific performance milestones within specific time frames. We estimated the fair market value of the warrants using the Black-Scholes pricing model as of the earlier of the date the warrants were earned or the date that it became likely that they would be earned, and revalued the warrants if appropriate. These agreements were all with network operators located in the North America territory. As a result of the sale of the North America business, the amortization of theses warrants were reclassed to discontinued operations.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.   Common Stock (Continued)

Warrant activity in fiscal 2003, 2004 and 2005 was as follows:

	Available	Earned	Repurchased	Expired	To Be Earned
Balance May 31, 2002	4,599,992	(2,396,660)	—	(220,000)	1,983,332
Fiscal 2003 activities	—	—	(400,000)	(933,332)	(1,333,332)
Balance May 31, 2003	4,599,992	(2,396,660)	(400,000)	(1,153,332)	650,000
Fiscal 2004 activities	—	—	—	(650,000)	(650,000)
Balance May 31, 2004	4,599,992	(2,396,660)	(400,000)	(1,803,332)	—
Fiscal 2005 activities	—	2,396,660	400,000	(2,796,660)	—
Balance May 31, 2005	4,599,992	—	—	(4,599,992)	—

In August 2002, we paid $1.1 million to MediaOne of Colorado and MediaOne of Michigan, each a wholly owned subsidiary of AT&T Broadband, to buy back unearned warrants to purchase 400,000 shares.

As of May 31, 2004, network operators had earned warrants to purchase 2,396,660 shares of our common stock. Of this amount, warrants to purchase 552,774 shares had previously been exercised, warrants to purchase 163,890 shares had been retired in connection with those exercises, and warrants to purchase 546,666 shares had expired unexercised. As of May 31, 2004, there were earned and outstanding warrants to purchase 1,133,330 shares with exercise prices of $4.80 and $6.90 per share and a weighted average exercise price of $6.71 per share. All earned and outstanding warrants expired on May 31, 2005.

In accordance with EITF 01-09, warrant amortization expense has been classified as an offset to associated revenues up to the amount of cumulative revenues recognized or to be recognized. Such amortization expense was all reclassified as part of discontinued operations for the periods presented.

We recorded an impairment charge of $5.0 million in fiscal 2004 to reduce the carrying value of certain warrants to a level equal to the expected future revenues from the holders of those warrants during the term of the underlying customer agreement.

Note 13.   Stock Plans

1996 Stock Option Plan

In October 1996, our Board of Directors adopted, and our then-sole stockholder approved, the 1996 Stock Option Plan (the “1996 Plan”). This Plan, as amended, allowed for the purchase of up to 11,666,666 shares of our common stock. The 1996 Plan permitted grants of both incentive and non-qualified stock options to employees and non-qualified stock options to consultants and directors. The exercise price of incentive stock options could not be less than the fair market value of the common stock on the grant date, as determined by our Board of Directors. The exercise price of non-qualified options could not be less than 85% of the fair market value on the grant date. The term of the incentive and non-qualified stock options was generally ten years from the date of grant or a shorter term as provided in the option agreement. Options generally vested over three to four years. As of the date of our initial public offering, all remaining shares available for grant under the 1996 Plan were transferred to the 1999 Equity

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.   Stock Plans (Continued)

Incentive Plan (see discussion in the next paragraph), and no further grants were made from the 1996 Plan. As of May 31, 2005, options to purchase 236,771 shares of our common stock were outstanding under the 1996 Plan.

1999 Equity Incentive Plan

In May 1999, our Board of Directors adopted, and in June 1999 our stockholders approved, our 1999 Equity Incentive Plan (the “1999 Plan”). The 1999 Plan authorizes grants of options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Shares not yet issued under the 1996 Plan as of the date of our initial public offering (3,051,498 shares) became available for grant under the 1999 Plan. Each year on June 1, commencing on June 1, 2000, the number of shares available under the 1999 Plan is automatically increased by a number equal to the lesser of 6,000,000 shares or 5% of the outstanding common shares on such date, unless such increase is waived by the Board. The exercise price for all incentive stock options and nonstatutory stock options may not be less than 100% or 85%, respectively, of the fair market value of our common stock on the date of grant. Options generally vest over three to four years and have a term of ten years. As of May 31, 2005, 18,443,466 were available for future grants and options to purchase 2,314,038 shares of our common stock were outstanding under the 1999 Plan.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.   Stock Plans (Continued)

Stock option activity under the 1996 Plan and the 1999 Plan is summarized below:

	Shares available for grant	Options outstanding	Weighted average exercise price
Balance at May 31, 2002	902,383	14,936,951	$9.74
Authorized	5,379,155	—	—
Granted	(6,200,000)	6,200,000	2.49
Exercised	—	(46,614)	1.59
Cancelled—1996 Plan	—	(1,680,623)	3.87
Cancelled—1999 Plan	9,663,598	(9,663,598)	7.88
Balance at May 31, 2003	9,745,136	9,746,116	8.02
Authorized	5,200,303	—	—
Granted—Options	(14,000)	14,000	3.45
Granted—Stock Awards	(103,000)	—	—
Granted—Stock Units	(2,910,028)	—	—
Exercised	—	(876,991)	2.38
Cancelled—1996 Plan	—	(735,477)	3.37
Cancelled—1999 Plan	4,527,590	(4,469,465)	7.71
Balance at May 31, 2004	16,446,001	3,678,183	10.65
Authorized	—	—	—
Granted—Options	—	—	—
Granted—Stock Awards	—	—	—
Granted—Stock Units	(160,768)	—	2.44
Exercised	—	(116,445)	1.35
Cancelled—1996 Plan	—	(156,616)	4.31
Cancelled—1999 Plan	2,158,233	(854,313)	8.27
Balance at May 31, 2005	18,443,466	2,550,809

Non-Plan Stock Option Grants

In fiscal 2003, we granted nonstatutory options to purchase 5,900,000 shares of common stock to certain new employees, including options to purchase 5,600,000 shares granted to four current executive officers. These options were granted outside of the 1999 Plan and have a term of ten years. Options granted to executive officers vest monthly over four years and would become fully vested upon certain employment termination events in connection with a change of control of Liberate. As a result of the sale of the North America business, completed in April 2005, the vesting of these options was accelerated and 4,200,000 shares were excercised. As of May 31, 2005, 1,700,000 options granted outside of the 1999 Plan remained outstanding and had a weighted average exercise price of $1.95 per share.

Other Stock Options

In connection with our acquisitions, we assumed stock options that were granted under various stock option plans previously administered by the acquired companies. We did not assume these stock option plans and did not grant any awards under these plans subsequent to the acquisitions. Under these plans,

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.   Stock Plans (Continued)

options to purchase 39,223 shares were exercised during fiscal 2005, and options to purchase 59,064 shares were cancelled during fiscal 2005. As of May 31, 2005, there were no outstanding options to purchase shares of our common stock.

A summary of all outstanding and exercisable options, including those assumed in connection with our acquisitions and the stock options issued outside of the stock plans, as of May 31, 2005 is as follows:

	Options outstanding
		Weighted
		average		Options vested/exercisable
	Number of	remaining	Weighted	Number of	Weighted
Range of	options	contractual	Average	options	average
exercise price	outstanding	life (in years)	exercise price	exercisable	exercise price
$1.56-$ 2.25	64,312	3.18	$2.24	63,200	$2.25
$2.39-$ 2.39	1,705,156	7.87	2.39	1,705,156	2.39
$2.42-$ 6.35	1,034,916	6.44	4.04	1,003,050	4.10
$6.77-$ 9.10	962,304	6.36	8.91	959,694	8.91
$9.15-$96.38	484,121	5.19	37.88	484,121	37.88
	4,250,809	6.80	8.31	4,215,221	8.35

As of May 31, 2004, options to purchase 98,287 shares were vested with a weighted average exercise price of $4.03 per share.

Stock Units Award Program

During fiscal 2004, we implemented a program to grant stock units to employees and non-employee directors under the 1999 Plan. Each stock unit entitles the holder to receive one share of our common stock when the stock unit vests. Stock units granted to employees generally vest over a period of four years, and those granted to non-employee directors generally vest over 12 months. Upon termination of employment unvested stock units will be forfeited. On the vesting dates, stock units are settled by the delivery of the corresponding number of shares of our common stock, and the fair value of the common stock delivered becomes compensation to the holder and is subject to tax withholdings. Such fair value is based on the closing price of our common stock on the last trading day prior to the vesting date. In fiscal 2005, we granted 160,768 stock units, 1,218,512 stock units became vested (of which 216,913 vested units were withheld to satisfy employee withholding taxes, resulting in a net issuance of 989,835 shares) and 1,303,290 were cancelled due to employee terminations primarily related to the Asset Sales. As of May 31, 2005, 191,564 stock units remained outstanding.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.   Stock Plans (Continued)

In connection with the granting of stock units in fiscal 2005 and 2004, we recorded $400,000 and $10.4 million of deferred stock-based compensation, respectively, based on the fair value of the underlying shares of our common stock at the date of grant, and such value is amortized over the vesting period as compensation expenses. In fiscal 2004, $1.2 million and $800,000 was amortized due to discontinued operations and continuing operations, respectively. In fiscal 2005, $1.2 million and $2.8 million was amortized due to discontinued operations and continuing operations, respectively. During fiscal 2005, $4.4 million has been forfeited due to employee terminations and the unamortized balance of deferred stock-based compensation was $556,000 at May 31, 2005. For the periods presented, the amortization of deferred stock-based compensation by functions, excluding amounts related to the Asset Sales was as follows (in thousands):

	Years ended May 31,
	2005	2004
Cost of revenues	$53	$63
Research and development	239	370
Sales and marketing	587	138
General and administrative	1,571	202
	$2,450	$773

We did not grant any stock units prior to fiscal 2004 and, accordingly, did not record any compensation expense related to stock units in 2003.

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

Deferred Stock-based Compensation

In connection with the grant of certain stock options to employees prior to our initial public offering, we recorded deferred stock-based compensation of $7.1 million in fiscal 1999 and $1.6 million in fiscal 2000, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amounts are presented as a reduction of stockholders’ equity. As of May 31, 2004, the deferred stock-based compensation related to these stock options was fully amortized. Amortization of deferred stock-based compensation for the

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.   Stock Plans (Continued)

periods reported consisted of amounts related to the following functions for Liberate, excluding the amounts that were reclassed to discontinued operations (in thousands):

	Years ended May 31,
	2005	2004	2003
Cost of revenues	$—	$1	$132
Research and development	—	4	469
Sales and marketing	—	3	257
General and administrative	—	2	441
	$—	$10	$1,299

1999 Employee Stock Purchase Plan

In May 1999, the Board of Directors adopted our 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”) and the stockholders approved the 1999 Purchase Plan in June 1999. A total of 1,666,666 shares of common stock were reserved for issuance under the 1999 Purchase Plan. In addition, starting on June 1, 2000, the available pool automatically increased each year by the lesser of 1,666,666 shares or 2% of the outstanding common shares on the date of the increase unless such increase is waived by the Board. The 1999 Purchase Plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 15% of base cash compensation. Each participant could purchase up to 1,500 shares in any offering period beginning before September 30, 2002, and up to 6,000 shares in any offering period beginning on or after October 1, 2002. The price at which the common stock could be purchased was 85% of the lower of the fair market value of our common stock on the date immediately before the first day of the applicable offering period or on the last day of the respective offering period. Each offering period has a maximum duration of six months. The first offering period commenced on the effective date of the initial public offering and ended on March 31, 2000. As of May 31, 2004, 4,999,998 shares of common stock were reserved under the 1999 Purchase Plan, of which 3,858,963 shares were available for issuance. Employees purchased 381,217 shares in fiscal 2002 and 204,068 shares in fiscal 2003. In January 2003, the Board suspended the 1999 Purchase Plan, and accordingly, no shares were purchased in the second half of fiscal 2003 or in fiscal 2004.

Note 14.   Excess Facilities Charges and Related Asset Impairment

Excess facilities charges represent remaining lease commitments on vacant facilities, net of expected sublease income. We periodically evaluate our existing needs, the current and estimated future value of our subleases, and other future commitments to determine whether we should record excess facilities charges or adjustments to such charges. Additionally, we periodically evaluate our leasehold improvements for impairment and, if necessary, we reduce the carrying value using estimates of future cash flows to a level equal to the expected future value at that time. We have an existing commitment to lease office space at our former headquarters in San Carlos, California, in excess of our needs, and we did not anticipate that we would be able to sublease a substantial portion of our excess office space in the near future.

In fiscal 2005, we recorded excess facilities charges of $5.8 million. This charge included $4.4 million which was based on revised estimates related to future sublease income and the additional space vacated in Q4 FY04. We took the charge in Q1 FY05 due to the fact that we were in bankruptcy at May 31, 2004. In September 2004, the Bankruptcy Court issued a ruling dismissing our bankruptcy case, which removed the

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.   Excess Facilities Charges and Related Asset Impairment (Continued)

uncertainty that existed at May 31, 2004. In addition, during FY05, we recorded charges of $1.4 million related to lease payments made (after the dismissal of the bankruptcy case), an amendment of sublease income estimates and a revision of the estimated future cash flows discounted at the original effective interest rate. As of May 31, 2005, we have accrued $24.9 million as excess facilities provision included in our liabilities, of which $18.6 million is in long-term and $6.3 is in short-term.

In fiscal 2004, we recorded additional excess facilities charges of $4.0 million, which consisted of $593,000 of excess facilities charges and $2.0 million of write-off of the remaining leasehold improvements related to the San Carlos facility and $1.4 million of excess facilities charges related to our sales office in the U.K. because we no longer occupy the facility. See Notes 1 and 11 for discussions of the San Carlos facility and the rejection of the lease in connection with our bankruptcy filing.

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

Fiscal 2005

There were no restructuring costs for fiscal 2005. The remaining liability of $37,000 at May 31, 2004 was paid in Q4 FY05.

Fiscal 2004

During fiscal 2004, we recorded additional restructuring costs of $345,000 in connection with the reductions in force announced in January and April 2003. We also recorded a reversal of $34,000 restructuring costs related to employees we decided to retain.

During fiscal 2004, we terminated the employment of five employees in the first quarter and 15 employees in the second quarter. As a result, we recorded $1.1 million of restructuring costs related to severance payments

Fiscal 2003

As part of our ongoing efforts to control costs, we effected a reduction in force in July and August 2002, resulting in a headcount reduction of 106 employees. In connection with this reduction in

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.   Restructuring Costs (Continued)

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

A summary of restructuring costs is as follows (in thousands):

	Severance	Facilities	Other	Total
Accrued restructuring costs at May 31, 2002	$65	$188	$14	$267
Restructuring costs	8,827	—	—	8,827
Cash payments	(8,328)	(37)	(2)	(8,367)
Revision of estimates	(79)	(151)	(11)	(241)
Effect of foreign exchange	11	—	(1)	10
Accrued restructuring costs at May 31, 2003	496	—	—	496
Restructuring costs	1,440	—	—	1,440
Cash payments	(1,865)	—	—	(1,865)
Revision of estimates	(34)	—	—	(34)
Accrued restructuring costs at May 31, 2004	37	—	—	37
Restructuring costs	—	—	—	—
Cash payments	(37)	—	—	(37)
Revision of estimates	—	—	—	—
Accrued restructuring costs at May 31, 2005	$—	$—	$—	$—

The table above reflects the restructuring activity for Liberate on a consolidated basis for the periods shown. Restructuring costs that have been reclassed to discontinued operations were $64,000 and $1.5 million for fiscal years 2004 and 2003, respectively.

Note 16.   Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes result from differences between the financial and tax bases of Liberate's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized by Liberate.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with FAS 109, we have recognized a tax benefit in continuing operations and an equal offsetting additional tax provision in the discontinued operation in each period that continuing operations had a loss that can be applied to offset income from the discontinued operation.

The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended May 31,
	2005	2004	2003
Ongoing Operations:
Domestic	(29,277)	(18,614)	(107,305)
Foreign	731	647	(6,607)
	(28,546)	(17,967)	(113,912)
Discontinued Operations:
Domestic	77,764	(18,894)	(72,364)
Foreign	(1,142)	3,434	(2,261)
	76,622	(15,460)	(74,625)
Income (loss) before income taxes	48,076	(33,427)	(188,537)

The components of the provision for income taxes are as follows (in thousands):

	Years Ended May 31,
	2005	2004	2003
Current:
Federal	(9,991)	—	—
State	(990)	(42)	220
Foreign	123	17	1,155
	(10,858)	(25)	1,375
Deferred:
Federal	—
State
Foreign	—
	—		—
Total provision for income taxes	(10,858)	(25)	1,375

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.   Income Taxes (Continued)

For the periods reported, the provision for income taxes differs from the amounts that would result by applying the applicable statutory federal income tax rate to income before taxes as follows (in thousands):

	Years Ended May 31,
	2005	2004	2003
Benefit at Federal statutory rate	(9,991)	(11,691)	(135,156)
State income taxes, net of Federal benefit	(999)	(1,169)	(13,913)
Change in valuation allowance	—	14,056	66,092
Research & Development Credit	—	(1,000)	(1,000)
Nondeductible In-Process R&D	—	—	102
Nondeductible goodwill amortization	—	108	85,329
Stock compensation	—	20	443
Other	132	(349)	(522)
	(10,858)	(25)	1,375

Deferred tax assets (liabilities) consist of the following (in thousands):

	Years Ended May 31,
	2005	2004	2003
Deferred Tax Assets
Net operating losses	6,779	200,813	182,128
Temporary differences	20,979	55,493	60,123
Tax Credits	399	11,659	11,659
	—	—
Total deferred tax asset	28,157	267,965	253,910
Valuation allowance	(28,157)	(267,965)	(253,910)
Total net deferred tax asset	—	—	—

We recorded a valuation allowance for the entire deferred tax asset due to uncertainties regarding the realization of the asset, our lack of profitability to date, and our uncertainty regarding future operating profitability. The total valuation allowance decreased by $239.8 million in 2005 and increased by $14 million in 2004. The decrease in valuation allowance in 2005 primarily relates to the limitation on net operating loss and tax credit carryfowards pursuant to Section 382 of the Internal Revenue Code. If the valuation allowance relating to deferred assets were released as of May 31, 2005, approximately $27.7 million would be credited to the statement of operations, and $.4 million would be credited to additional paid-in capital.

As of May 31, 2005, we had federal and state net operating loss carry-forwards of $18.9 million and $4.1 million, respectively, and tax credits totaling $.4 million. The federal and state loss carry-forwards expire at various dates between 2005 and 2025. The tax credits expire at various dates between 2011 and 2025. Under current tax law, net operating loss carry-forwards available to offset future operating income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests. Based on our analysis, we believe that an “change of ownership” as defined under Section 382 of the Internal Revenue Code has occurred, and therefore, we believe that the future use of part of our net operating losses and tax credit carryforwards may be limited.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.   Related Party Transactions

Transactions with Cox Communications

A former member of our Board, Chris Bowick, is an executive officer of Cox Communications. Cox is both a significant customer and a stockholder, currently owning less than five percent of our outstanding stock. In fiscal 2000, we entered into an agreement with Cox for the license of our software products and for the provision of services. The agreement also provides that Cox will have the right to test our software free of charge and without any commitment to deploy services using our technology. Under the agreement, Cox paid us $6.0 million in prepaid licenses and services, and Cox is entitled to receive the benefits of any more favorable terms and conditions that we may grant to any other North American network operator. Total revenues from Cox during fiscal 2003 and fiscal 2004, before taking into account warrant-related offsets, were $1.6 million and $496,000, respectively. Net revenues from Cox, including the impact of the warrant-related offsets, were $410,000 in fiscal 2003 and a negative $697,000 in fiscal 2004. In addition, under the commercial agreement, we were required to issue warrants to Cox. A total of 883,332 shares of our common stock are reserved for issuance to Cox under these warrants. The exercise price of these warrants is $6.90 per share. These warrants vested according to milestones established in the commercial agreement to motivate Cox to deploy our products and as of fiscal 2004, they were fully vested. In addition, Cox paid us $285,000 in fiscal 2003 and $396,000 in fiscal 2004 related primarily to services.

Employment Agreements and Transactions with Officers

Executive Employment Agreements.   In March and April 2003, we entered into new employee retention agreements with David Lockwood, Patrick Nguyen, Gregory Wood and Philip Vachon. Under the terms of the retention agreements, in the event of a change of control of Liberate that is followed within one year by the officer’s actual or constructive termination, the officer will receive a payment equal to twice his total taxable compensation for the prior fiscal year, with a minimum payment of $500,000 and a maximum payment of $750,000.

On June 15, 2005, the Board of Directors of Liberate Technologies (“Liberate”) approved the payment of certain severance payments in connection with amendments to the existing employee retention agreements. As a result of the sale of the North America business to Double C Technologies, LLC on April 7, 2005, each Executive was entitled to constructively terminate his employment and receive a severance payment. The Board determined that Liberate’s continuing operations would benefit from the continuing employment of such Executives, and had approved the amendment of their employee retention agreements effective as of June 15, 2005 so that the Executives will no longer be required to have terminated employment to be entitled to the severance payments thereunder. Instead, Liberate will pay each Executive the amount he would otherwise have been entitled to had such Executive’s employment been terminated pursuant to the terms of those agreements, at which time, the agreements will terminate and the Executives will not be entitled to any further payments or benefits thereunder.

Pursuant to the employee retention agreements as so amended, Liberate will make such payments to the Executives within thirty days following the effective date. The value of the payment amounts pursuant to the employee retention agreements remain unchanged, which payment amount for each Executive will be equal to twice the Executive’s total taxable compensation for the prior fiscal year, with a minimum payment of $500,000, and a maximum payment of $750,000. The payments were made on June 17, 2005 and July 14, 2005.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.   Related Party Transactions (Continued)

Option and Stock Unit Grants.   In the third quarter of fiscal 2003, the compensation committee of the board approved new options grants of 1.3 million shares to each of Mr. Lockwood, Mr. Wood, and Mr. Nguyen and 1.7 million shares to Mr. Vachon. The vesting of these options accelerated on April 7, 2005, in connection with the sale of the North America business.

In July 2002, in order to retain qualified independent directors, the board approved the grant of options to purchase 50,000 shares of our stock to each of the three independent board members. These options have an exercise price of $2.42 per share, which was the closing price of the stock on the date of grant, and vest monthly over four years. The vesting of these options accelerated on April 7, 2005, in connection with the sale of the North America business.

In October 2003, Liberate’s four non-employee directors each received 5,882 stock units under the terms of the 1999 Equity Incentive Plan. The stock units vest over one year following grant, and vesting accelerates upon certain changes of control of Liberate. In October 2004, these four non-employee directors each received 7,692 stock units under the terms of the 1999 Equity Incentive Plan. The vesting of these stock units accelerated on April 7, 2005, in connection with the sale of the North America business.

In April 2004, the compensation committee of the Board approved new stock unit grants representing 150,000 shares to each of Mr. Wood and Mr. Nguyen and 100,000 shares to Mr. Vachon. The stock units vest over four years following the date of grant, and vesting accelerates upon certain termination events in connection with a change of control. The vesting of these stock units accelerated on April 7, 2005, in connection with the sale of the North America business.

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

Executive Loans.   In 2001, we extended loans in the principal amount of $500,000 to each of Mr. Limp, Mr. Fitzpatrick, and Mr. Sisson. Each loan carried an interest rate of 5.9% compounded annually and was due two years from issuance. In July 2002, Mr. Limp repaid the full principal and interest due under his promissory note. In November 2002, Mr. Fitzpatrick repaid $275,000 of the principal amount of his promissory note. According to the terms of Mr. Fitzpatrick’s promissory note, his

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.   Related Party Transactions (Continued)

outstanding principal balance of $225,000 and all accrued interest was due 60 days from December 27, 2002, the date of the termination of his employment. As of May 31, 2005, Mr. Fitzpatrick had not repaid the balance of this loan and we have recorded a reserve to cover our potential loss. In January 2003, Mr. Sisson repaid the full principal and interest due under his promissory note.

Fiscal 2001 Retention Agreements.   In January 2001, we entered into employee retention agreements with Coleman Sisson, Donald Fitzpatrick, and David Limp, who were then serving as executive officers. Each retention agreement was to provide $818,000 in periodic payments to each officer who achieved two years of continuous service through January 2003. In July 2002, Mr. Limp left Liberate as part of a reduction in force and realignment of management roles, which triggered a payment of the remaining $526,000 under his retention agreement. During fiscal 2003, we paid Mr. Fitzpatrick $219,000 under his retention agreement. In connection with the events leading to the restatement of our financial statements, we terminated Mr. Fitzpatrick’s employment on December 27, 2002, before additional payments were due. During fiscal 2003, we paid Mr. Sisson the remaining $526,000 due under his retention agreement.

Note 18. Subsequent Events

Sale of Non-North America business

On July 12, 2005, Liberate Technologies, completed the previously announced sale of substantially all of the assets of its Non-North America business to SeaChange International, Inc. (“SeaChange”). SeaChange acquired certain assets and assumed certain limited liabilities relating to the business outside of North America. Liberate received cash consideration of approximately $23.5 million in connection with the completion of the asset sale to SeaChange. The sale was made pursuant to the Asset Purchase Agreement, dated as of April 15, 2005. Additionally, there was a contingent success fee of approximately $411,000 payable to Allen & Company (advisors to the transaction) upon consummation of the sale. This fee will be recorded as an expense in Q1 FY06.

Dividend of $0.15 per Common Share

On June 15, 2005, the Board of Directors of Liberate declared a one-time dividend of $0.15 per common share. The dividend was payable to the holders of record on June 27, 2005 upon the closing of the sale of Liberate’s Non-North America business to SeaChange pursuant to the terms of the Asset Purchase Agreement, dated as of April 15, 2005. The SeaChange transaction closed on July 12, 2005. As required by the NASD rules, the ex-dividend date was set one business day after the payment date. The dividend aggregating $16.6 million was paid on July 13, 2005.

Executive Management Retention Bonuses

On June 15, 2005, the Board of Directors of Liberate Technologies (“Liberate”) approved payments in connection with amendments to existing employee retention agreements that were entered into as of March 14, 2003, by Liberate and each of Messrs. David Lockwood, Liberate’s Chairman and Chief Executive Officer, Philip Vachon, President—Liberate International, Gregory S. Wood, Liberate’s Executive Vice President and Chief Financial Officer, and Patrick Nguyen, Liberate’s Executive Vice President—Corporate Development (collectively, the “Executives”). Under the terms of the employee retention agreements, each Executive was entitled to a severance payment upon a Change in Control (as

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Subsequent Events (Continued)

defined therein) that is followed within one year by an Actual or Constructive Termination (as defined therein) of employment of such Executive. As a result of the sale of the North America business to Double C Technologies, LLC on April 7, 2005, each Executive was entitled to constructively terminate his employment and receive a severance payment. The Board had determined that Liberate’s continuing operations would benefit from the continuing employment of such Executives, and had approved the amendment of their employee retention agreements effective as of June 15, 2005 (the “Effective Date”) so that the Executives will no longer be required to have terminated employment to be entitled to the payments thereunder. Instead, Liberate will pay each Executive the amount he would otherwise have been entitled to had such Executive’s employment been terminated pursuant to the terms of those agreements, at which time, the agreements will terminate and the Executives will not be entitled to any further payments or benefits thereunder.

Pursuant to the employee retention agreements as so amended, Liberate made such payments to the Executives within thirty days following the Effective Date. The value of the payment amounts pursuant to the employee retention agreements remain unchanged, which payment amount for each Executive will be equal to twice the Executive’s total taxable compensation for the prior fiscal year, with a minimum payment of $500,000, and a maximum payment of $750,000. The payments were made on June 17, 2005 and July 14, 2005.

Filing of Going Private Proxy Statement

On June 23, 2005, Liberate filed with the Securities and Exchange Commission a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on a 1-for-250,000 reverse stock split immediately followed by a 250,000-for-1 forward stock split of Liberate’s common stock (the “Reverse/Forward Stock Split”). If approved, the Reverse/Forward Stock Split should enable Liberate to complete the going private transaction provided there will be fewer than 300 registered holders of common stock. This will permit Liberate to discontinue the obligations of filing annual and periodic reports and make other filings with the SEC.

Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in a definitive form by the SEC and are, Liberate will mail copies to all of its stockholders, describing all of the material terms of the Reverse/Forward Stock Split. Liberate currently intends to effect the Reverse/Forward Stock Split as soon as possible thereafter.

Letter of Credit Established

On June 23, 2005, Liberate established a letter of credit in the amount of $8.8 million with Circle Star Center Associates named as the beneficiary as a security deposit for our former headquarters in San Carlos, California. In order to secure our obligations with the bank, we established a certificate of deposit for $8.8 million. This arrangement replaces a letter of credit with another banking institution, and replenishes the letter of credit to the level required in the lease agreement.

LIBERATE TECHNOLOGIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Subsequent Events (Continued)

Employee Discretionary Cash Bonuses

On July 14, 2005, the Compensation Committee of the Board of Directors of Liberate Technologies, a Delaware corporation (the “Registrant”) approved the payment of a one-time discretionary cash bonus in recognition of employment performance to nine of the Registrant’s remaining employees including executives, finance and administrative staff in the aggregate amount of $1,480,000. Specifically, the Compensation Committee approved cash bonus payments to the following executive officers: $325,000 to each of David Lockwood, Chief Executive Officer, Gregory Wood, Executive Vice President and Chief Financial Officer, and Patrick Nguyen, Executive Vice President of Corporate Development, and $200,000 to Phil Vachon, President—Liberate International.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2005. In making our evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our evaluation, under the framework set forth by the COSO in Internal Control—Integrated Framework, we concluded that, as of May 31, 2005, our internal control over financial reporting was effective. Our assessment of the effectiveness of our internal control over financial reporting as of May 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Our management, including our CEO and CFO, acknowledge that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our directors and executive officers required by this Item is incorporated by reference to the information set forth in the section entitled “Board of Directors”, “Election of Directors” and “Executive Officers” in the definitive proxy statement for our 2005 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”).

Information required by the Item with respect to compliance with Section 16(a) of the Securities Act of 1934 is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth in the section entitled “Executive Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners is incorporated by reference to the information set forth in the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the information set forth in the section entitled “Audit Fees” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this report:

1.     Financial Statements

2.     Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts. See page 99.

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
2.5

Share Purchase Agreement, date as of July 24, 2002, by and among Liberate, 2014120 Ontario, Inc., Sigma Systems Group (Canada) Inc., the shareholders of Sigma Systems and Arjun Jasuja, as the Shareholders’ Representative (incorporated by reference to similarly numbered exhibit to the current report on Form 8-K filed by Liberate on August 22, 2002).

2.6

Asset Purchase Agreement dated as of January 14, 2005 by and among Liberate Technologies, Liberate Technologies Canada Ltd. and Double C Technologies, LLC (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on January 18, 2005).

2.7

Asset Purchase Agreement, by and among Liberate Technologies, Liberate Technologies B.V. and SeaChange International, Inc., dated as of April 15, 2005 (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on April 19, 2005).

3.1	Amended and Restated Bylaws of Liberate (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).
3.2	Sixth Amended and Restated Certificate of Incorporation of Liberate (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).

3.3

Certificate of Designation, Preferences, and Results of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003).

4.1	Specimen Certificate of Liberate’s common stock (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
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
4.5

First Amendment to Rights Agreement between Liberate Technologies and Equiserve Trust Company, N.A., dated as of January 10, 2005 (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on January 13, 2005).

4.6

First Amendment to Rights Agreement between Liberate Technologies and Equiserve Trust Company, N.A., dated as of January 10, 2005 (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on January 13, 2005).

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

10.5	1999 Equity Incentive Plan, as amended (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).*
10.6	1999 Employee Stock Purchase Plan, as amended to date (incorporated by reference to similarly numbered exhibit to the report on Form 10-K filed by Registrant on August 8, 2002).

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

10.59

Sigma Systems Group (Canada) Inc. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to similarly numbered exhibit to the Registrant’s report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).

10.60

Sigma Systems Group (Canada) Inc. Amended and Restated 2002 California Stock Incentive Plan (incorporated by reference to similarly numbered exhibit to the Registrant’s report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).

10.61

Sigma Systems Group (Canada) Inc. Nonstatutory Stock Option Agreement, dated August 9, 2002, with Stephen Nicolle (incorporated by reference to similarly numbered exhibit to the Registrant’s report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).

10.62

Sales Commission Plan, dated June 1, 2002, between Liberate and Donald Fitzpatrick (incorporated by reference to similarly numbered exhibit to the Registrant’s report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).*

10.63

Senior Management Bonus Plan, dated June 1, 2002, between Liberate and Mitchell Kertzman, Coleman Sisson, and Kent Walker (incorporated by reference to similarly numbered exhibit to the Registrant’s report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).*

10.64

Contractor Agreement dated September 1, 2002 between David Limp and Liberate and Amendment thereto (incorporated by reference to similarly numbered exhibit to the Registrant’s report on Form 10-Q for the quarter ended November 30, 2002, filed by the Registrant on September 16, 2003).*

10.65

Employment Letter dated November 20, 2002 between Philip A. Vachon and Liberate and Amendment thereto (incorporated by reference to similarly numbered exhibit to the Registrant’s report on Form 10-Q for the quarter ended November 30, 2002, filed by the Registrant on September 16, 2003).*

10.66

Form of Employment Letter dated March 14, 2003 between Liberate and each of the following executive officers (separately): David Lockwood, Gregory S. Wood, and Patrick Nguyen (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).*

10.67

Form of Employment Agreement dated April 11, 2003 between Liberate and Philip A. Vachon (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).*

10.68

Form of Employee Retention Agreement between Liberate and each of the following officers (separately): David Lockwood, Coleman Sisson, Philip A. Vachon, Gregory S. Wood, Patrick Nguyen, and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).*

10.69

Form of Notice of Stock Option Grant to each of the following officers: David Lockwood, Philip A. Vachon, Gregory S. Wood, and Patrick Nguyen (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).*

10.70

Form of Amendment to Stock Option Grant dated March 14, 2003 between Liberate and each of Coleman Sisson and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).*

10.71

Agreement dated June 9, 2003 between Liberate and Coleman Sisson (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).*

10.72

Specific Litigation Protection Agreement dated August 29, 2003 between American International Specialty Lines Insurance Company and the insured parties named therein (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).

10.73

Notice of Stock Award dated September 30, 2003 between Liberate and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant’s quarterly report on Form 10-Q filed by the Registrant on January 14, 2004).*

10.74

Management Transition Agreement effective September 30, 2003 between Liberate and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant’s quarterly report on Form 10-Q filed by the Registrant on January 14, 2004).*

10.75

Form of Notice of Stock Unit Award issued to non-employee directors on and after October 1, 2003 (incorporated by reference to the similarly numbered exhibit to the Registrant’s quarterly report on Form 10-Q filed by the Registrant on January 14, 2004).*

10.76

Office Lease Agreement dated December 12, 2003 between EOP-Peninsula Office Park, L.L.C. and Liberate for the San Mateo, California office (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-Q filed by the Registrant on April 14, 2004).

10.77

Form of Stock Unit Award dated April 26, 2004, issued to the following executive officers of Liberate: Philip A. Vachon, Gregory S. Wood, Patrick P. Nguyen (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on August 16, 2004).*

10.78

Form of Stipulation and Agreement of Settlement dated as of October 19, 2004 among (i) the lead plaintiff, on behalf of himself and each of the class members; and (ii) Liberate and other defendants in the class action litigation (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 10, 2005).

10.79

Description of Supplemental Compensation Arrangement with Philip A. Vachon dated November 4, 2004 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 10, 2005).*

10.80

Addendum No. 1 to the April 11, 2003 Employment Letter—Tax Equalization, dated as of January 5, 2005 between Liberate and Philip A. Vachon (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 10, 2005).*

Exhibit No.	Description
21.1	Subsidiaries of Liberate.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Liberate’s Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Liberate’s Chief Financial Officer.
32.1	Section 1350 Certification of Liberate’s Chief Executive Officer and Chief Financial Officer.
99.1

Stockholder Voting Agreement dated as of January 14, 2005 by and among David Lockwood, Lockwood Fund LLC and Double C Technologies, LLC (incorporated by reference to exhibit 99.01 to the Form 8-K filed by the Registrant on January 18, 2005).

99.2

Stockholder Voting Agreement by and among David Lockwood, Lockwood Fund LLC and SeaChange International, Inc., dated as of April 15, 2005 (incorporated by reference to exhibit 99.2 to the Form 8-K filed by the Registrant on April 19, 2005).

*                    Management contract or compensatory plan or arrangement.

Note: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b)          Reports on Form 8-K furnished during the quarter ended May 31, 2005:

(i)    Liberate furnished a report on Form 8-K on April 7, 2005 under Items 2, 8 and 9 with a press release announcing the completion of the purchase by Double C Technologies, LLC, a joint venture majority owned and controlled by Comcast Corporation (Nasdaq: CMCSA, CMCSK) with a minority investment by Cox Communications, Inc., of substantially all of the North American assets of Liberate.

(ii)   Liberate furnished a report on Form 8-K/A on April 8, 2005 under Items 2, 8 and 9 amending the Form 8-K, filed on April 7, 2005 to add the conformed signature on the signature page which was inadvertently missing on the Form 8-K filed on April 7, 2005.

(iii)  Liberate filed a report on Form 8-K on April 19, 2005 under Item 1, 3 and 9 with (1) a press release announcing that Liberate had reached an agreement to sell substantially all of the assets of its business outside of North America to SeaChange International, Inc. and that David Lockwood and Lockwood Fund LLC have entered into a stockholder voting agreement with SeaChange, pursuant to which, among other things, David Lockwood and Lockwood Fund agreed to vote their shares of Liberate common stock in favor of the transaction, and (2) attaching a copy of the asset purchase agreement and the stockholder voting agreement as exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of August 2005.

Liberate Technologies
Date: August 15, 2005	By:	/s/ DAVID LOCKWOOD
David Lockwood
Chief Executive Officer
Date: August 15, 2005		/s/ GREGORY S. WOOD
Gregory S. Wood
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on the 15th day of August 2005.

Signature	Title
/s/ DAVID LOCKWOOD	Chief Executive Officer and Chairman of the Board
David Lockwood
/s/ CHARLES N. CORFIELD	Director
Charles N. Corfield
/s/ PATRICK S. JONES	Director
Patrick S. Jones
/s/ DAVID C. NAGEL	Director
Dr. David C. Nagel
/s/ ROBERT R. WALKER	Director
Robert R. Walker

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended May 31, 2005	$30	$(30)	$—	$—
Year ended May 31, 2004	$569	$(554)	$(15)	$30
Year ended May 31, 2003	$550	$45	$326	$569
Revenue reserve:
Year ended May 31, 2005	$3	$(3)	$—	$—
Year ended May 31, 2004	$785	$(782)	$—	$3
Year ended May 31, 2003	$859	$(14)	$60	$785
Valuation allowance:
Year ended May 31, 2005	$268	$—	$240	$28
Year ended May 31, 2004	$254	$14	$—	$268
Year ended May 31, 2003	$188	$66	$—	$254

Exhibit Index

Exhibit No.	Description
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
2.5

Share Purchase Agreement, date as of July 24, 2002, by and among Liberate, 2014120 Ontario, Inc., Sigma Systems Group (Canada) Inc., the shareholders of Sigma Systems and Arjun Jasuja, as the Shareholders’ Representative (incorporated by reference to similarly numbered exhibit to the current report on Form 8-K filed by Liberate on August 22, 2002).

2.6

Asset Purchase Agreement dated as of January 14, 2005 by and among Liberate Technologies, Liberate Technologies Canada Ltd. and Double C Technologies, LLC (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on January 18, 2005).

2.7

Asset Purchase Agreement, by and among Liberate Technologies, Liberate Technologies B.V. and SeaChange International, Inc., dated as of April 15, 2005 (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on April 19, 2005).

3.1	Amended and Restated Bylaws of Liberate (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).
3.2	Sixth Amended and Restated Certificate of Incorporation of Liberate (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
3.3

Certificate of Designation, Preferences, and Results of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on May 14, 2003).

4.1	Specimen Certificate of Liberate’s common stock (incorporated by reference to similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Registrant (Reg. No. 333-78781)).
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

4.5

First Amendment to Rights Agreement between Liberate Technologies and Equiserve Trust Company, N.A., dated as of January 10, 2005 (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on January 13, 2005).

4.6

First Amendment to Rights Agreement between Liberate Technologies and Equiserve Trust Company, N.A., dated as of January 10, 2005 (incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant on January 13, 2005).

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

10.5	1999 Equity Incentive Plan, as amended (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).*
10.6	1999 Employee Stock Purchase Plan, as amended to date (incorporated by reference to similarly numbered exhibit to the report on Form 10-K filed by Registrant on August 8, 2002).
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

10.59

Sigma Systems Group (Canada) Inc. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to similarly numbered exhibit to the Registrant’s report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).

10.60

Sigma Systems Group (Canada) Inc. Amended and Restated 2002 California Stock Incentive Plan (incorporated by reference to similarly numbered exhibit to the Registrant’s report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).

10.61

Sigma Systems Group (Canada) Inc. Nonstatutory Stock Option Agreement, dated August 9, 2002, with Stephen Nicolle (incorporated by reference to similarly numbered exhibit to the Registrant’s report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).

10.62

Sales Commission Plan, dated June 1, 2002, between Liberate and Donald Fitzpatrick (incorporated by reference to similarly numbered exhibit to the Registrant’s report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).*

10.63

Senior Management Bonus Plan, dated June 1, 2002, between Liberate and Mitchell Kertzman, Coleman Sisson, and Kent Walker (incorporated by reference to similarly numbered exhibit to the Registrant’s report on Form 10-Q for the quarter ended August 31, 2002, filed by the Registrant on September 16, 2003).*

10.64

Contractor Agreement dated September 1, 2002 between David Limp and Liberate and Amendment thereto (incorporated by reference to similarly numbered exhibit to the Registrant’s report on Form 10-Q for the quarter ended November 30, 2002, filed by the Registrant on September 16, 2003).*

10.65

Employment Letter dated November 20, 2002 between Philip A. Vachon and Liberate and Amendment thereto (incorporated by reference to similarly numbered exhibit to the Registrant’s report on Form 10-Q for the quarter ended November 30, 2002, filed by the Registrant on September 16, 2003).*

10.66

Form of Employment Letter dated March 14, 2003 between Liberate and each of the following executive officers (separately): David Lockwood, Gregory S. Wood, and Patrick Nguyen (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).*

10.67

Form of Employment Agreement dated April 11, 2003 between Liberate and Philip A. Vachon (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).*

10.68

Form of Employee Retention Agreement between Liberate and each of the following officers (separately): David Lockwood, Coleman Sisson, Philip A. Vachon, Gregory S. Wood, Patrick Nguyen, and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).*

10.69

Form of Notice of Stock Option Grant to each of the following officers: David Lockwood, Philip A. Vachon, Gregory S. Wood, and Patrick Nguyen (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).*

10.70

Form of Amendment to Stock Option Grant dated March 14, 2003 between Liberate and each of Coleman Sisson and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).*

10.71

Agreement dated June 9, 2003 between Liberate and Coleman Sisson (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).*

10.72

Specific Litigation Protection Agreement dated August 29, 2003 between American International Specialty Lines Insurance Company and the insured parties named therein (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on September 16, 2003).

10.73

Notice of Stock Award dated September 30, 2003 between Liberate and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant’s quarterly report on Form 10-Q filed by the Registrant on January 14, 2004).*

10.74

Management Transition Agreement effective September 30, 2003 between Liberate and Kent Walker (incorporated by reference to the similarly numbered exhibit to the Registrant’s quarterly report on Form 10-Q filed by the Registrant on January 14, 2004).*

10.75

Form of Notice of Stock Unit Award issued to non-employee directors on and after October 1, 2003 (incorporated by reference to the similarly numbered exhibit to the Registrant’s quarterly report on Form 10-Q filed by the Registrant on January 14, 2004).*

10.76

Office Lease Agreement dated December 12, 2003 between EOP-Peninsula Office Park, L.L.C. and Liberate for the San Mateo, California office (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-Q filed by the Registrant on April 14, 2004).

10.77

Form of Stock Unit Award dated April 26, 2004, issued to the following executive officers of Liberate: Philip A. Vachon, Gregory S. Wood, Patrick P. Nguyen (incorporated by reference to the similarly numbered exhibit to the Registrant’s report on Form 10-K filed by the Registrant on August 16, 2004).*

10.78

Form of Stipulation and Agreement of Settlement dated as of October 19, 2004 among (i) the lead plaintiff, on behalf of himself and each of the class members; and (ii) Liberate and other defendants in the class action litigation (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 10, 2005).

10.79

Description of Supplemental Compensation Arrangement with Philip A. Vachon dated November 4, 2004 (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 10, 2005).*

10.80

Addendum No. 1 to the April 11, 2003 Employment Letter — Tax Equalization, dated as of January 5, 2005 between Liberate and Philip A. Vachon (incorporated by reference to similarly numbered exhibit to the Form 10-Q filed by the Registrant on January 10, 2005).*

21.1	Subsidiaries of Liberate.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Liberate’s Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Liberate’s Chief Financial Officer.
32.1	Section 1350 Certification of Liberate’s Chief Executive Officer and Chief Financial Officer.
99.1

Stockholder Voting Agreement dated as of January 14, 2005 by and among David Lockwood, Lockwood Fund LLC and Double C Technologies, LLC (incorporated by reference to exhibit 99.01 to the Form 8-K filed by the Registrant on January 18, 2005).

99.2

Stockholder Voting Agreement by and among David Lockwood, Lockwood Fund LLC and SeaChange International, Inc., dated as of April 15, 2005 (incorporated by reference to exhibit 99.2 to the Form 8-K filed by the Registrant on April 19, 2005).

*                    Management contract or compensatory plan or arrangement.