Form 10-K/A
period 2005-05-31
LIBERATE TECHNOLOGIES
filed 2005-09-28
CIK 1085776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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
(Address of Principal Executive Offices, Including Zip Code)
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $22.2 million based on the last reported sale price of the Company’s common stock on September 20, 2005 As of August 31, 2005 there were 110,934,837 shares of common stock outstanding (including shares held by affiliates).

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

On August 15, 2005, Liberate Technologies (“Liberate” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (the “Initial Form 10-K”). In accordance with the SEC rules, the Company incorporated by reference Part III of the Initial Form 10-K from the Proxy Statement to be filed by the Company in connection with its 2005 Annual Stockholders’ Meeting, which the Company anticipated filing on or before September 28, 2005. Since filing the Initial Form 10-K, the Company has determined that it will not file its Proxy Statement prior to the September 28 deadline and, in accordance with SEC rules, must file an amendment to its Initial Form 10-K to include the disclosures required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A amends and supplements Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K.

SUBSEQUENT EVENTS

On September 19, 2005, Leslie J. Lee filed a class action complaint in the Court of Chancery of the State of Delaware, alleging that Liberate and certain officers and directors breached their fiduciary duties in connection with a 1-for-250,000 reverse stock split proposed by Liberate (the “Stock Split”). Plaintiff purports to bring the action individually and on behalf of a putative class of all stockholders owning fewer than 250,000 shares of Liberate common stock. The complaint seeks preliminary and permanent injunctive relief against the Stock Split, declaratory relief, rescission of the Stock Split, rescissory and/or compensatory damages and attorneys’ fees and expenses. Also on September 19, 2005, Plaintiff filed a motion for expedited proceedings and a motion for preliminary injunction. Liberate believes the allegations are without merit and intends to defend the complaint vigourously.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth, as of September 28, 2005, certain information about the Company’s directors. All of the directors are elected annually for a one-year term. There are no arrangements or understandings between the Company and any person, pursuant to which such person has been elected a director, and no director is related to any other director or executive officer of the Company.

Name	Age	Positions and Offices Held with Liberate
David Lockwood(1)	45	Chairman and Chief Executive Officer
Charles N. Corfield(2)(3)(4)	46	Director
Patrick S. Jones(2)(3)(4)	60	Director
Dr. David C. Nagel(4)	60	Director
Robert R. Walker(2)(3)	55	Director

(1)          Member of Secondary Compensation Committee

(2)          Member of Corporate Governance Committee

(3)          Member of Finance and Audit Committee

(4)          Member of Compensation Committee

David Lockwood has served as Chairman and Chief Executive Officer of Liberate since June 2003 and strategic advisor to Liberate from March 2003 to June 2003. Mr. Lockwood served as executive officer of InterTrust Technologies, a provider of digital rights management software, from September 2001 to February 2003, serving in the roles of Chief Executive Officer, President, and Executive Vice Chairman.

Mr. Lockwood served as director of InterTrust from October 2000 to January 2003. From January 2000 to October 2001, Mr. Lockwood was the Managing Partner of Reuters Greenhouse Fund, a venture capital firm. Mr. Lockwood currently serves on the Board of Directors of Forbes.com and is a managing member of Lockwood Capital Advisors LLC.

Charles N. Corfield has served as a director of Liberate since December 1998. Since August 2000, Mr. Corfield has served as Chief Executive Officer of SandCherry, Inc., a provider of telecommunications software. Mr. Corfield also serves as a director and member of the audit committee of iBasis, a provider of internet-based communication services.

Patrick S. Jones has served as a director of Liberate since June 2003. Since March 2001, Mr. Jones has been a private investor and a board member of several public and private companies. From June 1998 to March 2001, Mr. Jones served as Senior Vice President and Chief Financial Officer of Gemplus International S.A., a smart card device manufacturer. Mr. Jones serves on the board as chairman of the audit committee of Genesys S.A., a public company that provides conferencing services. Mr. Jones is also acting chairman of the board of Lattice Semiconductor, a publicly held maker of semiconductors (programmable logic devices). Mr. Jones also serves on the boards of SmartTrust AB, a privately-held provider of mobile device software, Trema N.V., a privately-held provider of treasury and banking software, and Mobile365, a privately-held provider of mobile messaging services and infrastructure.

Dr. David C. Nagel has served as a Director of Liberate since February 2000. From August 2001 to May 2005, Dr. Nagel served as President and Chief Executive Officer of PalmSource, Inc., a public company that provides operating system software platforms for mobile devices. Before joining PalmSource, Dr. Nagel was President of AT&T Labs from April 1996 to August 2001 and Chief Technology Officer of AT&T from August 1997 to August 2001. Dr. Nagel also served as Chief Technology Officer of Concert, a joint venture between AT&T and British Telecom, from June 1999 to August 2001.

Robert R. Walker has served as a director of Liberate since June 2003. From March 1999 to December 2001, Mr. Walker served as Chief Financial Officer of Agilent Technologies, an electronic equipment manufacturing company. Mr. Walker is also Chairman of Financial Executives International an association of senior financial executives, a director of Electro Scientific Industries, Inc., a supplier of manufacturing equipment to the global electronics market, and a director of Brocade Communications Systems, Inc., a supplier of networked storage solutions.

Executive Officers

Our executive officers, their ages, positions with Liberate, and certain biographical information as of September 28, 2005 are as follows:

Executive Officers	Age	Positions and Offices Held with Liberate
David Lockwood*	45	Chairman and Chief Executive Officer
Philip A. Vachon	48	President—Liberate International
Gregory S. Wood	47	Executive Vice President and Chief Financial Officer
Patrick P. Nguyen	39	Executive Vice President—Corporate Development

*                    Please see biographical information for Mr. Lockwood above.

Philip A. Vachon was appointed President—Liberate International in April 2003. From November 2002 to April 2003, Mr. Vachon was a consultant to Liberate. From January 2001 to October 2002, Mr. Vachon advised a variety of technology companies. From January 1999 to December 2000, he was Senior Vice President of Worldwide Sales for Liberate.

Gregory S. Wood has been executive Vice President and Chief Financial Officer of Liberate since June 2003 and served as a strategic advisor to Liberate from March 2003 to June 2003. Previously, he served as Chief Financial Officer of InterTrust, a provider of digital rights management software, from November 2000 to February 2003. Before joining InterTrust, Mr. Wood served as Chief Financial Officer of Network Computing Devices, a computer networking company, from August 1999 to November 2000. Mr. Wood is a certified public accountant.

Patrick P. Nguyen has been Executive Vice President—Corporate Development of Liberate since June 2003. Mr. Nguyen served as a strategic advisor to Liberate from March 2003 to June 2003. Previously, he served as Executive Vice President—Corporate Development and Vice President—Global Alliances of InterTrust from July 1998 to February 2003.

Finance and Audit Committee

Our board has a separately designated Finance and Audit Committee. The current members of the Finance and Audit Committee are Mr. Walker (chair), Mr. Corfield, and Mr. Jones. Our Board has determined that Mr. Walker is qualified as an “audit committee financial expert” within the meaning of SEC regulations and that each member of the Finance and Audit Committee is independent under the listing standards of the Nasdaq Stock Market and applicable securities law. The charter of the Finance and Audit Committee can be found on our investor relations website at http://investors.liberate.com.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board, our executive officers, and persons who hold more than ten percent of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based solely on our review of (1) copies of Section 16(a) reports that we received from these persons regarding transactions in our common stock during fiscal 2005 and (2) written representations that we received from our executive officers and directors that no annual Form 5 reports were required to be filed by them for fiscal 2005, we believe that our executive officers, Board members, and greater-than-ten-percent stockholders met all reporting requirements under Section 16(a) for fiscal 2005 in a timely manner.

ITEM 11.         EXECUTIVE COMPENSATION

The following summary compensation table sets forth, for the fiscal years ended May 31, 2005, 2004 and 2003, the compensation earned for services rendered in all capacities to Liberate and its subsidiaries by David Lockwood, who was our Chief Executive Officer on May 31, 2005; and the three other most highly compensated executive officers who were serving as such on May 31, 2005 (collectively, the “named executive officers”). We do not grant stock appreciation rights and have in the past provided no long-term compensation benefits other than stock options and stock units. In accordance with the rules of the Securities and Exchange Commission (“SEC”), the table below excludes certain items of compensation paid by us, such as perquisites and other personal benefits or reimbursements that did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officers for such fiscal year.

						Long-Term Compensation
						Awards
		Annual Compensation				Restricted Stock		Securities
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		/ Stock Unit Awards ($)		Underlying Options (#)
David Lockwood	2005	250,357	—	—		—		—
Chairman of the Board and	2004	250,357	—	—		—		—
Chief Executive Officer	2003	53,201	—	—		—		1,300,000
Philip A. Vachon	2005	250,357	—	306,068	(1)	168,000	(2)	—
President—Liberate	2004	250,357	150,000	7,795	(1)	303,000	(3)	—
International	2003	328,789	—	—		—		1,700,000
Gregory S. Wood	2005	250,357	—	—		252,000	(2)	—
Executive Vice President and	2004	250,357	—	—		454,500	(3)	—
Chief Financial Officer	2003	53,201	—	—		—		1,300,000
Patrick P. Nguyen	2005	250,357	—	—		252,000	(2)	—
Executive Vice President—	2004	250,357	—	—		454,500	(3)	—
Corporate Development	2003	53,201	—	—		—		1,300,000

(1)          Represents a housing allowance of $127,455, relocation expenses of $6,270 and tax equalization payments of $172,343 during fiscal 2005 and relocation expenses of $7,795 in fiscal 2004 related to Mr. Vachon’s foreign assignment.

(2)          Represents the cash value of dividend equivalent rights granted during fiscal 2005 on unvested restricted stock units in connection with the Special Dividend of $2.10 per share paid April 8, 2005 (the “Special Dividend”).

(3)          Represents stock unit awards granted to these executive officers during fiscal 2004. Mr. Vachon received 100,000 stock units and Mr. Wood and Mr. Nguyen each received 150,000 stock units. In accordance with SEC regulations, the values reported in the table above were obtained by multiplying the number of stock units granted by $3.03, the closing price of Liberate’s common stock on the date the stock units were granted. These values do not necessarily reflect the future value of the stock units or of the shares issuable upon vesting of the stock units. These units vested as to 7.5% of the total units on July 15, 2004 and as to an additional 12.5% of the total units on January 15, 2005 and would have vested as to an additional 12.5% on July 15, 2005 and on January 15 and July 15 of each year thereafter. In connection with the Company’s sale of substantially all of the assets of its North American business to Double C Technologies, LLC (the “North American Business Sale”), all stock units held by our named executive officers became vested upon consummation of that sale on April 7, 2005. In addition, although the stock units did not entitle holders to voting rights, dividends or other rights of stockholders until the units became vested and shares were issued in settlement of the units, in connection with the North American Business Sale, the named executive officers were granted dividend equivalent rights, entitling them to the per share value of the Special Dividend for each unit held by such executive on the record date set for the Special Dividend

Option Grants in Fiscal 2005

During fiscal 2005, we granted no stock options to our named executive officers or to other employees.

Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values

The following table sets forth information concerning stock option exercises during fiscal 2005 by each of the named executive officers, including the aggregate amount of gains on the date of exercise. The value realized for option exercises is the aggregate fair market value of our common stock on the date of exercise less the exercise price. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options held on May 31, 2005 by each of those officers. Also reported are values for “in-the-money” stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of May 31, 2005. The values for unexercised in-the-money options have not been, and may never be, realized.

In connection with the North American Business Sale and the Special Dividend, and in order to prevent dilution or enlargement of the rights of option holders, effective upon the date of the Special Dividend, the Company made an equitable adjustment to the exercise price of the stock options in the following table by reducing the per share exercise price by $2.10, the per share value of the Special Dividend, or if the per share exercise price was less than this value, then canceling the option and replacing the option with one share of common stock, plus a cash payment equal to the difference between the per share Special Dividend and the per share exercise price of the option, for each share subject to the option.

The fair market value is determined by the closing price of our common stock on May 31, 2005 as reported on the Pink Sheets system, which was $0.32 per share.

	Number of Shares Acquired	Value	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name	on Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
David Lockwood	1,300,000	$728,000	—	—	—	—
Philip A. Vachon	—	—	1,700,000	—	$51,000	—
Gregory S. Wood	1,300,000	$728,000	—	—	—	—
Patrick P. Nguyen	1,300,000	$728,000	—	—	—	—

Stock Unit Grants in Fiscal 2005

During fiscal 2004, we implemented a program to grant stock units to employees and non-employee directors under the 1999 Equity Incentive Plan. Each stock unit entitles the holder to receive one share of common stock when the stock unit vests. Stock units granted to employees generally vest over a period of four years, and those granted to non-employee directors generally vest over 12 months. On the vesting dates, stock units are settled by the delivery of the corresponding number of shares of common stock. Upon termination of employment unvested stock units are forfeited. In fiscal 2004, the Compensation Committee granted stock units to the following named executive officers: Philip Vachon (100,000 units), Gregory Wood (150,000 units), and Patrick Nguyen (150,000 units). The closing price of Liberate’s common stock on the date the stock units were granted to these executive officers was $3.03 These units vested as to 7.5% if the total units on July 15, 2004 and as to an additional 12.5% of the total units on January 15, 2005 and would have vested as to an additional 12.5% on July 15, 2005 and on January 15 and July 15 of each year thereafter. In connection with the North American Business Sale, however, all stock units held by our named executive officers became vested upon the consummation of that sale on April 7, 2005. In addition, although the stock units did not entitle holders to voting rights, dividends or other rights of stockholders until the units became vested and shares were issued in settlement of the units, in connection with the North American Business Sale, the named executive officers were granted dividend equivalent rights, entitling them to the per share value of the Special Dividend for each unit held by such executive on the record date set for the Special Dividend. During fiscal 2005, there were no stock unit grants to the named executive officers. During fiscal 2005, we granted a total of 130,000 stock units to other employees and 30,768 stock units to our non-employee directors.

Equity Compensation Plan Information

The following table summarizes information about our shares of common stock that may be issued upon the exercise of options and the vesting of stock units under all of our existing equity compensation plans as of May 31, 2005, as well as shares of our common stock that may be issued under warrants or individual compensation arrangements that were not approved by our stockholders.

As of May 31, 2005, there were 110,869,535 shares of Liberate common stock outstanding. At that date, there were outstanding options to purchase 4,250,809 shares of stock at a weighted average exercise price of $6.80 per share and outstanding stock units representing the right to receive 191,564 shares of stock.

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

Employment Contracts, Termination of Employment, and Change in Control Arrangements

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

On June 15, 2005, our Board approved the payment of certain severance payments in connection with amendments to the existing employee retention agreements. As a result of the North America Business Sale each executive officer was entitled to constructively terminate his employment and receive a severance payment. Our Board determined that Liberate’s continuing operations would benefit from the continuing employment of such executives, and approved the amendment of their employee retention agreements effective as of June 15, 2005 so that the executives would no longer be required to have terminated employment to be entitled to the severance payments there under. Instead, Liberate paid each executive the amount he would otherwise have been entitled to had his employment been terminated pursuant to the terms of those agreements.

The payments were made in June and July 2005. Specifically, Messrs. Lockwood, Vachon, Wood, and Nguyen were paid $625,000, $750,000, $625,000 and $625,000, respectively.

Option and Stock Unit Grants.   In the third quarter of fiscal 2003, the compensation committee of the board approved new options grants of 1.3 million shares to each of Mr. Lockwood, Mr. Wood, and Mr. Nguyen and 1.7 million shares to Mr. Vachon. The vesting of these options accelerated on April 7, 2005, in connection with the sale of the North America Business Sale.

In July 2002, in order to retain qualified independent directors, the board approved the grant of options to purchase 50,000 shares of our stock to each of the three independent board members. These options have an exercise price of $2.42 per share, which was the closing price of the stock on the date of grant, and vest monthly over four years. The vesting of these options accelerated on April 7, 2005, in connection with the sale of the North America Business Sale. In connection with the North American Business Sale and the Special Dividend, and in order to prevent dilution or enlargement of the rights of option holders, effective upon the date of the Special Dividend, the Company made an equitable adjustment to the exercise price of the stock options of the independent directors by reducing the per share exercise price by $2.10, the per share value of the Special Dividend, or if the per share exercise price was less than this value, then canceling the option and replacing the option with one share of common stock, plus a cash payment equal to the difference between the per share Special Dividend and the per share exercise price of the option, for each share subject to the option.

In October 2003, Liberate’s four non-employee directors each received 5,882 stock units under the terms of the 1999 Equity Incentive Plan. The stock units vest over one year following grant, and vesting accelerates upon certain changes of control of Liberate. In October 2004, these four non-employee directors each received 7,692 stock units under the terms of the 1999 Equity Incentive Plan. The vesting of these stock units accelerated on April 7, 2005, in connection with the sale of the North America Business Sale

In April 2004, the compensation committee of the Board approved new stock unit grants representing 150,000 shares to each of Mr. Wood and Mr. Nguyen and 100,000 shares to Mr. Vachon. The stock units vest over four years following the date of grant, and vesting accelerates upon certain termination events in connection with a change of control. The vesting of these stock units accelerated in connection with the North America Business Sale on April 7, 2005, pursuant to the terms of those grants.

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

Director Compensation

Following is the compensation program for non-employee directors adopted by the Board of Directors:

•       Each non-employee director receives $30,000 in annual cash compensation, payable in semi-annual installments, and $1,000 for participation in each Board and committee meeting. A director will only qualify for the payments if he or she has attended at least 75% of the meetings of the Board and applicable committees for the six months prior to payment.

•       On the date a new non-employee director joins the Board, he or she receives an award of stock units, which represent Liberate’s agreement to issue shares of common stock on a future date. If the director joins the Board between October 1 and March 31, he or she receives stock units worth $20,000, which vest as to 50% of the units on the next April 1 and October 1, so long as the director remains on the Board. If the director joins the Board between April 1 and September 30, he or she receives stock units worth $10,000, which vest as to 100% of the units on the next October 1.

•       On October 1 of each year, each non-employee director receives an award of stock units worth $20,000, which vest as to 50% of the units on April 1 and October 1 of the following year, so long as the director remains on the Board.

•       In the event of a change of control of Liberate, the non-employee directors’ stock unit awards will become vested as to 100% of the units. Pursuant to the terms of their awards, on April 7, 2005 in connection with the North American Business Sale, the non-employee directors’ stock unit awards then held by them became 100% vested.

•       Each non-employee director who receives stock units is required to retain beneficial ownership of at least 50% of the shares issued upon vesting and settlement of the stock units until he or she leaves the Board.

Directors who are also Liberate employees receive their employee compensation, which can include equity compensation under our 1999 Equity Incentive Plan or otherwise, and are also eligible to participate in our other plans and benefits generally available to our employees. Compensation arrangements for directors who are or were employees are described in “Executive Compensation” and in the “Compensation Committee Report.”

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board was formed in September 1997. From September 16, 2003 through May 31, 2005, the Compensation Committee consisted of Mr. Corfield (chair), Mr. Jones, and Dr. Nagel. Prior to September 16, 2003, Mr. Corfield and Ms. Dana Evan, a former director, served on that committee. None of the members of the Compensation Committee has ever served as an officer or employee of Liberate or any of our subsidiaries. None of Liberate’s executive officers has served as a director of a company that had an executive officer who served on our Board.

The Board of Directors has established the Secondary Compensation Committee to administer our 1999 Equity Incentive Plan as to equity awards to employees and consultants who are not executive officers or directors, in amounts not exceeding 100,000 shares per individual per grant. David Lockwood, our Chairman and Chief Executive Officer, is the sole member of the Secondary Compensation Committee.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table shows how much of our common stock was beneficially owned as of August 19, 2005 by (i) each known holder of 5% or more of our common stock, (ii) each director, (iii) each executive officer and (iv) all current directors and executive officers as a group. To our knowledge and except as set forth in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless indicated otherwise, each holder’s address is c/o Liberate Technologies, 310 University Avenue, Suite 201, Palo Alto, California 94301.

The column labeled “Options/Units” below reflects shares of common stock that are subject to options or stock units that are currently exercisable or will become vested or exercisable within 60 days of August 19, 2005. Those shares are deemed outstanding for the purpose of computing the percentage ownership of the person holding these options or units, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 110,934,837 shares outstanding on August 19, 2005.

10

Amount and Nature of Beneficial Ownership

Beneficial Owner	Shares	Options	Total	Percent of Class
CCM Master Fund, Ltd.(1)	15,764,621	—	15,764,621	14.2%
David Lockwood(2)	13,332,901	—	13,332,901	12.0%
Glenview Capital Management, LLC(3)	10,395,000	—	10,395,000	9.4%
OZ Management, L.L.C.(4)	10,322,680	—	10,322,680	9.3%
Highfields Capital Management LP(5)	10,000,000	—	10,000,000	9.0%
Deutsche Bank AG(6)	5,889,600	—	5,889,600	5.3%
Philip A. Vachon	96,506	1,700,000	1,796,506	1.6%
Gregory S. Wood	1,447,911	—	1,447,911	1.3%
Patrick P. Nguyen	1,437,911	—	1,437,911	1.3%
Dr. David C. Nagel	13,574	210,000	223,574	*
Charles N. Corfield	56,976	109,930	166,906	*
Patrick S. Jones	13,574	—	13,574	*
Robert R. Walker	13,574	—	13,574	*
All current directors and executive officers as a group (8 persons)	16,412,927	2,019,930	18,432,857	16.6%

*                    Less than 1% of our outstanding shares of common stock.

(1)          Includes 15,744,521 shares owned directly by CCM Master Fund, Ltd., 13,600 shares held by Grant R. Coghill, and 6,500 shares held by Grace A. Coghill. Clint D. Coghill is the managing member of Coghill Capital Management, L.L.C., an entity that serves as the investment manager of CCM Master Fund, Ltd. Clint D. Coghill also serves as the investment custodian for Grant R. Coghill and Grace A. Coghill. The address of CCM Master Fund, Ltd. and the other beneficial owners of these securities is One North Wacker Drive, Suite 4725, Chicago, IL 60606. This information has been taken from a Schedule 13G/A filed by the beneficial owners on February 20, 2003.

(2)          Shares include 5,107,201 shares owned directly by Mr. Lockwood and 8,225,700 shares owned directly by Lockwood Fund LLC. Mr. Lockwood is managing member of Lockwood Capital Advisors LLC, which is the managing member of Lockwood Fund LLC. The address of the principal office of Lockwood Fund LLC and Lockwood Capital Advisors LLC is c/o Schulte Roth & Zabel LLP, 919 Third Avenue, New York, NY 10022, Attention: Stuart D. Freedman, Esq.

(3)          These shares are beneficially owned by Glenview Capital Management, LLC, Glenview Capital GP, LLC, Glenview Capital Partners, LLC, Glenview Capital Master Fund, Ltd., Glenview Institutional Partners, L.P. and Laurence M. Robins. The address of Glenview Capital Master Fund, Ltd. is c/o Goldman Sachs (Cayman) Trust, Limited, Harbour Centre, North Church Street, P.O. Box 896GT, George Town, Grand Cayman, Cayman Islands, B.W.I. The address for all other entities is 399 Park Avenue, Floor 39, New York, NY 10022. This information has been taken from a Schedule 13G/A filed on February 10, 2005.

(4)          OZ Management, L.L.C. and Daniel S. Och, its Senior Managing Member, may be deemed to be the beneficial owners of all these shares. This amount includes 9,671,343 shares beneficially owned by OZ Master Fund, Ltd., of which OZ Management, L.L.C. is the principal investment manager. The address of OZ Management, L.L.C. and Daniel S. Och is 9 West 57th Street, 39th Floor, New York, NY 10019. The address of OZ Master Fund, Ltd. is c/o Goldman Sachs (Cayman) Trust, Limited, P.O. Box 896, G.T. Harbour Centre, Second Floor, North Church Street, George Town, Grand Cayman, Cayman Islands. This information has been taken from a Schedule 13G/A filed on February 14, 2005.

(5)          The 10,000,000 shares are directly owned by Highfields Capital I LP, Highfields Capital II LP and Highfields Capital Ltd. (which directly owns 6,969,110 of the shares). These shares are also beneficially owned by Highfields Capital Management LP, the investment manager to the three direct owners; Highfields GP LLC, the General Partner of Highfields Capital Management LP; and Jonathon S. Jacobson and Richard L. Grubman, the Managing Members of Highfields GP LLC. The address of Highfields Capital Management LP, Highfields GP LLC, Mr. Jacobson and Mr. Grubman is c/o Highfields Capital Management, 200 Clarendon Street, 51st Floor, Boston, MA 02116. The address of Highfields Capital Ltd. is c/o Goldman Sachs (Cayman) Trust, Limited, Harbour Centre, Second Floor, George Town, Grand Cayman, Cayman Islands, B.W.I. This information has been taken from a Schedule 13G filed on July 8, 2003.

(6)          The address of Deutsche Bank AG is Taunusanlage 12, D-60325 Frankfurt am Main, Federal Republic of Germany.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From June 1, 2004 to the date of this report, there have not been any transactions, and there are currently no proposed transactions, involving more than $60,000 to which Liberate was a party and in which any executive officer, director, or 5% beneficial owner of Liberate’s common stock (or any family member of any of them) had or has a material interest, except as described above in “Executive Compensation” or below in this section.

Indemnification of Directors and Executive Officers

Liberate has entered into indemnification agreements with each of its directors and executive officers. These agreements require Liberate to indemnify these individuals to the fullest extent permitted by Delaware law for certain liabilities, to which they may become subject as a result of their affiliation with Liberate. Pursuant to these indemnification agreements, Liberate is paying the legal fees for several former executive officers and directors in connection with the pending securities litigation and the investigations arising out of the restatement of Liberate’s financial statements.

Liberate’s certificate of incorporation and bylaws also contain certain provisions relating to the limitation of liability and indemnification of directors and officers. For example, the certificate of incorporation provides that, with limited exceptions, our directors will not be personally liable to Liberate or our stockholders for monetary damages for any breach of fiduciary duty as a director.

Transactions with Cox Communications

A former member of our Board, Chris Bowick, is an executive officer of Cox Communications. Cox was previously a significant customer and a stockholder. In fiscal 2000 and 2004, we entered into agreements with Cox for the license of our software products and for the provision of services. The agreement also provides that Cox will have the right to test our software free of charge and without any commitment to deploy services using our technology. Under the agreement, Cox paid us $6.0 million in prepaid licenses and services, and Cox is entitled to receive the benefits of any more favorable terms and conditions that we may grant to any other North American network operator. Total revenues from Cox during fiscal 2003, fiscal 2004 and fiscal 2005, before taking into account warrant-related offsets, were $1.6 million, $496,000 and $12,000, respectively. Net revenues from Cox, including the impact of the warrant-related offsets, were $410,000 in fiscal 2003, a negative $697,000 in fiscal 2004, and a negative $982,000 in fiscal 2005. In addition, under the commercial agreement, we were required to issue warrants to Cox. A total of 883,332 shares of our common stock are reserved for issuance to Cox under these warrants. The exercise price of these warrants is $6.90 per share. These warrants vested according to milestones established in the commercial agreement to motivate Cox to deploy our products and as of fiscal 2004, they were fully vested. At May 31, 2005 all vested warrants expired. In addition, Cox paid us $285,000 in fiscal 2003 and $396,000 in fiscal 2004 related primarily to services. All license and services agreements with Cox were assigned to Double C Technologies in connection with the sale of the North America Business.

Executive Loans

In 2001, we extended a loan in the principal amount of $500,000 to Mr. Fitzpatrick, who is a former executive officer of the Company. The loan carried an interest rate of 5.9% compounded annually and was due two years from issuance. In November 2002, Mr. Fitzpatrick repaid $275,000 of the principal amount of his promissory note. According to the terms of Mr. Fitzpatrick’s promissory note, his outstanding principal balance of $225,000 and all accrued interest was due 60 days from December 27, 2002, the date of the termination of his employment. As of May 31, 2005, Mr. Fitzpatrick has not repaid the balance of this loan and we have recorded a reserve to cover our potential loss.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by PricewaterhouseCoopers LLP, independent registered public accounting firm (“PWC”), for professional services for each of fiscal 2005 and 2004 on behalf of Liberate Technologies and its subsidiaries, as well as out-of-pocket costs incurred in connection with these services:

	2005	2004
Audit Fees
Audit fees(1)	$334,527	$1,034,387
Non-Audit Fees
Tax Services and Compliance Fees(2)	$302,976	545,308
Total Fees	$637,503	$1,579,695

(1)   Includes fees for professional services for the review of financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided by PWC in connection with statutory and regulatory filings or engagements, including the audit of management’s report on the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(2)          Includes fees for federal, state, local and international tax compliance, tax advice, and tax planning.

Pre-Approval Policy for Audit and Non-Audit Services

Consistent with the charter of our Finance and Audit Committee, we have established a policy governing the pre-approval of audit and non-audit services delivered by Liberate’s independent registered public accounting firm. The Finance and Audit Committee must pre-approve the categories of permitted audit and non-audit services, the specific services to be performed, and the fees associated with those services. During the course of the year, we expect that there may be additional non-audit services that are identified by management that are desired and were not contained in the annual pre-approval request. The Finance and Audit Committee has authorized the committee’s chairman, Mr. Robert Walker, who is an independent director, to pre-approve interim requests for additional non-audit services up to an aggregate amount of $25,000 between regular meetings of the committee. Mr. Walker will then report to the committee at its next meeting any interim pre-approvals granted since the last meeting. The Finance and Audit Committee has determined that the non-audit services provided by PWC to Liberate did not impair the independence of PWC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September 2005.

LIBERATE TECHNOLOGIES
Date: September 28, 2005	By:	/s/ DAVID LOCKWOOD
David Lockwood
Chief Executive Officer
Date: September 28, 2005		/s/ GREGORY S. WOOD
Gregory S. Wood
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on the 28th day of September 2005.

Signature	Title
/s/ DAVID LOCKWOOD	Chief Executive Officer and Chairman of the
David Lockwood	Board
/s/ CHARLES N. CORFIELD	Director
Charles N. Corfield
/s/ PATRICK S. JONES	Director
Patrick S. Jones
/s/ DAVID C. NAGEL	Director
Dr. David C. Nagel
/s/ ROBERT R. WALKER	Director
Robert R. Walker

Exhibit Index

The exhibit index is amended and supplemented by adding the following:

Exhibit No.	Exhibit
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Liberate’s Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Liberate’s Chief Financial Officer.
32.1	Section 1350 Certification of Liberate’s Chief Executive Officer and Chief Financial Officer.