Form 10-Q
period 2005-08-31
LIBERATE TECHNOLOGIES
filed 2005-10-11
CIK 1085776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-26565

LIBERATE TECHNOLOGIES

(Exact name of registrant as specified in its charter)

Delaware	94-3245315
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

310 University Avenue, Suite 201 Palo Alto, California	94301
(Address of principal executive office)	(Zip Code)

(650) 330-8960

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

110,938,169 shares of the Registrant’s common stock were outstanding as of September 30, 2005.

LIBERATE TECHNOLOGIES

FORM 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of August 31, 2005 and May 31, 2005
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended August 31, 2005 and August 31, 2004
Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2005 and August 31, 2004
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

SIGNATURES

Part I. Financial Information

Item 1. Financial Statements

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	August 31, 2005	May 31, 2005

Assets
Current assets:
Cash and cash equivalents	$41,817	$47,124
Accounts receivable, net	2,897	2,836
Prepaid expenses and other current assets	319	368
Other receivables	4,505	4,577
Assets of discontinued operations	—	414
Total current assets	49,538	55,319
Property and equipment, net	89	61
Restricted cash	9,809	4,359
Total assets	$59,436	$59,739
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,032	$1,121
Accrued liabilities	13,119	14,261
Accrued payroll and related expenses	119	328
Liabilities of discontinued operations	—	9,502
Total current liabilities	16,270	25,212
Long-term excess facilities charges	17,052	18,577
Total liabilities	33,322	43,789
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	1,110	1,109
Paid-in-capital	1,258,021	1,275,302
Deferred stock-based compensation	—	(556)
Accumulated other comprehensive loss	(2,178)	(2,178)
Accumulated deficit	(1,230,839)	(1,257,727)
Total stockholders’ equity	26,114	15,950
Total liabilities and stockholders’ equity	$59,436	$59,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three months ended August 31,
	2005	2004

Operating expenses:
Research and development	$—	$494
Sales and marketing	—	248
General and administrative	7,117	3,601
Excess facilities charges and related asset impairment	(273)	4,415
Total operating expenses	6,844	8,758
Loss from continuing operations before non-operating items and income taxes	(6,844)	(8,758)
Interest income, net	307	548
Other income (expense), net	21	(110)
Loss from continuing operations before income tax provision	(6,516)	(8,320)
Income tax provision (benefit)	(2,509)	3
Loss from continuing operations	(4,007)	(8,323)
Income (loss) from discontinued operations (including gain on sale of $35,138 and $80, respectively)	33,458	(3,971)
Income tax provision	2,563	35
Net income (loss)	$26,888	$(12,329)
Basic and diluted income (loss) per share:
Continuing operations	$(0.04)	$(0.08)
Discontinued operations, basic	$0.28	$(0.04)
Discontinued operations, diluted	$0.28	$(0.04)
Basic net income (loss) per share	$0.24	$(0.12)
Diluted net income (loss) per share	$0.24	$(0.12)
Shares used in computing basic net income (loss) per share	110,925	105,623
Shares used in computing diluted net income (loss) per share	111,232	105,623
Comprehensive income (loss):
Net income (loss)	$26,888	$(12,329)
Foreign currency translation adjustment	—	220
Unrealized gain on short-term investments, net	—	5
Comprehensive income (loss)	$26,888	$(12,104)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended August 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$26,888	$(12,329)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Discontinued operations	(35,138)	2,345
Depreciation and amortization	10	11
Non-cash stock based compensation expense	(28)	225
Non-cash stock based compensation expense from discontinued operations	(68)	414
Stock units surrendered in consideration of taxes payable	—	(71)
Loss on disposal of property and equipment	25	(7)
Provision for doubtful accounts	6	44
Changes in operating assets and liabilities:
Accounts receivable	2,426	(859)
Prepaid expenses and other assets	160	12
Accounts payable	1,911	65
Accrued liabilities	(1,176)	2,901
Accrued payroll and related expenses	(212)	(4)
Long-term excess facilities liabilities	(1,525)	1,777
Net cash used in operating activities	(6,721)	(5,476)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	23,555	—
(Increase) decrease in restricted cash	(5,450)	3
Purchases of property and equipment, net	(63)	(4)
Proceeds from sale of property and equipment	—	7
Net cash provided by investing activities	18,042	6
Cash flows from financing activities:
Payment on short-term borrowing from bank	—	(608)
Dividends paid	(16,639)	—
Proceeds from issuance of common stock	11	14
Net cash used in financing activities	(16,628)	(594)
Effect of exchange rate changes on cash	—	158
Net decrease in cash and cash equivalents	(5,307)	(5,906)
Cash and cash equivalents, beginning of period	47,124	215,877
Cash and cash equivalents, end of period	$41,817	$209,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERATE TECHNOLOGIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1. Description of Business

Prior to the sales of the North America business and the Non-North America business (collectively the “Asset Sales”), Liberate was a provider of software for digital cable television systems. Based on industry standards, Liberate’s software enabled cable operators to run multiple services, including high-definition television, interactive programming guide, video on demand, personal video recorders and games, on multiple platforms. As a result of the Asset Sales, Liberate has no significant product offering or services business.

Liberate began operations in late 1995 as a division of Oracle. In April 1996, the company separately incorporated in Delaware as Network Computer, Inc., and on May 11, 1999, it changed its name to Liberate Technologies.

As a result of the sale of the Non-North America business, which closed on July 12, 2005, SeaChange assumed the lease on our San Mateo, California office space. In August 2005, we relocated our headquarters to approximately 2,500 square feet of office space in Palo Alto, California.

Filing of Going Private Proxy Statement

On June 23, 2005, Liberate filed with the Securities and Exchange Commission (the “SEC”) a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on a 1-for-250,000 reverse stock split immediately followed by a 250,000-for-1 forward stock split of Liberate’s common stock (the “Reverse/Forward Stock Split”). On August 26, 2005, Liberate filed with the SEC, an amendment to each of the preliminary Schedule 13E-3 Transaction Statement and preliminary Schedule 14A Proxy Statement, relating to the Reverse/Forward Stock Split. If approved, the Reverse/Forward Stock Split should enable Liberate to complete the going private transaction provided there will be fewer than 300 holders of record of common stock. This will permit Liberate to discontinue the obligations of filing annual and periodic reports and make other filings with the SEC.

Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in a definitive form by the SEC, Liberate will mail copies to all of its stockholders, describing all of the material terms of the Reverse/Forward Stock Split. Liberate currently intends to effect the Reverse/Forward Stock Split as soon as possible thereafter.

Note 2. Significant Accounting Policies

Basis of Presentation

These interim financial statements are unaudited and reflect all adjustments of a normal recurring nature that we believe are necessary to provide a fair statement of the financial position and the results of operations for the interim periods in accordance with the rules of the SEC. These statements have been prepared in accordance with generally accepted accounting principles of the U.S. These statements should be read in conjunction with the audited condensed consolidated financial statements and notes included in our annual report on Form 10-K and our amended annual report on Form 10-K/A for the fiscal year ended May 31, 2005. The results of operations for the interim periods reported do not necessarily indicate the results expected for the full fiscal year or for any future period.

In this report, we sometimes use the words “fiscal” or “FY” followed by a year to refer to our fiscal years, which end on May 31 of the specified year. We also sometimes use “Q1,” “Q2,” “Q3,” and “Q4” to refer to our fiscal quarters, which end on August 31, November 30, the last day of February, and May 31 of each fiscal year.

Principles of Consolidation

Our consolidated financial statements include the accounts of Liberate and our subsidiaries one located in the U.S. and another one located in the Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Translation and Re-measurement

The functional currency of Liberate’s subsidiary is the U.S. dollar. Liberate’s U.K. branch of its Netherlands subsidiary operates in the British Pound and the Euro. Accordingly, the monetary assets and liabilities of these operations are re-measured into U.S. dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities are re-measured at historical exchange rates. Revenues, expenses, gains or losses are re-measured at the average exchange rate for the period, other than depreciation and amortization, which are re-measured at the same respective historical rates as their related assets. The resulting re-measurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the condensed consolidated statements of operations.

Translation gains or losses relating to prior periods have been recorded in “Accumulated Other Comprehensive Income (Loss),” a component of Stockholders’ Equity. As of August 31, 2005 and May 31, 2005, the cumulative translation losses in accumulated other comprehensive loss was $2.2 million and is related to the re-measurement of the existing U.K. branch of its Netherlands subsidiary.

Fair Value of Financial Instruments

Due to their short maturities, the carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities approximates their fair market value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk primarily consist of cash and cash equivalents and accounts receivable. Substantially all of our cash and cash equivalents are invested in high quality money market instruments. While our customers are geographically dispersed, a substantial amount of our revenues has been generated from a few customers, whose receivables are typically unsecured. We mitigate our credit risk associated with accounts receivable by performing ongoing credit evaluations of our customers’ financial conditions, and we maintain an allowance for potential credit losses. Historically, we have not experienced significant losses related to accounts receivable.

As of August 31, 2005 and May 31, 2005, two customers accounted for 10% or more of our gross accounts receivable balance. Their respective receivable balances as a percentage of our gross accounts receivable balance were as follows:

	August 31, 2005	May 31, 2005
Customer A	52%	53%
Customer B	35%	35%

Property and Equipment

We record property and equipment at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets of two to five years. We amortize leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the improvements using the straight-line method.

Stock-Based Compensation

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 covers key topics related to the implementation of SFAS 123(R ) which include the valuation models, expected volatility, expected option term, income tax effects of SFAS 123(R ), classification of stock-based compensation cost, capitalization of compensation costs and disclosure requirements. Although we do not expect to grant any future options, the Company is currently assessing the impact SFAS 123(R) and SAB 107 will have on our financial statements.

The following information regarding net income (loss) and net income (loss) per share prepared in accordance with SFAS 123 has been determined as if we had accounted for our employee stock options, stock units and shares issued under our 1999 Equity Incentive Plan using the fair value method prescribed by SFAS 123. The resulting effect on net income (loss) and net income (loss) per share pursuant to SFAS 123 is not likely to be representative of the effects on net income (loss) and net income (loss) per share pursuant to SFAS 123 or FAS 123(R) in future periods, because future periods could include additional grants, cancellations and periods of vesting.

The following table illustrates the effect on reported net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	Three months ended August 31,
	2005	2004
Net income (loss), as reported	$26,888	$(12,329)
Adjustments:
Stock unit compensation expense (income) included in reported net income (loss), net of related tax effects	(96)	639
Total stock-based employee compensation expense determined under fair value method for all awards granted since July 1, 1995, net of related tax effects	(29)	(1,379)
Pro forma income (loss)	$26,763	$(13,069)
Basic and diluted net income (loss) per share, as reported	$0.24	$(0.12)
Basic and diluted net income (loss) per share, pro forma	$0.24	$(0.12)

In connection with the granting of stock units in fiscal 2004, we recorded deferred stock-based compensation based on the fair value of the underlying shares of our common stock at the date of grant, and such value is amortized over the vesting period as compensation expense by function. For Q1 FY06 the amortization expense was $(96,000) due to the reversal of expense related to the cancellation of stock awards during the quarter. For Q1 FY05 the amortization expense was $639,000. The following table shows the expenses, by functional classification, incurred for the three months ended August 31, 2005 and August 31,2004 (in thousands):

	Three months ended August 31,
	2005	2004
Research and development	$—	$72
Sales and marketing	—	25
General and administrative	(28)	128
Discontinued operations	(68)	414
Total	$(96)	$639

For the three months ended August 31, 2005 we granted no stock units to employees and for the three months ended

August 31, 2004, we granted 75,000 stock units to employees. During each of the three month periods ended August 31, 2005 and 2004, we granted no stock options.

Revenue Recognition

License and Royalty Revenues.  Prior to the Asset Sales discussed in Note 3, Liberate licensed its software through its direct sales force located in North America and Europe. License and royalty revenues consisted primarily of fees earned from the licensing of its software, as well as royalty fees earned upon the shipment or activation of products that incorporated its software. In general, license revenues were recognized when a non-cancelable license agreement had been signed and the customer had acknowledged an unconditional obligation to pay, the software product had been delivered, there were no uncertainties surrounding product acceptance, the fees were fixed or determinable and collection was considered probable. Delivery was considered to have occurred when title and risk of loss had been transferred to the customer, which generally occured when media containing the licensed programs were provided to a common carrier. In the case of electronic delivery, delivery occured when the customer was given access to the licensed programs. If collectibility was not considered probable, revenue was recognized when the fee was collected.

Liberate recognized revenue from software licensing arrangements using the residual method pursuant to the requirements of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenues recognized from multiple-element software arrangements were allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance or consulting services. The determination of fair value was based on objective evidence, which was specific to Liberate. We limited our assessment of objective evidence for each element to either the price charged when the same element was sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements existed but evidence did not exist for one or more delivered elements, then revenue was recognized under the residual method. Under the residual method, the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was recognized as revenue.

However, if such undelivered elements consisted of services that were essential to the functionality of the software, we recognized license and services revenues using contract accounting, pursuant to SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” If license arrangements included the rights to unspecified future products, revenue was recognized ratably over the contractual or estimated economic term of the arrangement. We recognized royalty revenues when a network operator reported that it had shipped or activated products or its rights to deploy such products expired.

Deferred revenue was primarily comprised of collections from and billings to customers for software arrangements, including subscription arrangements, which did not qualify for revenue recognition under our revenue recognition policy.

We reduced license and royalty revenues by certain expenses as a result of the application of EITF No. 01-09, which generally required that consideration, including warrants, issued to a customer should be classified in a vendor’s financial statements not as an expense, but as a reduction to revenues up to the amount of cumulative revenues recognized or likely to be recognized from that customer.

Service Revenues.  Service revenues consisted of consulting, maintenance, and other services. We generally recognized consulting and other service revenues, including non-recurring engineering and training, as services were performed. Where consulting services were performed under a fixed-price arrangement, we generally recognized revenues on a percentage-of-completion basis. Maintenance services included both updates and technical support. Maintenance revenues were recognized ratably over the term of the maintenance agreement. The fees for maintenance arrangements ranged between 15% and 25% of the cumulative license fees and activation royalties incurred under the contract, depending upon the level of support being provided.

Computation of Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of fully diluted shares is required when reporting net income per share and includes the weighted average number of shares of common stock, stock options, stock units and warrants outstanding. As we have recorded a net loss for the three months ended August 31, 2004, the net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of including all outstanding stock options, stock units and warrants in the earnings per share calculation would be anti-dilutive. Accordingly, for the three month period ended August 31, 2005, the dilutive common shares were 307,000 which were related to common stock awards. For the three month period ended August 31, 2004 we excluded from the calculation of net loss per share total potential dilutive common shares of 12,599,000.

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Numerator		Denominator		Earnings (loss) per share
	Three months ended August 31,		Three months ended August 31,		Three months ended August 31,
	2005	2004	2005	2004	2005	2004

Basic income (loss) per share
Net income (loss)	26,888	(12,329)	110,925	105,623	0.24	(0.12)

Effect of dilutive common shares related to stock awards	—	—	307	—	—	—

Diluted net income (loss) per share	26,888	(12,329)	111,232	105,623	0.24	(0.12)

Reclassifications

Certain reclassifications, primarily resulting from discontinued operations, have been made to previously reported amounts in order to conform to current year’s presentation.  See Note 3, “Discontinued Operations”.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 covers key topics related to the implementation of SFAS 123(R) which include the valuation models, expected volatility, expected option term, income tax effects of SFAS 123(R), classification of stock-based compensation cost, capitalization of compensation costs and disclosure requirements. Although we do not expect to grant any future options, the Company is currently assessing the impact SFAS 123(R) and SAB 107 will have on our financial statements.

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

Note 3. Discontinued Operations

On July 12, 2005, Liberate Technologies, completed the sale of substantially all of the assets of its Non-North America business to SeaChange International, Inc. (“SeaChange”). SeaChange acquired certain assets and assumed certain limited liabilities relating to the business outside of North America. Liberate received cash consideration of approximately $23.5 million in connection with the completion of the asset sale to SeaChange. The sale was made pursuant to the Asset Purchase Agreement, dated as of April 15, 2005. We recognized a gain on the sale of the Non-North America business of $35.1 million in the first quarter of fiscal 2006.

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

Computation of the gain on the sale of the Non-North America business is as follows (in thousands):

Non-North America business
Cash proceeds	$23,555
Net liabilities assumed by buyer	11,583
Gain on sale of discontinued operations	$35,138

Pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” amounts in the financial statements and related notes have been reclassified to reflect the discontinued operations of both the North America business and the Non-North America business. Operating results for the discontinued operations are reported under “Income (loss) from discontinued operations” on the Condensed Consolidated Statement of Operations. Related assets and liabilities are classified as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively, on the Condensed Consolidated Balance Sheet. As part of the Asset Sales, the accounts receivable were retained by Liberate while the obligation was transferred to the acquirer.

The following table reflects the impact of discontinued operations on certain statements of operations data for the three months ended August 31, 2005 and August 31, 2004 (in thousands except per share information).

	Three months ended August 31,
	2005	2004
Total revenues	$178	$1,148
Cost of revenues	155	1,396
Gross margin	23	(248)
Operating expenses	1,710	3,851
Operating loss from discontinued operations	(1,687)	(4,099)
Interest and other income (expense)	7	48
Gain on sale of discontinued operations	35,138	80
Income tax provision	2,563	35
Net income (loss) from discontinued operations	$30,895	$(4,006)

Additionally, the following table reflects the impact of discontinued operations from the of the Non-North America business on certain balance sheet data (in thousands):

May 31, 2005
Prepaid expenses and other current assets	$53
Property and equipment, net	361
Assets of discontinued operations	$414

Accrued payroll and related expenses	$107
Deferred revenues	9,395
Liabilities of discontinued operations	$9,502

Note 4. Excess Facilities Charges and Related Asset Impairment

Excess facilities charges represent remaining lease commitments on vacant facilities, net of expected sublease income. We periodically evaluate our existing needs, the current and estimated future value of our subleases, and other future commitments to determine whether we should record excess facilities charges or adjustments to such charges. Additionally, we periodically evaluate our leasehold improvements for impairment and, if necessary, we reduce the carrying value using estimates of future cash flows to a level equal to the expected future value at that time. We have an existing commitment to lease office space at our former headquarters in San Carlos, California, in excess of our needs, and we did not anticipate that we will be able to sublease a substantial portion of our excess office space in the near future.

As of August 31, 2005 the total liability for excess facilities was $23.3 million, including a short term liability of $6.3 million.  At May 31, 2005, the total liability for excess facilities was $24.9 million, including a short term liability of $6.3 million.

During Q1 FY06 we recorded a reduction in expenses of $273,000 primarily due to an increase in expected sublease income with the renewal of a lease with a subtenant.

The liability for excess facilities as of May 31, 2004 did not include additional charges for additional space vacated in Q4 FY04 or potential savings related to the rejection of this lease under the U.S. Bankruptcy Code due to the uncertainty of the outcome of the bankruptcy proceeding. On September 8, 2004, the Bankruptcy Court issued a ruling dismissing our bankruptcy case. Pursuant to the dismissal of the bankruptcy case, which removed the uncertainty that existed at May 31, 2004, we recorded $4.4 million of excess facilities charges in Q1 FY05 based on revised estimates related to future sublease income and the additional space vacated in Q4 FY04. The $4.4 million excess facility charge consisted of a $5.1 million charge related to additional space vacated in Q4 FY04, which was accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” partially offset by an increase in estimates of sublease income of $640,000 due to revised estimates related to future subleases.

Note 5. Commitments and Contingencies

Operating Leases

We currently have various operating leases for our former facilities in San Carlos and the UK that expire at various dates through fiscal 2009 and thereafter. Future minimum lease payments under these operating leases as of August 31, 2005 are as follows (in thousands):

Years ending May 31,
2006	$6,654
2007	8,760
2008	8,068
2009 and thereafter	9,596
$33,078

Letters of Credit

We maintain an irrevocable letter of credit for $8.8 million as security deposit for our former headquarters in San Carlos, California. We vacated the San Carlos facility in March 2004 and ceased rent payment effective April 1, 2004. Our former landlord had drawn against the letter of credit for the unpaid rent, net of sublease income from the facility, in the amount of $6.3 million as of May 31, 2005.

On June 23, 2005, Liberate established a new letter of credit in the amount of $8.8 million with Circle Star Center Associates named as the beneficiary as a security deposit for our former headquarters in San Carlos, California. In order to secure our obligations with the bank, we established a certificate of deposit of $8.8 million. This arrangement replaces the original letter of credit with another banking institution, and replenishes the letter of credit to the level required in the lease agreement. The amounts of the certificates of deposit are included in restricted cash on the condensed consolidated balance sheets.

Employment Agreements

In March and April 2003, we entered into employee retention agreements with David Lockwood, Patrick Nguyen, Gregory Wood and Philip Vachon. Under the terms of the retention agreements, in the event of a change of control of Liberate that is followed within one year by the officer’s actual or constructive termination, the officer would receive a payment equal to twice his total taxable compensation for the prior fiscal year, with a minimum payment of $500,000 and a maximum payment of $750,000. On June 15, 2005, the Board of Directors approved payments in connection with amendments to the retention agreements. Pursuant to the employee retention agreements as so amended, Liberate made such payments in June and July 2005 to Messrs. Lockwood, Vachon, Wood and Nguyen in the amounts of $625,000, $750,000, $625,000 and $625,000, respectively, at which point the agreements with those executives terminated. We have other retention agreements with a small number of non-executive employees.

As part of our standard compensation package, certain employees and managers may be eligible to participate in discretionary and non-discretionary bonus plans.

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

During Q3 FY05, Liberate paid out the settlement amount of $13.8 million and recovered $5.0 million from its insurance carrier. The company expects to recover another $4.4 million as a rebate of part of the premiums paid for the loss mitigation policy that the Company obtained for the Class Action and Derivative Action, which is included in other receivables at August 31, 2005.

Restatement Derivative Litigation.  On May 3, 2005, a Stipulation of Settlement re Derivative Claims (the “Stipulation”) was filed with the California Superior Court for the County of San Mateo in connection with the matter “In re Liberate Technologies Derivative Litigation” (the “Derivative Action”). As reflected in the Stipulation, Liberate has reached an agreement in principle to settle the Derivative Action on terms that, among other things, provide for Liberate to adopt certain specified corporate governance changes, the dismissal with prejudice of all claims asserted by plaintiffs, and the payment of plaintiffs’ counsel’s fees and expenses of $550,000. Following a settlement hearing on August 16, 2005, the Court granted final approval of the settlement and, pursuant to the settlement, entered judgment dismissing the Derivative Action with prejudice, and Liberate paid the settlement amount to plaintiff’s counsel.

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

On September 22, 2005, pursuant to a stipulation of the parties, the Superior Court referred the first and third lease-related actions to a temporary judge.  A trial before the temporary judge on the landlord’s claim for interest on the unpaid replenishment amount is currently scheduled for October 31, 2005.  The landlord has indicated that (i) it intends to seek an award of attorneys’ fees incurred as a result of Liberate’s alleged breaches of the lease, and (ii) it intends to pursue an appeal of the dismissal of its defamation cause of action in its claim for attorneys’ fees in connection with Liberate’s bankruptcy proceeding.

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

While we deny allegations of wrongdoing, we have agreed to enter into a global issuer settlement of plaintiffs’ claims.  In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Liberate, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including Liberate).  In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters The settlement is subject to a number of conditions, including court approval. On August 31, 2005, the Court granted preliminary approval of the stipulation of settlement, and set a hearing for April 24, 2006 for further consideration of the stipulation of settlement and whether the settlement should receive final approval of the Court.

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

Insight Interactive Litigation.   On June 13, 2005, Liberate filed a complaint against Insight Interactive L.L.C. for breach of contract, specific performance, and open book account. The complaint, filed in the California Superior Court for the County of San Mateo, alleges that under a March 6, 2000 agreement with Liberate, Insight Interactive has failed to pay fees as they become due. Liberate seeks monetary damages, specific performance, and interest and costs as provided by law and/or the March 6, 2000 agreement. On September 1, 2005, Insight Interactive filed an answer generally denying the causes of action set forth in Liberate’s complaint and asserting various affirmative defenses, including the contention that Liberate is not entitled to payment under the March 6, 2000 agreement. Liberate intends to prosecute its rights under the agreement vigorously. However, litigation is by its nature uncertain and there can be no assurance that Liberate will be successful in obtaining damages or other relief.

Reverse Stock Split Litigation.  On September 19, 2005, Leslie J. Lee filed a putative class action complaint in the Court of Chancery of the State of Delaware, alleging, among other things, that Liberate and certain officers and directors breached their fiduciary duties in connection with the Reverse/Forward Stock Split proposed by Liberate. Plaintiff purports to bring the action individually and on behalf of a putative class of all stockholders owning fewer than 250,000 shares of Liberate common stock. The complaint seeks preliminary and permanent injunctive relief against the Reverse/Forward Stock Split, declaratory relief, rescission of the Reverse/Forward Stock Split (if necessary), rescissory and/or compensatory damages and attorneys’ fees and expenses. Also on

September 19, 2005, Plaintiff filed a motion for expedited proceedings and a motion for preliminary injunction. On September 27, 2005, Liberate filed a letter in opposition to Plaintiff’s motion for expedited proceedings. On October 6, 2005, the court heard oral argument on the motion and, at the conclusion of the argument, denied plaintiff’s motion for expedited proceedings and declined to schedule a hearing on plaintiff’s motion for a preliminary injunction. Liberate believes the allegations are without merit and intends to defend the complaint vigorously.

We have notified our various insurance carriers of the Class Action, Derivative Action, the Reverse Stock Split litigation and other pending legal matters. Our primary carrier and one of our secondary carriers under our existing policies have disputed whether certain costs incurred in connection with the restatement-related litigation and the SEC investigation are covered under their respective policies. Our insurance may not cover all or portions of our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the Class Action or Derivative Action or any expenses incurred in connection with the SEC investigation or any other matter.

While Liberate intends to defend and prosecute the above mentioned lawsuits vigorously because legal actions are inherently uncertain, we cannot predict or determine the outcome or resolution of these actions or estimate with any degree of certainty the amounts of loss or recovery with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The actual amount of our liability or recovery in any particular matter could be greater or less than management’s estimates, which could result in a net aggregate liability to Liberate outside of the range stated above. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our business, financial position, results of operations and cash flows. The cost of participating and defending against these actions is substantial and will require the continued diversion of management’s attention and corporate resources.

In addition to these pending lawsuits, Liberate is considering pursuing claims against its former Chief Operating Officer, Donald Fitzpatrick, to recover money due and owing and damages resulting from his conduct as an officer of Liberate in connection with Liberate’s restatement of its financial statements for certain periods of fiscal 2002 and the revision of its preliminary financial results announced for the first quarter of fiscal 2003. However, Liberate has not yet determined whether the potential benefits of pursuing any such claims against Mr. Fitzpatrick would outweigh the costs. In addition, should Liberate decide to pursue any such claims against Mr. Fitzpatrick, we can give you no assurance as to the likelihood that we would prevail, or that even if Liberate prevails, we would be able to actually recover from Mr. Fitzpatrick the amount of any judgment obtained.

Legal Contingencies

Of the $13.1 million of accrued liabilities reported within our condensed consolidated balance sheet approximately $1.7 million has been accrued for resolution of shareholder litigation. We have not accrued any amounts in connection with the Lease-Related Litigation, the OpenTV Litigation, the Stock Option Litigation, the Underwriting Litigation (in the event that the proposed settlement is not approved) or the Reverse Stock Split Litigation. Management believes we have meritorious defenses to these claims and intends to defend these actions vigorously. However, we are unable to predict the outcome or resolution of these actions or estimate the amounts of, or potential range of, loss with respect to these actions.

Note 6. Offerings of Common Stock

Dividend of $0.15 per Common Share

On June 15, 2005, the Board of Directors of Liberate declared a one-time dividend of $0.15 per common share. The dividend was payable to the holders of record on June 27, 2005 upon the closing of the sale of Liberate’s Non-North America business to SeaChange pursuant to the terms of the Asset Purchase Agreement, dated as of April 15, 2005. The SeaChange transaction closed on July 12, 2005. As required by the NASD rules, the ex-dividend date was set one business day after the payment date. The dividend aggregating $16.6 million was paid on July 13, 2005 and was recorded against paid-in-capital since Liberate has an accumulated deficit.

Common Stock

In Q1 FY06 we issued 65,302 shares of common stock upon the exercise of stock options, and 10,000 stock units became vested. For these 10,000 vested stock units, the employees received cash in lieu of the units of stock.

In Q1 FY05 we issued 7,332 shares of common stock upon the exercise of stock options, and 313,615 stock units became vested (of which 103,591 vested units were withheld to satisfy employee withholding taxes, resulting in a net issuance of 210,024 shares to employees and non-employee directors).

Stock-based Compensation – Stock Units

During fiscal 2004, we implemented a program to grant restricted stock units (“RSUs”) to certain employees and non-employee directors as part of our overall stock-based compensation. Each RSU entitles the holder to receive one share of Liberate common stock on the vesting date of the RSU. The RSUs granted to employees generally vest over a period of four years while those granted to non-employee directors generally vest over 12 months. Stock-based compensation representing the intrinsic value (fair market value) of the underlying shares at the date of grant of the RSUs is recognized evenly over the vesting period. On the vesting dates, the RSUs are settled by the delivery of shares of common stock to the participants. During the three months ended August 31, 2005, there were no RSUs granted to employees. During the quarter ended August 31, 2005, 191,564 RSUs were cancelled primarily due to employee terminations as a result of the sale of the Non-North America business. As of August 31, 2005 the balance of the deferred stock-based compensation related to RSUs was zero in stockholder’s equity and there were no unvested RSUs.

During the three months ended August 31, 2004, we granted 75,000 RSUs to employees. During the quarter 84,689 RSUs were cancelled due to employee terminations. As of August 31, 2004 there was a balance of $7.9 million in deferred stock-based compensation related to RSUs in stockholder’s equity and there were 2,229,924 RSUs outstanding and unvested.

Note 7. Subsequent Events

Reverse Stock Split Litigation

Reverse Stock Split Litigation.  On September 19, 2005, Leslie J. Lee filed a putative class action complaint in the Court of

Chancery of the State of Delaware, alleging, among other things, that Liberate and certain officers and directors breached their fiduciary duties in connection with the Reverse/Forward Stock Split proposed by Liberate. Plaintiff purports to bring the action individually and on behalf of a putative class of all stockholders owning fewer than 250,000 shares of Liberate common stock. The complaint seeks preliminary and permanent injunctive relief against the Reverse/Forward Stock Split, declaratory relief, rescission of the Reverse/Forward Stock Split (if necessary), rescissory and/or compensatory damages and attorneys’ fees and expenses. Also on September 19, 2005, Plaintiff filed a motion for expedited proceedings and a motion for preliminary injunction. On September 27, 2005, Liberate filed a letter in opposition to Plaintiff’s motion for expedited proceedings. On October 6, 2005, the court heard oral argument on the motion and, at the conclusion of the argument, denied plaintiff’s motion for expedited proceedings and declined to schedule a hearing on plaintiff’s motion for a preliminary injunction. Liberate believes the allegations are without merit and intends to defend the complaint vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Prior to the sales of the North America business and the Non-North America business (collectively the “Asset Sales”), Liberate was a provider of software for digital cable television systems. Based on industry standards, Liberate’s software enabled cable operators to run multiple services, including high-definition television, interactive programming guide, video on demand, personal video recorders and games, on multiple platforms. As a result of the Asset Sales, Liberate has no significant product offering or services business.

The following discussion of the financial condition and results of operations of Liberate should be read in conjunction with the condensed consolidated financial statements and the notes there to included elsewhere herein and the discussion contained in Liberate’s annual report on Form 10-K and the amended annual report on Form 10-K/A for the fiscal year ended May 31, 2005.  The discussion in this report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements in this report, other than statements that are purely historical, are forward-looking statements.  Words such as “anticipates,” “expects,” “believes,” intends,” “plans,” “estimates” and similar expressions also identify forward-looking statements.  These forward-looking statements are not guarantees of future performance, and are subject to risks and uncertainties that could cause our actual results to differ materially from the results contemplated in the forward-looking statements.  Forward-looking statements in this report include, without limitation, those relating to future revenues, costs, expenses and other financial results, as well as future customer agreements or deployments, disposition of assets, management strategies or the outcome of legal proceedings.

Risks and uncertainties that could cause actual results to differ materially include risks associated with the Reverse/Forward Stock Split, the emerging nature of our market, unknown revenue potential, a limited number of potential customers and the risks associated with legal proceedings, in addition to other risks identified below in “Risk Factors.”  Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially.  Most of these factors are difficult to predict accurately and are generally beyond our control.We assume no obligation to update any forward-looking statements, and we encourage you not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  You are also encouraged to consider forward-looking statements in light of our condensed consolidated financial statements, related notes, and the cautionary statements and risk factors listed from time to time in our reports on Form 10-K, Form 10-Q and Form 8-K filed with the SEC.

Filing of Going Private Proxy Statement

On June 23, 2005, Liberate filed with the SEC a preliminary Schedule 13E-3 Transaction Statement with respect to a going private transaction and a preliminary Schedule 14A Proxy Statement soliciting stockholders to vote on the Reverse/Forward Stock Split. On August 26, 2005, Liberate filed with the SEC, an amendment to each of the preliminary Schedule 13E-3 Transaction Statement and preliminary Schedule 14A Proxy Statement, relating to the Reverse/Forward Stock Split. If approved, the Reverse/Forward Stock Split should enable Liberate to complete the going private transaction provided there will be fewer than 300 holders of record of common stock. This will permit Liberate to discontinue the obligations of filing annual and periodic reports and make other filings with the SEC.

Once the Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement are approved in a definitive form by the SEC, Liberate will mail copies to all of its stockholders, describing all of the material terms of the Reverse/Forward Stock Split. Liberate currently intends to effect the Reverse/Forward Stock Split as soon as possible thereafter.

Reverse Stock Split Litigation

On September 19, 2005, Leslie J. Lee filed a putative class action complaint in the Court of Chancery of the State of Delaware, alleging, among other things, that Liberate and certain officers and directors breached their fiduciary duties in connection with a 1-for-250,000 reverse stock split proposed by Liberate (the “Stock Split”). Plaintiff purports to bring the action individually and on behalf of a putative class of all stockholders owning fewer than 250,000 shares of Liberate common stock. The complaint seeks preliminary and permanent injunctive relief against the Stock Split, declaratory relief, rescission of the Stock Split, rescissory and/or compensatory damages and attorneys’ fees and expenses. Also on September 19, 2005, Plaintiff filed a motion for expedited proceedings and a motion for preliminary injunction. On September 27, 2005, Liberate filed a letter in opposition to Plaintiff’s motion for expedited proceedings. On October 6, 2005, the court heard oral argument on the motion and, at the conclusion of the argument, denied plaintiff’s motion for expedited proceedings and declined to schedule a hearing on plaintiff’s motion for a preliminary injunction. Liberate believes the allegations are without merit and intends to defend the complaint vigorously.

Subscription-based License Agreements

Beginning in fiscal 2004, we entered into agreements with several cable operators. These agreements provided for monthly subscription fees based on deployments of our software with cable customers. In some cases, we received up-front fees at the inception of the license agreement. In addition, the completed agreements had provided for minimum periodic license fees for minimum subscriber levels. Pursuant to these agreements, we invoiced our customers and amounts due had been paid and were non-refundable.

We had not recognized revenues under the agreements. We had concluded, that based on current contract provisions, that because the agreements provide for future delivery of products and specified annual updates of the product during the term of the agreements we were unable to recognize revenue under our revenue recognition policy. While future annual product updates were contemplated and identified at the inception of the agreement, the details of the product releases would be discussed and agreed between us and the customers at future dates. During the quarter ended August 31, 2005, we collected $2.5 million non-refundable up-front fees and non-refundable monthly subscription fees from customers under these subscription license arrangements. As a result of the Asset Sales, all deferred revenue amounts were transferred to discontinued operations as part of the net liabilities assumed by the buyers.

Critical Accounting Policies Update

There have been no material changes to our critical accounting policies as disclosed on our annual report on Form 10-K for the fiscal year ended May 31, 2005.

Revenues and Cost of Revenues

Pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, amounts in our unaudited consolidated financial statements and the related notes, included in Item 1, have been reclassified to reflect the discontinued operations of our North America business and Non-North America business. Operating results for the discontinued operations are reported, net of tax, under “Income (loss) from discontinued operations” on the consolidated statement of operations. We classified $178,000 and $1.1 million of revenue as part of discontinued operations for the three months ended August 31, 2005 and August 31, 2004, respectively, relating to the Asset Sales. For the cost of revenues we reclassified $155,000 and $1.4 million as part of discontinued operations for the three months ended August 31, 2005 and August 31, 2004, respectively, relating to the Asset Sales. See Note 3 in the Notes to Condensed Consolidated Financial Statements.

Prior to our Asset Sales, we generated license and royalty revenues by licensing our client and server software products, applications, and tools, primarily to network operators that provide television services, and, in a small number of cases, to set-top box manufacturers. We generated service revenues from consulting, maintenance, and other services provided in connection with those licenses. The cost of revenues consisted primarily of salary and other related costs for employees, costs incurred for licenses and support of third-party technologies that are incorporated in our products and external contractors.

As a result of the Asset Sales, we have no significant product offering or services business thus we do not expect that our revenues or cost of revenues will equal or exceed historical levels.

Operating Expenses

The operating expenses described below have all been adjusted for discontinued operations for the periods shown. Since all of the revenues have been reclassified to discontinued operations, the operating expenses of Liberate are not shown as a percentage of revenue. As a result of the Asset Sales, we expect operating expenses to decrease.

Research and Development. Research and development expenses consist primarily of salary, employee-related expenses, and costs for external contractors, as well as costs related to outsourced development projects necessary to support product development. Research and development expenses were as follows (in thousands):

	Three months ended August 31,
	2005	2004
Research and development	$—	$494
Decrease, year over year	$(494)
Percentage decrease, year over year	(100)%

Research and development expenses for Q1 FY05 consists primarily of salary and employee related expenses of $302,000 for research and development that were not part of the Asset Sales. In addition, $175,000 was the allocation of shared corporate expenses which consisted primarily of management costs, insurance and benefits.  For Q1FY06 research and development expenses totaling $1.6 million related to discontinued operations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other employee-related expenses for sales and marketing personnel, sales commissions, travel, marketing communications and regional sales offices. Sales and marketing expenses were as follows (in thousands):

	Three months ended August 31,
	2005	2004
Sales and marketing	$—	$248
Decrease, year over year	$(248)
Percentage decrease, year over year	(100)%

Sales and marketing expenses for Q1 FY05 consists of an allocation of Liberate’s centrally managed sales and marketing costs. The allocation was based on even sharing of the total costs. For Q1 FY06 sales and marketing expenses of $50,000 related to discontinued operations.

General and Administrative. General and administrative expenses consist primarily of salaries and other employee-related expenses for corporate development, finance, human resources, and legal employees; outside legal and other professional fees; and non-income-based taxes. General and administrative expenses were as follows (in thousands):

	Three months ended August 31,
	2005	2004
General and administrative	$7,117	$3,601
Increase, year over year	$3,516
Percentage increase, year over year	98%

The increase in general and administrative expenses from Q1 FY05 to Q1 FY06 was due to an increase in employee related expenses of  $4.7 million primarily related to payments made in Q1 FY06 pursuant to the amendment of employee retention agreements for executive officers in June 2005 and other discretionary employee bonuses. This increase was partially offset by a decrease in facilities expenses of $643,000, a decrease in professional fees of $436,000 and a decrease in other expenses of $116,000, which includes primarily computer supplies of $43,000, depreciation of $24,000 and external contractors of $39,000.

Excess Facilities Charges and Related Asset Impairment. Our excess facilities charges consist primarily of costs associated with permanently vacating our facilities and the related asset impairments. In determining the charges for excess facilities, we are required to estimate future sublease income, future net operating expenses of the facilities, and other expenses. The most significant of these estimates relates to the timing and extent of future sublease income which reduces our lease obligations.  We based our estimates of sublease income on current market conditions and rental rates provided by an independent real estate consultant, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the facility, among other factors.  Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We review the status of activities on a quarterly basis and, if appropriate, record changes to our excess facilities obligations in current operations based on management’s most current estimates. If current market conditions for the commercial real estate market remain the same or worsen, or we conclude that we are not likely to use additional space, we may be required to record additional charges in future periods.

The liability for excess facilities as of May 31, 2004 did not include charges for additional space vacated in Q4 FY04 or potential savings related to the anticipated rejection of this lease under the U.S. Bankruptcy Code due to the uncertainty of the outcome of the bankruptcy proceeding. On September 8, 2004, the Bankruptcy Court issued a ruling dismissing our bankruptcy case. In connection with the dismissal of the bankruptcy case, which removed the uncertainty that had existed at May 31, 2004, we recorded $4.4 million of excess facilities charges in Q1 FY05 based on revised estimates related to future sublease income and the additional space vacated in Q4 FY04. The $4.4 million excess facility charge consists of a $5.1 million charge related to additional space vacated in Q4 FY04 partially offset by an increase in estimates of sublease income of $640,000. During Q1 FY06 we recorded a reduction in expenses of $273,000 primarily due to an increase in sublease income with the renewal of a lease with a subtenant.

As of August 31, 2005 the total liability for excess facilities was $23.3 million, including a short term liability of $6.3 million.  At May 31, 2005, the total liability for excess facilities was $24.9 million, including a short term liability of $6.3 million.

Interest Income, Net

Interest income, net consists of interest earned on our cash and cash equivalents and short-term investments, and is netted against interest expense primarily related to an operating lease. Interest income, net was as follows (in thousands):

	Three months ended August 31,
	2005	2004
Interest income, net	$307	$548
Decrease, year over year	$(241)
Percentage decrease, year over year	(44)%

Interest income, net decreased from Q1 FY05 to Q1 FY06 primarily due to lower cash balances. Interest income could continue to decline in future periods because of lower cash balances and lower interest rates.

Other Income (Expense), Net

Other income (expense), net consists of re-measurement gains and losses from the operations of our foreign subsidiaries and foreign currency exchange gains and losses and other non-operating income and expenses. For the three months ended August 31, 2005 and August 31, 2004, other income (expense), net was $21,000 and $(110,000), respectively. The increase was primarily due to lower re-measurement and foreign currency exchange losses.

Income Tax Provision (Benefit)

The income tax provision consists of foreign withholding tax expense, foreign and state income taxes and taxes related to discontinued operations. For the three months ended August 31, 2005, the income tax benefit related to continuing operations was $2.5 million and the provision related to discontinued operations was $2.6 million. For the three months ended August 31, 2004, the income tax provision relating to continuing operations was $3,000 and the provision related to discontinued operations was $35,000.

Income (loss) from Discontinued Operations

Pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” amounts in the financial statements and related notes have been reclassified to reflect the discontinued operations of both the North America business and the Non-North America business. Operating results for the discontinued operations are reported, net of tax, under “Income (loss) from discontinued operations” on the Condensed Consolidated Statement of Operations.

On July 12, 2005, Liberate Technologies, completed the sale of substantially all of the assets of its Non-North America business to SeaChange International, Inc. (“SeaChange”). SeaChange acquired certain assets and assumed certain limited liabilities relating to the business outside of North America. Liberate received cash consideration of approximately $23.5 million in connection with the completion of the asset sale to SeaChange. The sale was made pursuant to the Asset Purchase Agreement, dated as of April 15, 2005. We recognized a gain on the sale of the Non-North America business of $35.1 million in the first quarter of fiscal 2006.

Computation of the gain on the sale of the Non-North America business is as follows (in thousands):

Non-North America business
Cash proceeds	$23,555
Net liabilities assumed by buyer	11,583
Gain on sale of discontinued operations	$35,138

For the three months ended August 31, 2004 we recorded a gain on the sale of discontinued operations of $80,000 from unanticipated cash receipts from a third party relating to the sale of discontinued operations.

The following table reflects the impact of discontinued operations on certain statements of operations data for the three months ended August 31, 2005 and August 31, 2004 (in thousands except per share information).

	Three months ended August 31,
	2005	2004
Total revenues	$178	$1,148
Cost of revenues	155	1,396
Gross margin	23	(248)
Operating expenses	1,710	3,851
Operating loss from discontinued operations	(1,687)	(4,099)
Interest and other income (expense)	7	48
Gain on sale of discontinued operations	35,138	80
Income tax provision	2,563	35
Net income (loss) from discontinued operations	$30,895	$(4,006)

Liquidity and Capital Resources

Cash Flows

Our principal source of liquidity at August 31, 2005 was cash and cash equivalents and liquid investments of $41.8 million. In addition, we had $9.8 million of restricted cash that primarily secures obligations under two office leases.

Cash Flows from Operating Activities. For the three months ended August 31, 2005, net cash used in operating activities was $6.7 million. This amount consisted primarily of net income of $26.9 million, adjusted for $35.2 million of non-cash adjustments to reconcile net income to net cash used in operating activities and a $1.6 million net increase in operating assets and liabilities. The non-cash adjustments consisted primarily of $35.2 million related to discontinued operations. The net decrease in operating assets and liabilities was primarily due to an increase in accounts payable of $1.9 million, partially offset by a decrease in accrued liabilities of $1.2 million, a decrease in accrued payroll and related expenses of $212,000, a decrease in long-term excess facilities of $1.5 million a decrease in accounts receivable of $2.4 million and a decrease in prepaid expenses and other current assets of $160,000.

For the three months ended August 31, 2004, net cash used in operating activities was $5.5 million. This amount consisted primarily of net loss of $12.3 million, adjusted for $3.0 million of non-cash adjustments to reconcile net loss to net cash used in operating activities and a $5.2 million net increase in operating assets and liabilities. The non-cash adjustments consisted primarily of $2.8 million related to discontinued operations and $225,000 of stock-based compensation expense offset by $71,000 of non-cash compensation expense for restricted stock grants.  The net increase in operating assets and liabilities was primarily due to an increase in accrued liabilities of $2.9 million and an increase in long-term excess facilities liabilities of $1.8 million offset by an increase in accounts receivable of $859,000

Cash Flows from Investing Activities. For the three months ended August 31, 2005, net cash provided by investing activities of $18.0 million which consisted primarily of the net proceeds from the sale of discontinued operations of $23.6 million offset by an increase in restricted cash of $5.5 million. See Note 5 in the Notes to Condensed and Consolidated Financial Statements for a discussion of the letters of credit.

For the three months ended August 31, 2004, net cash used in investing activities was $1,000 which consisted primarily from the proceeds from the purchase of property and equipment offset by a decrease in restricted cash.

Cash Flows from Financing Activities. For the three months ended August 31, 2005, net cash used in financing activities of $16.6 million was related to the dividends paid.

For the three months ended August 31, 2004, net cash used in financing activities of $594,000 was primarily attributed to the payment on short-term borrowing from the bank of $608,000 offset by $14,000 of proceeds from the issuance of common stock.

Cash Requirements

On June 15, 2005, the Board of Directors of Liberate declared a one-time dividend of $0.15 per common share. The dividend was payable to the holders of record on June 27, 2005 upon the closing of the sale of Liberate’s Non-North America business to SeaChange International, Inc. pursuant to the terms of the Asset Purchase Agreement, dated as of April 15, 2005. The SeaChange transaction closed on July 12, 2005. Liberate received cash consideration of approximately $23.5 million in connection with the sale to SeaChange. The special dividend, totaling $16.6 million, was paid on July 13, 2005. In addition to funding normal operating expenses, we anticipate requiring cash to pay outstanding commitments.  We expect to fund our short-term working capital and operating resource expenditure requirements, for at least the next twelve months, from our existing cash and cash equivalents resources. However, we could experience unforeseen circumstances, such as a worsening economic downturn, lease obligations and litigation settlements that may increase our use of available cash or our need to obtain additional financing.

Contractual Obligations

Our contractual obligations, including the lease on our former offices in San Carlos and the UK, as of August 31, 2005, are as follows (in thousands):

	Payments due by period
	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating leases and expenses	$33,078	$8,799	$16,013	$8,266	$—

As a result of the dismissal of the bankruptcy case, Liberate continues to be liable for the lease payments on its former offices in San Carlos, California in accordance with the terms of the lease, which over the life of the lease could be up to approximately $32.8 million, including common area maintenance expenses.  See Notes 4 and 5 in the Notes to Condensed Consolidated Financial Statements for a discussion of excess facilities charges related to the San Carlos lease.

Off Balance Sheet Arrangements

As of August 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We now have no current product or services business.

On July 12, 2005, we completed the sale of substantially all of the assets relating to our business outside of North America to SeaChange International, Inc. Following the transaction, we have no current product offering or services business. We will continue to operate Liberate to resolve existing liabilities, prosecute and defend pending litigation and pursue other claims as appropriate that we may have against third parties, and dispose of non-operating assets to maximize shareholder interests. Although our board of directors has not yet made any determination, we also will continue from time to time to evaluate and potentially explore all available alternatives including a dissolution and liquidation of Liberate, a share repurchase, an extraordinary dividend or other transactions to maximize stockholder value. We believe that our cash, together with proceeds from the Asset Sales, will be sufficient to meet our working capital requirements for the next twelve months. In fiscal 2006, we expect to continue to use cash to fund our remaining activities.

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

On June 16, 2005, Liberate’s Board of Directors approved a reverse 1-for-250,000 split of Liberate common stock to be followed immediately by a forward 250,000-for-1 split, subject to stockholder approval at an upcoming special meeting of stockholders, as part of a “going private” transaction. If the transaction is approved by Liberate’s stockholders and implemented, Liberate expects to have fewer than 300 stockholders of record, which would enable Liberate to voluntarily terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended, and become a non-reporting company. As a private company, Liberate would no longer be required to file periodic reports and other information with the SEC. The proposed transaction is subject to the approval of Liberate’s stockholders at a special meeting of shareholders. We cannot predict whether we will succeed in obtaining the approval of our stockholders and we cannot assure that the Reverse/Forward Stock Split will be completed. On September 19, 2005, Leslie J. Lee filed a putative class action complaint in the Court of the Chancery of the State of Delaware seeking to enjoin the Reverse/Forward Stock Split and to recover damages. Liberate believes the allegations are without merit and intends to defend the complaint vigorously. However, we cannot assure you that we will be successful. If we are unable to complete the Reverse/Forward Stock Split, we will not save significant costs and expenses associated with being a public company and the market price of our common stock may decline.

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

We have agreed to indemnify our directors and officers to the fullest extent allowed by Delaware law. As a consequence, we are advancing expenses (including reasonable attorneys’ fees) incurred by directors and officers in connection with the securities class action, shareholder derivative action and the SEC investigation, although these payments are subject to reimbursement if such expenses are ultimately found to be non-indemnifiable. Additionally, we may ultimately be obligated to pay indemnifiable judgments, penalties, fines, and amounts paid in settlement in connection with these proceedings.

We have notified our various insurance carriers of the litigations and the SEC investigation. Our primary carrier and one of our excess carriers have disputed whether certain costs incurred in connection with the restatement-related litigations and the SEC investigation, are covered under their respective policies. On March 1, 2005, Liberate filed a complaint against the primary carrier and one of the excess carriers alleging that the carriers failed to perform any of their obligations under their respective policies and applicable law on behalf of Liberate or its directors and officers in connection with the securities class action, the shareholder derivative action, and the SEC investigation. Liberate intends to prosecute its rights under its insurance policies vigorously. However, litigation is by its nature uncertain and there can be no assurance that Liberate will be successful in securing coverage under the policies. Our insurance may not cover all or portions of our defense costs, any settlement, judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the litigations, the SEC investigation, or any other matter. These costs and liabilities, if not covered by insurance, could harm our financial condition, results of operations, and cash flows.

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

As of August 19, 2005, to our knowledge, six stockholders, who are not affiliated with one another, beneficially owned a total of approximately 59% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control of Liberate.

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

We are now subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and identification of material weaknesses in the internal control over financial reporting, if identified in future periods, could indicate a lack of proper controls to generate accurate financial statements. We may identify a material weakness in current and future periods, and our controls necessary for continued compliance may not continue to operate effectively at all times. We also may not be able to retain sufficient skilled financial accounting personnel, especially in light of increased demand for such personnel among publicly traded companies.

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

If we do not manage our remaining activities effectively, our stock price could decline.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of August 31, 2005, our investment portfolio consisted primarily of U.S. government obligations, with original maturities at time of purchase of 90 days or less, classified as cash and cash equivalents which may increase or decrease in value if interest rates change prior to maturity. We do not maintain any derivative financial instruments in our investment portfolio. We are averse to principal loss and seek to preserve our invested funds by limiting the default risk, market risk, and reinvestment risk. We currently maintain sufficient cash and cash equivalent balances to hold our investments to maturity. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

Foreign Currency Risk

We transact business in various foreign currencies, primarily in the U.K, the Netherlands and Austria, and, accordingly, are subject to adverse movements in foreign currency exchange rates. The effect of changes in foreign currency exchange rates on revenues has not been material as we generally conduct our revenue transactions in U.S. dollars. Our foreign subsidiary located in the Netherlands with a U.K. branch is a fully integrated entity, which operates in the British Pound and the Euro, whose functional currency is the U.S. dollar. Monetary items are re-measured at rates prevailing at the balance sheet date and non-monetary items are re-measured at historical rates. The revenue and expenses are re-measured at average exchange rates throughout the period, other than depreciation and amortization, which are re-measured at the respective historical rates as their related assets. We report the unrealized foreign currency re-measurement gains and losses as well as the gains and losses from foreign currency transactions in the condensed consolidated statement of operations under “Other income (expense), net”. Translation gains or losses for prior periods have been recorded in “Accumulated other comprehensive loss,” a separate component of stockholder’s equity.  See Note 2 in the Notes to Condensed Consolidated Financial Statements.  We do not currently use financial instruments to hedge these operating expenses.

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

As of August 31, 2005, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended August 31, 2005 (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Attached as exhibits to this quarterly report on Form 10-Q are certifications of the CEO and CFO that are required by Rule 13a-14 of the Exchange Act.

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

During Q3 FY05, Liberate paid out the settlement amount of $13.8 million and recovered $5.0 million from its insurance carrier. The company expects to recover another $4.4 million as a rebate of part of the premiums paid for the loss mitigation policy that the company obtained for the Class Action and Derivative Action, which is included in other receivables at August 31, 2005.

Restatement Derivative Litigation.  On May 3, 2005, a Stipulation of Settlement re Derivative Claims (the “Stipulation”) was filed with the California Superior Court for the County of San Mateo in connection with the matter “In re Liberate Technologies Derivative Litigation” (the “Derivative Action”). As reflected in the Stipulation, Liberate has reached an agreement in principle to settle the Derivative Action on terms that, among other things, provide for Liberate to adopt certain specified corporate governance changes, the dismissal with prejudice of all claims asserted by plaintiffs, and the payment of plaintiffs’ counsel’s fees and expenses of $550,000. Following a settlement hearing on August 16, 2005, the Court granted final approval of the settlement and, pursuant to the settlement, entered judgment dismissing the Derivative Action with prejudice, and Liberate paid the settlement amount to plaintiff’s counsel.

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

On September 22, 2005, pursuant to a stipulation of the parties, the Superior Court referred the first and third lease-related actions to a temporary judge.  A trial before the temporary judge on the landlord’s claim for interest on the unpaid replenishment amount is currently scheduled for October 31, 2005.  The landlord has indicated that (i) it intends to seek an award of attorneys’ fees incurred as a result of Liberate’s alleged breaches of the lease, and (ii) it intends to pursue an appeal of the dismissal of its defamation cause of action in its claim for attorneys’ fees in connection with Liberate’s bankruptcy proceeding.

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

While we deny allegations of wrongdoing, we have agreed to enter into a global issuer settlement of plaintiffs’ claims.  In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Liberate, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including Liberate).  In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters The settlement is subject to a number of conditions, including court approval. On August 31, 2005, the Court granted preliminary approval of the stipulation of settlement, and set a hearing for April 24, 2006 for further consideration of the stipulation of settlement and whether the settlement should receive final approval of the Court.

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

Insight Interactive Litigation.   On June 13, 2005, Liberate filed a complaint against Insight Interactive L.L.C. for breach of contract, specific performance, and open book account. The complaint, filed in the California Superior Court for the County of San Mateo, alleges that under a March 6, 2000 agreement with Liberate, Insight Interactive has failed to pay fees as they become due. Liberate seeks monetary damages, specific performance, and interest and costs as provided by law and/or the March 6, 2000 agreement. We expect that Insight Interactive may assert defenses and claims contending that Liberate is not entitled to payment under the March 6, 2000 agreement. On September 1, 2005, Insight Interactive filed an answer generally denying the causes of action set forth in Liberate’s complaint and asserting various affirmative defenses, including the contention that Liberate is not entitled to payment under the March 6, 2000 agreement. Liberate intends to prosecute its rights under the agreement vigorously. However, litigation is by its nature uncertain and there can be no assurance that Liberate will be successful in obtaining damages or other relief.

Reverse Stock Split Litigation.  On September 19, 2005, Leslie J. Lee filed a putative class action complaint in the Court of Chancery of the State of Delaware, alleging, among other things, that Liberate and certain officers and directors breached their fiduciary duties in connection with the proposed Reverse/Forward Stock Split. Plaintiff purports to bring the action individually and on behalf of a putative class of all stockholders owning fewer than 250,000 shares of Liberate common stock. The complaint seeks preliminary and permanent injunctive relief against the Stock Split, declaratory relief, rescission of the Reverse/Forward Stock Split (if necessary), rescissory and/or compensatory damages and attorneys’ fees and expenses. Also on September 19, 2005, Plaintiff filed a motion for expedited proceedings. On October 6, 2005, the court heard oral argument on the motion and, at the conclusion of the argument, denied plaintiff’s motion for expedited proceedings and declined to schedule a hearing on plaintiff’s motion for a preliminary injunction. Liberate believes the allegations are without merit and intends to defend the complaint vigorously.

We have notified our various insurance carriers of the Class Action, Derivative Action, the Reverse Stock Split Litigation and other pending legal matters. Our primary carrier and one of our secondary carriers under our existing policies have disputed whether certain costs incurred in connection with the restatement-related litigation and the SEC investigation are covered under their respective policies. Our insurance may not cover all or portions of our defense costs, any settlement, any judgment rendered against us, or amounts we are required to pay to any indemnified person in connection with the Class Action or Derivative Action or any expenses incurred in connection with the SEC investigation or any other matter.

While Liberate intends to defend and prosecute the above mentioned lawsuits vigorously because legal actions are inherently uncertain, we cannot predict or determine the outcome or resolution of these actions or estimate with any degree of certainty the amounts of loss or recovery with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The actual amount of our liability or recovery in any particular matter could be greater or less than management’s estimates, which could result in a net aggregate liability to Liberate outside of the range stated above. The possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our business, financial position, results of operations and cash flows. The cost of participating and defending against these actions is substantial and will require the continued diversion of management’s attention and corporate resources.

In addition to these pending lawsuits, Liberate is considering pursuing claims against its former Chief Operating Officer, Donald Fitzpatrick, to recover money due and owing and damages resulting from his conduct as an officer of Liberate in connection with Liberate’s restatement of its financial statements for certain periods of fiscal 2002 and the revision of its preliminary financial results announced for the first quarter of fiscal 2003. However, Liberate has not yet determined whether the potential benefits of pursuing any such claims against Mr. Fitzpatrick would outweigh the costs. In addition, should Liberate decide to pursue any such claims against Mr. Fitzpatrick, we can give you no assurance as to the likelihood that we would prevail, or that even if Liberate prevails, we would be able to actually recover from Mr. Fitzpatrick the amount of any judgment obtained.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

On July 6, 2005, a special meeting of stockholders was held in Redwood City, California to approve and adopt the Asset Purchase Agreement, dated as of April 15, 2005, by and among Liberate, SeaChange International, Inc., a Delaware corporation and Liberate Technologies B.V., a corporation organized under the laws of the Netherlands.  The asset sale closed on July 12, 2005.

At the July 6 special meeting, 76,988,393 votes were cast for approval and adoption of the Asset Purchase Agreement,  82,269 votes were cast against approval and adoption of the Asset Purchase Agreement and there were 10,871 abstentions and broker non-votes.  The other information required by this Item is incorporated by reference to the information set forth in the Definitive Proxy Statement on Schedule 14A related to the sale of the Non-North America business filed with the SEC on June 10, 2005.

Item 5. Other Information

Filing of Amendment No. 1 on Form 10-K/A

On September 28, 2005, Liberate filed with the Securities and Exchange Commission an amended Form 10-K/A for fiscal year ended May 31, 2005. On August 15, 2005, Liberate filed with the SEC its Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (the “Initial Form 10-K”). In accordance with the SEC rules, the Company incorporated by reference Part III of the Initial Form 10-K from the Proxy Statement to be filed by the Company in connection with its 2005 Annual Stockholders’ Meeting, which the Company anticipated filing on or before September 28, 2005. Since filing the Initial Form 10-K, the Company has determined that it would not file its Proxy Statement prior to the September 28 deadline and, in accordance with SEC rules, filed an amendment to its Initial Form 10-K on September 28, 2005, to include the disclosures required by Part III of Form 10-K. Amendment No. 1 on Form 10-K/A amended and supplemented Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K.

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

Liberate Technologies

	By:	/s/ David Lockwood
David Lockwood
Date: October 11, 2005		Chief Executive Officer

	By:	/s/ Gregory S. Wood
Gregory S. Wood
Date: October 11, 2005		Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Liberate’s Chief Executive Officer and Chief Financial Officer